Form 10KSB
period 2001-06-30
ABERDENE MINES LTD
filed 2001-09-25
CIK 1112706

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-35586

ABERDENE MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0454792 (Employer Identification No.)

1040 West Georgia Street
Suite 1160
Vancouver, British Columbia
Canada V6E 4H1
(Address of principal executive offices, including zip code.)

(604) 605-0885
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ ] NO [ x ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year. June 30, 2001 - $-0-.

There is currently no market value of the voting stock on September 12, 2001. There are approximately no shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.
Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: September 12, 2001 - 5,000,000 shares of Common Stock

Transitional Small Business Issuer Format
YES [ ] NO [ x ]

PART I

General

We were incorporated in the State of Nevada on January 21, 2000. We are engaged in the exploration of our mining property. We maintain our statutory registered agent's office at 5844 South Pecos Road, Suite D, Las Vegas, Nevada 89120 and our business office is located at 1040 West Georgia Street, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. Our offices are leased from Callinan Mines Ltd. We lease our office space from Callinan Mines Ltd. on a month to month basis and our monthly rental is determined by usage.

There is no assurance that a commercially viable ore body, a reserve, exists in our property until sufficient exploration work is done and an evaluation of that work concludes economic and legal feasibility. Our present plans are strictly limited to research and exploration.

Background

In January 2000, Hugh Grenfal our President and a member of the board of directors, acquired one mineral property containing six mining claims in British Columbia, Canada by arranging the staking of the same through a third party. The claims are known as the Casino 1, 2, 3, 4, 5, and 6. Mr. Grenfal paid CDN$1,000 to stake the claims. The claims are recorded in Mr. Grenfal's name to avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed. Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of $500.00 and file other documents since we are a foreign corporation in Canada. We have decided that if gold is discovered on the property and it is economical to remove the gold, we will record the deed, pay the additional tax and file as a foreign corporation.

Historical Background

The property is located within the Rossland Mining Camp. About fifty mines within the Camp have each mined between 1 and 100,000 tons of ore during the various periods between 1890 and 1972. In 1906 the Consolidated Mining and Smelting Company of Canada, now known as Cominco was formed to acquire several mines within the Camp as well as the smelter at Trail.

The property includes the working of the post producing Casino-Red Cap Mine which is located on the Casino #1 and #3 claims. The earliest evidence of mining thereon dates from 1951.

In 1951, work on the Casino Red Cap consisted of trenching as well as driving an adit, which was collared 40 feet below the discovery outcrop. In 1957, two drifts each 200 feet long and 25 feet apart in elevation were driven on the near vertical vein. A stope 150 long and 6 feet wide was mined between the levels. A small amount of cross-cutting was done on the lower level. Between 1961 and 1963 work on the claims consisted of 360 feet of diamond drilling collared at the surface, as well as five short underground diamond drill holes were collared on the No. 1 level. Exploration work consisted of 100 fee of cross-cut and 75 feet or raise. Stoping was done on the No. 1 vein between No. 1 and No. 3 levels.

In 1964 an exploration program consisting of 2,050 feet of drifts, raises and sub-levels was begun on nos. 1, 2 and 3 veins.

Geological mapping, sampling and geophysical surveys were carried out in 1979, 1980, 1988, 1989, 1990 and 1991.

Location and Access

The property consists of six mining claims with a total area of approximately 375 acres (150 hectares). The claims are located near the town of Trail in south-central British Columbia, Canada. There is a paved road along the east side of the claims, and a rough gravel road accesses the old mine tunnel.

Plant and Equipment

We do not own a plant or any equipment. If we discover mineralized material we intend to hire independent third party contractors to mine the property. There is no source of power on the property. Power for operations will be generated from gasoline generators. There is no equipment on the property.

Geology and Mineralization

Two main rock types occur on the property. The older are Jurassic aged volcanic and sedimentary rocks. These rocks are intruded by Jurassic granodiorite, and a monzonite intrusion of similar age. Younger, Eocene - aged granite stocks, and gabbro dykes and hornblende porphyry dykes also occur. The old mine was worked on a series of at least three quartz veins that occur near the contract between granodiorite and the volcanic and sedimentary rocks. The veins are steeply dipping, and host galena, sphalerite, pyrite and arsenopyrite mineralization. The best gold grades are reportedly associated with arsenopyrite. The thickness of the veins varies, with an average width of 14 inches (35.6 cm). However, historic reported mining activity on the No. 1 level suggest that mined widths were locally greater than this average.

Our Proposed Exploration Program

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

Our exploration program is designed to economically explore and evaluate our properties.

We do not claim to have any ores or reserves whatsoever at this time on any of our properties.

We have not begun our exploration program and intend to proceed in the following three phases:

Phase 1 began with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. We have recently begun this phase of the exploration process on our properties.

When the research is completed, our initial work will be augmented with geologic mapping, geophysical testing and geochemical testing of our claims. When available, existing workings, such as trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will to begin trenching the area.

Trenches are generally approximately 150 ft. in length and 10-20 ft. wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow for efficient reclamation, re-contouring and re-seeding of disturbed areas. Once excavation of a trench is completed, samples are taken and then analyzed for economically potential minerals that are known to have occurred in the area. Careful interpretation of this available data collected from the various tests aid in determining whether or not the prospect has current economic potential and whether further exploration is warranted.

Phase 1 will take about 3 months and cost up to $20,000.

Phase 2 involves an initial examination of the underground characteristics of the vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are

* more extensive trenching
* more advanced geophysical work
* drift driving

Drift driving is the process of constructing a tunnel to take samples of ore for testing. Later, the tunnel can be used for mining ore. The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. Trenching identifies the continuity and extent of mineralization, if any, below the surface. After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants a Phase 3 study.

Phase 2 will take about 3 months and cost up to $20,000.

Phase 3 is aimed at precisely defining the depth, the width, the length, the tonnage and the value per ton of any ore body. This is accomplished through extensive drift driving. Phase 3 will take about 6 months and cost up to $80,000.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to remove the mineralized material.

If mineralized material is found on our property and removal is warranted, and we do not have adequate cash to do so, we will have to sell additional shares of common stock or borrow money to finance the cost of removing the mineralized material. At the present time we do not know if we will need additional money to remove the mineralized material from the property, if warranted. There is no assurance that we will have the funds to remove the mineralized material from the property if warranted and there is no assurance we will be able to raise additional money through the sale of additional shares of common stock or through loans.

Status of Our Exploration Program

We are in the process of completing our public offering. As such we have not started exploring our property. As soon as our public offering has been completed we will begin exploration of the property.

Competitive Industry

The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal of mineralized material from our property. Readily available wholesale purchasers of gold and other precious metals exist in Canada and throughout the world. The largest are Handy & Harman, Englehard Industries, and Johnson Matthey, Ltd. The wholesale purchase of precious metals are affected by a number of factors beyond our control. The factors are:

* fluctuations in the market price for gold
* fluctuating supplies of gold
* fluctuating demand for gold
* mining activities by others

If we find gold which is deemed of economic grade and in sufficient quantities to justify removal, we would seek additional capital through a second public offering to build a mine and plant. We would then mine the gold. After mining we would process the ore through a series of steps which produces a rough concentrate. This rough concentrate is then sold to refiners and smelters for the value of the gold contained therein less the cost of further concentrating, refining and smelting. Refiners and smelters then sell the gold on the open markets through brokers who work for wholesales, including the major world wholesalers set forth above.

The current demand for gold exceeds the supply of gold. As such we believe we will not have any difficulty selling the gold we recover, however, please remember we haven=t found any mineralized material as of today and there is no assurance we will find any mineralized material in the future.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

* locating claims
* posting claims
* working claims
* reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We are in compliance with these laws. Compliance with these rules and regulations will not adversely affect our operations.

No aspects of the Canadian Mineral Tenure Act Regulation or the British Columbia Exploration Code will have any material impact upon our business or operations. We are in compliance with both acts.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1. Health and Safety
2. Archaeological Sites
3. Exploration Access

We are responsible to provide a safe working environment, not to disrupt archaeological sites, and conduct our activities in such a manner as to cause unnecessary damage to the property.

We will secure all necessary permits for exploration and will file final plans of operation prior to the commencement of any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to law. Any portals, adit or shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we commence our operations and know what that will involve from an environmental standpoint.

We are in compliance with the foregoing act and will continue to comply with the act in the future. We believe that compliance with the foregoing act will not adversely affect our business operations in the future.

Employees

We intend to continue to use the services of subcontractors for manual labor exploration work on our properties. Our only technical employees will be Messrs Grenfal and Stytsenko our officers and directors.

Employees and Employment Agreements

At present, we have no employees, other than Messrs Grenfal and Stytsenko, our officers and directors, who were compensated for their services. Messrs Grenfal and Stytsenko, do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Significant Related Events

On July 22, 2001, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective.

Risks Factors

1. Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and many have to suspend or cease operations.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to loan or advance any additional capital to us, we may have to suspend or cease operations within four months.

2. We have a limited operating history and have losses which we expect to continue into the future. If the losses continue we will have to suspend operations or cease operations.

We were incorporated in January 2000 and we started our proposed business operations but not realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $302,586. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

* our ability to locate a profitable mineral property
* our ability to generate revenues
* our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We cannot guaranty that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

3. We have no known ore reserves and we cannot guarantee that we will find any gold or if we find gold that production will be profitable. If that happens we will have to cease operations.

We have no known ore reserves. We have not identified any gold on the property and we cannot guaranty we will ever find any gold. Even if we find that there is gold on our property, we cannot guaranty that we will be able to recover the gold. Even if we recover gold, we cannot guaranty that we will make a profit. If we can=t find gold or it is not economical to recover the gold, we will have to cease operations.

4. Rain and snow make the road leading to our property impassable during four months of the year. This will delay our proposed exploration operations which could prevent us from generating revenues.

Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause roads leading to our property to be impassable during four months of the year. When roads are impassible, we are unable to work and as a consequence, unable generate revenues.

5. Because we are small and do not have much capital, we must limit our exploration and as a result may not find mineralized material. If we do not find mineralized material, we will cease operations.

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find mineralized material, even though our property may contain mineralized material. If we don=t find mineralized material, we will cease operations.

6. We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

7. The price of gold is depressed compared to past years. This makes it harder to make a profit. If we can=t make a profit, we will have to cease operations until market conditions improve or cease operations altogether.

The price of an ounce of gold is $275. In the past, the price of gold has been as high as $800 per ounce. In order to maintain operations, we will have to sell our gold for more than it costs us to mine it. The lower the price the more difficult it is to do this. If we can=t make a profit we will have cease operations until the price of gold increases or cease operations all together. Because the cost to mine the gold is fixed, the lower the market

8. We may not have enough money to complete our exploration and as a result may have to cease or suspend our operations.

We may not have enough money to complete our exploration of our property. Because we exploring raw undeveloped land, we do not know how much we will have to spend to find out if there is mineralized material on our property. It could cost as little as $10,000 and as much as $120,000 to find out. The first $50,000, however, will be used to cover the cost of this offering before we spend any money on our exploration program. Also, we do not know how much money we will raise in this offering. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can=t raise it, we will have to suspend or cease operations.

9. Because title to our property is held in the name of another person, if he transfers our property to someone other than us, we will cease operations.

Title to our property is not held in our name. Title to our property is recorded in the name of Hugh Grenfal. If Mr. Grenfal transfers our property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations.

10. Because title to our property is in the name of Mr. Grenfal, a creditor of Mr. Grenfal could attach a lien on our property and have its sold. If this happens, the creditor or a third party could take title to our property and we will cease operations.

Because title to our property is in the name of Mr. Grenfal, a creditor of Mr. Grenfal could attach a lien on our property and have its sold. If that happens, the creditor or a third party buying the property at a judicial sale could take title to our property. If that happens, we will own no property and will cease operations.

11. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

12. Because our officers and directors will own more than 50% of the outstanding shares, they will be able to decide who will be directors and you may not be able to elect any directors.

Messrs Grenfal and Stytsenko own 5,000,000 shares and continue to control us. As a result, Messrs Grenfal and Stytsenko will be able to elect all of our directors and control our operations.

13. Messrs Grenfal and Stytsenko control prevents you from causing a change in the course of our operations.

Because Messrs Grenfal and Stytsenko control us your ability to cause a change in the course of our operations is eliminated. As such, the value attribute to the right to vote is gone. This could result in a reduction in value to the shares you own because of the ineffective voting power.

14. Because there is no public trading market for our common stock, you may not be able to resell you stock.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

15. Messrs Grenfal and Stytsenko will probably sell some of their shares if the market price of the stock goes above $0.055. This will cause the price of our common stock to fall which will reduce the value of your investment.

A total of 5,000,000 shares of stock were issued to our two officers and directors. The average price of $0.055 was a result of services performed and repayment of advances. They will likely sell a portion of their stock if the market price goes above $0.10. If they do sell there stock into the market, the sales may cause the market price of the stock to drop.

16. Our officers and directors have conflicts of interest in that they are officers and directors of other mining companies which will prevent them from devoting full-time to our operations which may affect our operations.

Our officers and directors have conflicts of interest in that they are officers and directors of other mining companies. Messrs Grenfal and Stytsenko=s other activities will prevent them from devoting full-time to our operations. This will slow our operations and may reduce our financial results because of the slow down in operations.

ITEM 2. DESCRIPTION OF PROPERTIES.

In January 2000, Hugh Grenfal our President and a member of the board of directors, acquired one mineral property containing six mining claims in British Columbia, Canada. The claims are recorded in Mr. Grenfal=s name, however, title to the claims has been conveyed to us by an unrecorded deed. The property is located near the town of Trail in south-central British Columbia, Canada.

Our offices are located at 1040 West Georgia Street, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. lease our office space from Callinan Mines Ltd. on a month to month basis and our monthly rental is determined by usage. During the fiscal year ending June 30, 2001, we paid $1,095 for rent.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We are in the process of completing our public offering. Upon completion of our public offering we will attempt to have our shares listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company=s securities.

We have no outstanding options or warrants, or other securities convertible into, common equity.  Of the 5,000,000 shares of common stock outstanding as of September 18, 2001, 5,000,000 shares were issued to our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At September 18, 2001, there were two holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

Our Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Section 16(a)

We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Cautionary Statement Regarding Forwarding-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

Financial Condition, Liquidity and Capital Resources

Since inception on January 21, 2000, our Company has been engaged in exploration of mineral properties. Our Company=s principal capital resources have been acquired through issuance of common stock and from shareholder loans.

On July 22, 2001, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective.

We are in the process of completing our public offering.

At June 30, 2001, we had negative working capital of $(28,039) compared to negative working capital of $(16,273) at June 30, 2000. This change is primarily the result of build-up of account payable and related party payables.

At June 30, 2001, our total assets of $552 consisted of cash and mining claims, which compares with our assets at June 30, 2000 of $533.

At June 30, 2001, our total liabilities increased to $28,108 from $16,353 at June 30, 2000, primarily reflecting a build-up of accounts payable of $2,061 and related party payables of $9,694.

We had not had revenues from inception. Although there may be insufficient capital to fully explore and develop our property, we expect to survive with funding from sales of its securities and, as necessary or from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We will not be conducting any product research or development.

We do not expect to purchase or sell any significant equipment.

We do not expect any significant changes in the number of our employees.

Results of Operations

Our Company posted losses of $11,766 for the year ending June 30, 2001. The principal component of the loss was professional expenses.

Operating expenses for the year ending June 30, 2001 were $11,766 down almost $279,054 from the short year ending June 30, 2000 primarily as a result of decreased executive compensation expenses, which were $273,469 in the year ended June 30, 2000 and $0 thereafter.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS

INDEPENDENT AUDITOR=S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheets Statements of Operations Statement of Stockholders= Equity (Deficit) Statements of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANCIAL STATEMENTS	F-6

Board of Directors
Aberdene Mines Limited
Las Vegas, Nevada

INDEPENDENT AUDITOR=S REPORT

We have audited the accompanying balance sheets of Aberdene Mines Limited (an exploration stage enterprise and a Nevada corporation), as of June 30, 2001 and 2000, and the related statements of operations, stockholders= equity (deficit) and cash flows for the periods then ended and for the period from January 21, 2000 (inception) to June 30, 2001. These financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aberdene Mines Limited as of June 30, 2001 and 2000 and the results of its operations and its cash flows for the periods then ended and for the period January 21, 2000 (inception) to June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has been in the exploration stage since its inception and has no revenues. These factors raise substantial doubt about the Company=s ability to continue as a going concern. Management=s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
September 4, 2001

ABERDENE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) BALANCE SHEETS
	June 30, 2001	June 30, 2000

ASSETS

CURRENT ASSETS
Cash	$69 ------------	$80 ------------
Total Current Assets	69 ------------	80 ------------

OTHER ASSETS
Deposits	411	411
Mining claims	42 ------------	42 ------------
Total Other Assets	453 ------------	453 ------------

TOTAL ASSETS	$522 ========	$533 ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,551	$1,490
Accounts payable, related parties	2,867	-
Loans from a related party	21,690 ------------	14,863 ------------
Total Current Liabilities	28,108 ------------	16,353 ------------

COMMITMENTS AND CONTINGENCIES	- ------------	- ------------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value; 5,000,000 shares issued and outstanding
	50	50
Additional paid-in-capital	274,950	274,950
Deficit accumulated during exploration stage	(302,586) ------------	(290,820) ------------
Total Stockholders' Equity (Deficit)	(27,586) ------------	(15,820) ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$522 ========	$533 ========

The accompanying notes are an integral part of these financial statements.

ABERDENE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF OPERATIONS

		Year Ended June 30, 2001		Period of January 21, 2000 (Inception) to June 30, 2000		Period of January 21, 2000 (Inception) to June 30, 2001

REVENUES	$	- ------------	$	- ------------	$	- ------------

EXPENSES
Consulting services provided by directors		-		273,469		273,469
Rent		1,095		821		1,916
Legal and accounting		10,560		14,147		24,707
General and administrative		111		995		1,106
Mining exploration		- ------------		1,388 ------------		1,388 ------------
Total Expenses		11,766 ------------		290,820 ------------		302,586 ------------

LOSS FROM OPERATIONS		(11,766) ------------		(290,820) ------------		(302,586) ------------

INCOME TAXES		- ------------		- ------------		- ------------

NET LOSS		$(11,766) ========		$(290,820) ========		$(302,586) ========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED
	$	nil ========		$(0.06) ========		$(0.06) ========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED
		5,000,000 ========		5,000,000 ========		5,000,000 ========

The accompanying notes are an integral part of these financial statements.

ABERDENE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Deficit Accumluated During the Exploration Stage	Total Stockholders' Equity (Deficit)
Issuance of common stock for services and in payment of advances at approximately $0.055 per share
	5,000,000	$50	$274,950	$-	$275,000

Loss for period ending, June 30, 2000	- ------------	- ------------	- ------------	(290,820) ------------	(290,820) ------------

Balance, June 30, 2000	5,000,000	50	274,950	(290,820)	(15,820)

Loss for the year ending June 30, 2001	- ------------	- ------------	- ------------	(11,766) ------------	(11,766) ------------

Balance, June 30, 2001	5,000,000 ========	$50 ========	$274,950 ========	$(302,586) ========	$(27,586) ========

The accompanying notes are an integral part of these financial statements.

ABERDENE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS
		Year ended June 30, 2001		Period of January 21, 2000 (Inception) to June 30, 2000		Period of January 21, 2000 (Inception) to June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(11,766)		$(290,820)		$(302,586)
Adjustments to reconcile net loss to net cash used by operating activities:
Payment of expenses from issuance of stock		-		273,469		273,469
Increase in prepaid and deposits		-		(411)		(411)
Increase in accounts payable		2,061		1,490		3,551
Increase in accounts payable, related parties		2,867 ------------		- ------------		2,867 ------------
Net cash used in operating activities		(6,838) ------------		(16,272) ------------		(23,110) ------------

CASH FLOWS FROM INVESTING ACTIVITIES		- ------------		- ------------		- ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances		-		1,489		1,489
Proceeds from related party loans		6,827 ------------		14,863 ------------		21,690 ------------
Net cash provided by financing activities		6,827 ------------		16,352 ------------		23,179 ------------

Net change in cash		(11)		80		69
Cash, beginning of period		80 ------------		- ------------		- ------------

Cash, end of period		$69 ========		$80 ========		$69 ========

SUPPLEMENTAL DISCLOSURES:
Interest paid	$	- ========	$	- ========	$	- ========
Income taxes paid	$	- ========	$	- ========	$	- ========

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued in payment of consulting and other expenses		$-		$273,469		$273,469
Stock issued in payment of advances		$-		$1,489		$1,489
Stock issued in payment of mining claims		$-		$42		$42

The accompanying notes are an integral part of these financial statements.

ABERDENE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 1 B ORGANIZATION AND DESCRIPTION OF BUSINESS

Aberdene Mines Limited (hereinafter Athe Company@) was incorporated on January 21, 2000 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. The Company maintains offices in Las Vegas, Nevada and in Vancouver, British Columbia. The Company=s fiscal year end is June 30.

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company=s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Exploration Stage Activities

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial minable reserve, the Company will actively prepare the site for extraction and enter a development stage.

Foreign Currency Valuation

The Company=s functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the years, except gains or losses relating to long-term debt, which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

ABERDENE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts for cash and payables approximate their fair value.

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company=s cash account is a business checking account maintained in U.S. dollars, which totaled $69 on June 30, 2001. This account is not insured.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (ASFAS@) No. 133, AAccounting for Derivative Instruments and Hedging Activities,@ as amended by SFAS No. 137, AAccounting for Derivative Instruments and Hedging Activities B Deferral of the Effective Date of FASB No. 133@, and SFAS No. 138, AAccounting for Certain Derivative Instruments and Certain Hedging Activities@, which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

ABERDENE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement, SFAS No. 121, titled AAccounting for Impairment of Long-lived Assets.@ In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2001.

Compensated Absences

Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 AAccounting for Income Taxes.@ Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the Amore likely than not@ standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2001, the Company had net deferred tax assets of approximately $4,300, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established June 30, 2001.

At June 30, 2001, the Company has net operating loss carryforwards of approximately $28,000, which expire in the years 2020 through 2021. The Company recognized approximately $273,000 of losses for the issuance of common stock for services in 2000, which were not deductible for tax purposes and are not included in the above calculation of deferred tax asset.

Basic and Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share was the same, as there were no common stock equivalents outstanding.

ABERDENE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $302,586 for the period January 21, 2000 (inception) to June 30, 2001 and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 B MINING CLAIM

In January 2000, the Company, through Mr. Hugh Grenfal, its president and a member of the board of directors, acquired 100% of the rights, titles and interests in six mining claims in Casino-Red Cap property, Columbia River Valley, B.C. Payment of $42 was required to record the six mining claims. These amounts were paid by the shareholders and repaid by the Company in the form of stock. See Note 4. Although the claims are recorded in Mr. Grenfal=s name for tax purposes, title to the claims has been conveyed to the Company via an unrecorded deed.

NOTE 4 B COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $0.00001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On January 21, 2000, 5,000,000 shares of common stock were issued to officers and directors only. There was no public offering of any securities. The above referenced shares were issued in payment of services valued at $273,469 and repayment of mining claim recording fees of $42, expenses of $1,353 and advances of $136. These shares were issued pursuant to exemption from registration contained in Section 4 (2) of the Securities Act of 1933.

ABERDENE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 5 B RELATED PARTIES

The Company occupies office space provided by Mr. Grenfal, its president, in his capacity as vice president and director of Callinan Mines Limited. Rents of $1,095 and $821 for the periods ending June 30, 2001 and 2000, respectively, have been recorded for this space.

Mr. Grenfal has advanced monies to the Company to open a checking account and in payment of expenses. The funds advanced to open the checking account were repaid as part of the stock transaction described in Note 4. The balance of the advances have been recorded as short-term, uncollateralized loans, bearing no interest and having no specific due date.

NOTE 6 B COMMITMENTS AND CONTINGENCIES

Mining Industry

The Company is engaged in the exploration and development of mineral properties. At present, there are no feasibility studies establishing proven and probable reserves.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

Foreign Operations

The accompanying balance sheet includes $522 relating to the Company=s assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company=s operations.

Registration with the Securities and Exchange Commission

The Company is presently undertaking the required steps to register as a publicly traded company. In this regard, the Company has signed a contract with a securities attorney to assist in this matter. The total fees to be paid to the attorney amount to $20,000. Of this amount, $10,000 has been paid and is recorded as professional fees. The remaining $10,000 will be due when the Company=s registration statement is declared effective by the Securities and Exchange Commission.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to June 30, 2001, included in this report have been audited by Williams and Webster, P.C., Independent Certified Public Accountants, Bank of America Financial Center, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in their report included herein.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of the Company are as follows:

Name	Age	Position(s)
Hugh Grenfal, Jr.	31	President, Treasurer, Chief Financial Officer and a member of the Board of Directors
Andrei Stytsenko	30	Secretary and a member of the Board of Directors

All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the Bylaws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Hugh Grenfal, Jr. has been our President, Treasurer, Chief Financial Officer and a member of our board of directors since inception. From January 1991 to June 1996 , Mr. Grenfal was President of Booker Gold Explorations Ltd., an exploration corporation located in Vancouver, British Columbia. Since October 1996, Mr. Grenfal has been a Director of Callinan Mines Ltd., a mining and exploration corporation located in Vancouver, British Columbia with revenue producing copper and zinc properties located in Manitoba, Canada. From June 1999 to March 2000, Mr. Grenfal was President of Paxton Mining Corporation located in Vancouver, British Columbia. Paxton Mining Corporation was an exploration company. Since September 1999, Mr. Grenfal has been President of Palal Mining Corporation located in Vancouver, British Columbia. Palal Mining Corporation is an exploration company. Since September 1999, Mr. Grenfal has been President of Camden Mining Corporation located in Vancouver, British Columbia. Camden Mining Corporation is an exploration company. Since September 1999, Mr. Grenfal has been President of Ancona Mining Corporation located in Vancouver, British Columbia. Ancona Mining is a mining company. Since January 2000, Mr. Grenfal has been President of Aberdene Mining Limited located in Vancouver, British Columbia. Aberdene Mining Limited is an exploration company. Since June 26, 2000, Mr. Grenfal has been President of Raglan Mines Limited located in Vancouver, British Columbia. Raglan Mines Limited is an exploration company. Mr. Grenfal is currently not a full-time employee with another entity.

Andrei Stytsenko has been our Secretary and a member of our board of directors since inception. From 1985 to 1996, Mr. Stytsenko was the managing supervisor for Ivano Frankovski Drilling Company, located in North Russia. Mr. Stytsenko=s responsibilities included drilling holes up to 13,000 feet in depth for the exploration of oil and gas. From 1997 until 1998 , Mr. Stytsenko was field supervisor for Booker Gold Exploration located in Vancouver, British Columbia. Mr. Stytsenko=s responsibilities included core loding, assaying and mapping. Mr. Stytsenko received a degree as a Engineer Specialist in oil and gas drilling in 1996.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the ANamed Executive Officer@) during the three most recent fiscal years.

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Hugh Grenfal, Jr. President & Director	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 136,735 0	0 0 0	0 0 0	0 0 0
Andrei Stytsenko Secretary & Director	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 136,734 0	0 0 0	0 0 0	0 0 0

[1] All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2001.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors.

The directors did not receive any other compensation for serving as members of the board of directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

We do not expect to pay any salaries to any of our officers until such time as we generate sufficient revenues to do so. We do not anticipate paying any salaries to our officers until fiscal 2002. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of September 12, 2001, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Hugh Grenfal, Jr.	2,500,000	President, Treasurer, Chief Financial Officer and a member of the Board of Directors	50.00%
Andrei Stytsenko	2,500,000	Secretary and a member of the Board of Directors	50.00%
All officer and Directors as a Group (2 Persons)	5,000,000		100.00%

[1] The persons named above are our parents and promoters within the meaning of such terms under the Securities Act of 1933 by virtue of their direct and indirect stock holdings.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January 2000, we issued a total of 5,000,000 shares of restricted common stock to Hugh Grenfal and Andrei Stytsenko, officers and directors of our company. This was accounted for as a compensation expense of $273,469 and advances and reimbursement expenses and mining claims of $1,531.

Since our inception, Mr. Grenfal, advanced loans to us in the total sum of $21,690, which were used for organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof. There are no documents reflecting the loan and they are not due on any date certain. Mr. Grenfal will accept repayment from us when money is available. In addition, Mr. Grenfal advanced $1,489 which was paid back by the initial issuance of stock.

We lease our office space from Callinan Mines Ltd. on a month to month basis and our monthly rental is determined by usage. Hugh Grenfal, our President is a director of Callinan Mines Ltd. During the fiscal year ending June 30, 2001, we paid $1,095 for rent.

On July 22, 2001, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No Form 8-Ks have been filed since inception.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-35586 on April 26, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 4.1 10.1 10.2 10.3 10.4 10.5 10.6 10.7 99.1

Articles of Incorporation.
Bylaws.
Specimen Stock Certificate.
Casino 1 Claim.
Casino 2 Claim.
Casino 3 Claim.
Casino 4 Claim.
Casino 5 Claim.
Casino 6 Claim.
Statement of Trustee.
Subscription Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of September, 2001.

ABERDENE MINES LIMITED (Registrant)
BY:	/s/ Hugh Grenfal, Jr. Hugh Grenfal, Jr., President, Chief Executive Officer, Treasurer, Chief Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Hugh Grenfal, Jr. Hugh Grenfal, Jr.	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors	09/24/2001
/s/ Andrei Stytsenko Andrei Stytsenko	Secretary and a member of the Board of Directors	09/24/2001