Form 10QSB
period 2001-09-30
ABERDENE MINES LTD
filed 2001-11-07
CIK 1112706

===================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTMBER 30, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NUMBER 000-33189

ABERDENE MINES LIMITED
(Exact name of registrant as specified in its charter)

Nevada	88-0467848
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1040 West Georgia
Suite 1160
Vancouver, British Columbia
Canada V6E 4H1
(Address of principal executive offices)

(604) 605-0885
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001: 5,000,000

===============================================================================

ABERDENE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) BALANCE SHEETS
	September 30, 2001 (Unaudited)	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$29 ------------	$69 ------------
Total Current Assets	29 ------------	69 ------------
OTHER ASSETS
Deposits	411	411
Mining claims	42 ------------	42 ------------
Total Other Assets	453 ------------	453 ------------
TOTAL ASSETS	$482 ========	$522 ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$5,828	$3,551
Accounts payable, related parties	2,867	2,867
Loans from a related party	37,117 ------------	21,690 ------------
Total Current Liabilities	45,812 ------------	28,108 ------------
COMMITMENTS AND CONTINGENCIES	- ------------	- ------------
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value; 5,000,000 shares issued and outstanding	50	50

Additional paid-in-capital	274,950	274,950
Deficit accumulated during the exploration stage	(320,330) ------------	(320,586) ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(45,330) ------------	(27,586) ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$482 ========	$522 ========

See Notes to Interim Financial Statements

ABERDENE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF OPERATIONS
		For the Three Months Ended September 30, 2001 (Unaudited)		For the Three Months Ended September 30, 2000		For the Period From January 21, 2000 (Inception) to September 30, 2001 (Unaudited)
REVENUES	$	- --------------	$	- --------------	$	- --------------
EXPENSES
Consulting services provided by directors		-		-		273,469
Rent		-		1,209		1,916
Legal and accounting		16,165		3,008		40,872
General and administration		40		40		1,146
Mining exploration		-		-		1,388
Travel		1,539 --------------		- --------------		1,539 --------------
Total Expenses		17,744 --------------		4,257 --------------		320,330 --------------
LOSS FROM OPERATIONS		(17,744)		(4,257)		(320,330)
INCOME TAXES		- --------------		- --------------		- --------------
NET LOSS		$(17,744) =========		$(4,257) =========		$(320,330) =========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	nil =========	$	nil =========		$(0.06) =========
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING,BASIC AND DILUTED		5,000,000 =========		5,000,000 =========		5,000,000 =========

See Notes to Interim Financial Statements

ABERDENE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount
Issuance of common stock for services and in payment of advances for approximately $.055 per share	5,000,000	$50	$274,950	$-	$275,000
Loss for period ending,	- -----------	- ---------	- -----------	(290,820) -----------	(290,820) -----------
June 30, 2000
Balance, June 30, 2000	5,000,000	50	274,950	(290,820)	(15,820)
Loss for the year ending June 30, 2001	- -----------	- ---------	- -----------	(11,766) -----------	(11,766) -----------
Balance, June 30, 2001	5,000,000	50	274,950	(302,586)	(27,586)
Loss for the three month period ending September 30, 2001	- -----------	- ---------	- -----------	(17,744) -----------	(17,744) -----------
Balance, September 30, 2001 (unaudited)	5,000,000 =======	$50 =====	$274,950 =======	$(320,330) =======	$(45,330) =======

See Notes to Interim Financial Statements

ABERDENE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF CASH FLOWS
		For the Three Months Ended September 30, 2001 (Unaudited)		For the Three Months Ended September 30, 2000		For the Period From January 21, 2000 (Inception) to September 30, 2001 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(17,744)		$(4,257)		$(320,330)
Adjustments to reconcile net loss to net cash used by operating activities:
Payment of expenses from issuance of stock		-		-		273,469
Decrease (increase) in deposits		-		-		(411)
Increase in accounts payable		2,277		1,519		5,828
Increase in accounts and loans payable, related parties		15,427 --------------		- --------------		18,294 --------------
Net cash used in operating activities		(40) --------------		(2,738) --------------		(23,150) --------------
CASH FLOWS FROM INVESTING ACTIVITIES		- --------------		- --------------		- --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances		-		2,698		1,489
Proceeds from related party loans		- --------------		- --------------		21,690 --------------
Net cash provided by financing activities		- --------------		2,698 --------------		23,179 --------------
Change in cash		(40)		(40)		29
Cash, beginning of period		69 --------------		80 --------------		- --------------
Cash, end of period		$29 =========		$40 =========		$29 =========
Supplemental disclosures:
Interest paid	$	- =========	$	- =========	$	- =========
Income taxes paid	$	- =========	$	- =========	$	- =========
NON-CASH TRANSACTIONS
Stock issued in payment of consulting and other expenses		$-		$-		$273,469
Stock issued in payment of advances		$-		$-		$1,489
Stock issued in payment of mining claims		$-		$-		$42

See Notes to Interim Financial Statements

ABERDENE MINES LIMITED
(An Exploration Stage Company)
September 30, 2001

NOTES TO INTERIM FINANCIAL STATEMENTS
=====================================

1. BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended June 30, 2001. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

2. SUBSEQUENT EVENTS

Subsequent to the date of these financial statements, the Company raised a total of $61,000 cash in an initial public offering. A total of 610,000 shares of common stock were issued at $0.10 per share.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on January 21, 2000, our Company has been engaged in exploration and acquisition of mineral properties. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At September 30, 2001, we had negative working capital of $(45,783) compared to negative working capital of $(20,530) at September 30, 2000. This change is primarily the result of build-up of accounts payable, related party payables and loans.

At September 30, 2001, our Company had total assets of $482 consisting of cash and mining claims, which compares with our Company's assets at September 30, 2000 of $493.

At September 30, 2001, our Company's total liabilities increased to $45,812 from $20,570 at September 30, 2000, primarily reflecting a build up of accounts payables of $2,819 and related party payables of $22,423.

Our Company has not had revenues from inception. Although there is insufficient capital to fully explore and develop our mineral properties, the Company expects to survive and exploit its resources primarily with funding from sales of its securities and, as necessary, from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

Our Company posted losses of $17,744 for the three months ending September 30, 2001. The principal component of the loss was professional expenses.

Operating expenses for the three months ending September 30, 2001 were $17,744 up $13,487 from the three months ending September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of November, 2001

ABERDENE MINES LIMITED
(Registrant)

By: /s/ Hugh Grenfal
Hugh Grenfal, President, Treasurer, Chief Financial Officer a member of the Board of Directors