Form 10QSB
period 2001-12-31
ABERDENE MINES LTD
filed 2002-02-04
CIK 1112706

=============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-35586

ABERDENE MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	88-0454792
(State of other jurisdiction	(IRS Employer Identification
of incorporation or organization)	Number)

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

Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2001: 5,733,600

================================================================================

PART I.

ITEM 1. Financial Statements

ABERDENE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) BALANCE SHEETS
	December 31, 2001 (Unaudited)	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$13,803	$69
Total Current Assets	13,803	69
OTHER ASSETS
Deposits	411	411
Mining claims	42	42
Total Other Assets	453	453
TOTAL ASSETS	$14,256 ================	$522 ================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$-	$3,551
Accounts payable, related parties	-	2,867
Accrued expense	450	-
Loans from a related party	-	21,690
Total Current Liabilities	450	28,108
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value; 5,733,600 shares issued and outstanding	57	50
Additional paid-in-capital	348,303	274,950
Deficit accumulated during the exploration stage	(334,554)	(302,586)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	13,806	(27,586)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$14,256 ================	$522 ================

See notes to interim financial statements

ABERDENE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF OPERATIONS
		Three Months Ended December 31,			Six Months Ended December 31,			For the Period From January 21, 2000 (Inception) to December 31, 2001 (Unaudited)
		2001 (Unaudited)		2000 (Unaudited)	2001 (Unaudited)		2000 (Unaudited)

REVENUES		$-		$-	$-		$-	$-

EXPENSES
Consulting services provided by directors		-		-	-		-	273,469
Shared office expenses		1,701		-	1,701		1,209	3,617
Legal and accounting		2,286		13,301	18,451		16,309	43,158
General and administration		7,078		40	7,118		80	8,224
Mining exploration		249		-	249		-	1,637
Travel		2,910		-	4,449		-	4,449
Total Expenses		14,224		13,341	31,968		17,598	334,554
LOSS FROM OPERATIONS		(14,224)		(13,341)	(31,968)		(17,598)	(334,554)
INCOME TAXES		-		-	-		-	-
NET LOSS		(14,224)		(13,341)	(31,968)		(17,598)	(334,554)
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain		-		114	-		114	-
COMPREHENSIVE LOSS		$(14,224) ==============		$(13,227) ==============	$(31,968) ==============		$(17,484) ==============	$(334,554) ==============
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	NIL ==============	$	NIL ==============	$(0.01) ==============	$	NIL ==============	$(0.07) ==============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		5,532,672 ==============		5,000,000 ==============	5,266,336 ==============		5,000,000 ==============	5,069,022 ==============

See notes to interim financial statements

ABERDENE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount
Issuance of common stock for services and in payment of advances for approximately $.055 per share	5,000,000	$50	$274,950	$-	$275,000
Loss for period ending, June 30, 2000	-	-	-	(290,820)	(290,820)
Balance, June 30, 2000	5,000,000	50	274,950	(290,820)	(15,820)
Loss for the year ending June 30, 2001	-	-	-	(11,766)	(11,766)
Balance, June 30, 2001	5,000,000	50	274,950	(302,586)	(27,586)
Sale of common stock for cash at $0.10 per share	733,600	7	73,353	-	73,360
Loss for the six month period ending December 31, 2001	-	-	-	(31,968)	(31,968)
Balance, December 31, 2001 (unaudited)	5,733,600 ============	$57 =========	$348,303 =============	$(334,554) =============	$13,806 ================

See notes to interim financial statements

ABERDENE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF CASH FLOWS
		Six Months Ended December 31,				For the Period From January 21, 2000 (Inception) to December 31, 2001 (Unaudited)
		2001 (Unaudited)		2000 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(31,968)		$(17,598)		$(334,554)
Adjustments to reconcile net loss to net cash used by operating activities:
Payment of expenses from issuance of stock		-		-		273,469
Decrease (increase) in deposits		-		-		(411)
Increase (decrease) in accounts payable		(3,551)		11,810		-
Increase (decrease) in accounts payable, related parties		(2,867)		-		-
Increase in accrued expenses		450		-		450
Net cash used in operating activities		(37,936)		(5,788)		(61,046)
CASH FLOWS FROM INVESTING ACTIVITIES		-		-		-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		73,360		-		73,360
Proceeds from related party advances		-		2,867		1,489
Proceeds from related party loans		15,427		2,727		37,117
Repayment of related party loans		(37,117)		-		(37,117)
Net cash provided by financing activities		51,670		5,594		74,849
Change in cash		13,734		(194)		13,803
Foreign currency translation gain		-		114		-
Cash, beginning of period		69		80		-
Cash, end of period		$13,803 =================	$	- ================		$13,803 ==============
Supplemental disclosures:
Interest paid	$	- =================	$	- ================	$	- ==============
Income taxes paid	$	- =================	$	- ================	$	- ==============
NON-CASH TRANSACTIONS
Stock issued in payment of consulting and other expenses		$-		$-		$273,469
Stock issued in payment of advances		$-		$-		$1,489
Stock issued in payment of mining claims		$-		$-		$42

See notes to interim financial statements

ABERDENE MINING CORPORATION
(An Exploration Stage Company)
December 31, 2001

NOTES TO INTERIM FINANCIAL STATEMENTS
=========================================

1. BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2001. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three and six month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

2. PROCEEDS OF SALE OF SHARES

During the three-month period ended December 31, 2001, the Company raised a total of $73,360 cash in an initial public offering. A total of 733,600 shares of common stock were issued at $0.10 per share.

A further 1,100 shares of common stock were sold subsequent to the date of these financial statements for proceeds of $110.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on January 21, 2000, our Company has been engaged in exploration and acquisition of mineral properties. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At December 31, 2001, we had working capital of $13,353 compared to negative working capital of $(33,757) at December 31, 2000. This change is primarily the result of proceeds of sales of shares and payment of accounts payable and related party loans.

At December 31, 2001, our Company had total assets of $14,256 consisting of cash and mining claims, which compares with our Company's assets at December 31, 2000 of $453.

At December 31, 2001, our Company's total liabilities decreased to $450 from $33,757 at December 31, 2000, reflecting the payment of most debts from proceeds of the sale of shares.

Our Company has not had revenues from inception. Although there is insufficient capital to fully explore and develop our mineral properties, the Company expects to survive and exploit its resources primarily with funding from sales of its securities and, as necessary or possible, from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

Our Company posted losses of $31,968 for the six months ending December 31, 2001. The principal component of the loss was professional expenses.

Operating expenses for the six months ending December 31, 2001 were $31,968, which represented an increase of $14,370 from the six months ending December 31, 2000 as a result of increased general and administrative expenses and travel for furtherance of the Company's affairs.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of February, 2002.

ABERDENE MINES LIMITED
 (Registrant)

BY: /s/ Hugh Grenfal
Hugh Grenfal, President, Treasurer, Principal
Accounting Officer and a member of the Board
Of Directors