Form 10QSB
period 2002-03-31
ABERDENE MINES LTD
filed 2002-05-08
CIK 1112706

=================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
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
Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002: 5,744,015

=================================================================================

PART I.

ITEM 1. - Financial Statements

ABERDENE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) BALANCE SHEETS
	March 31, 2002 (Unaudited)	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$6,384	$69
Total Current Assets	6,384	69
OTHER ASSETS
Deposits	411	411
Mining claims	42	42
Total Other Assets	453	453
TOTAL ASSETS	$6,837 ==========	$522 =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$814	$3,551
Accounts payable, related parties	-	2,867
Loans from a related party	-	21,690
Total Current Liabilities	814	28,108
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value;
5,744,015 and 5,000,000 shares issued and outstanding, respectively	58	50
Additional paid-in capital	349,344	274,950
Deficit accumulated during the exploration stage	(343,379)	(302,586)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	6,023	(27,586)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,837 ==========	$522 =========

See notes to interim financial statements

ABERDENE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF OPERATIONS
	Three Months Ended March 31,				Nine Months Ended March 31,			For the Period from January 21, 2000 (Inception) to March 31, 2002 (Unaudited)
	2002 (Unaudited)		2001 (Unaudited)		2002 (Unaudited)	2001 (Unaudited)

REVENUES		$-		$-	$-		$-	$-
EXPENSES
Consulting services provided by directors		-		-	-		-	273,469
Rent		1,313		-	2,403		1,209	4,319
Legal and accounting		1,923		2,001	20,373		18,310	45,080
General and administration		3,141		16	11,492		96	12,598
Mining exploration		-		-	249		-	1,637
Stock transfer		1,826		-	1,826		-	1,826
Travel		-		-	3,828		-	3,828
Meals		622		-	622		-	622
Total Expenses		8,825		2,017	40,793		19,615	343,379
LOSS FROM OPERATIONS		(8,825)		(2,017)	(40,793)		(19,615)	(343,379)
INCOME TAXES		-		-	-		-	-
NET LOSS		(8,825)		(2,017)	(40,793)		(19,615)	(343,379)
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain		-		114	-		114	-
COMPREHENSIVE LOSS		$(8,825) ========		$(1,903) ========	$(40,793) ========		$(19,501) =========	$(343,379) ========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	nil ========	$	nil ========	$(0.01) ========	$	nil =========	$(0.07) ========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		5,741,539 ========		5,000,000 ========	5,422,424 ========		5,000,000 =========	5,144,680 ========

See notes to interim financial statements

ABERDENE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount
Issuance of common stock for
services and in payment of
advances for approximately
$.055 per share	5,000,000	$50	$274,950	$-	$275,000
Net loss for period ending,
June 30, 2000	-	-	-	(290,820)	(290,820)
Balance, June 30, 2000	5,000,000	50	274,950	(290,820)	(15,820)
Net loss for the year
ending June 30, 2001	-	-	-	(11,766)	(11,766)
Balance, June 30, 2001	5,000,000	50	274,950	(302,586)	(27,586)
Sale of common stock for cash at $0.10 per share	744,015	8	74,394	-	74,402
Net loss for the nine month period ending March 31, 2002	-	-	-	(40,793)	(40,793)
Balance, March 31, 2002
(unaudited)	5,744,015 =========	$58 =======	$349,344 =========	$(343,379) =========	$6,023 ========

See notes to interim financial statements

ABERDENE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF CASH FLOWS
						For the
						Period from
						January 21, 2000
						(Inception) to
		Nine Months Ended March 31,				March 31,
		2002		2001		2002
		(Unaudited)		(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(40,793)		$(19,615)		$(343,379)
Adjustments to reconcile net loss
to net cash used by operating activities:
Payment of expenses from issuance of stock		-		-		273,469
Decrease (increase) in deposits		-		-		(411)
Increase (decrease) in accounts payable		(3,551)		13,781		-
Increase (decrease) in accounts payable, related parties		(2,053)		2,767		814
Net cash used in operating activities		(46,397)		(3,067)		(69,507)
CASH FLOWS FROM INVESTING ACTIVITIES:		-		-		-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances		-		100		1,489
Proceeds from sale of common stock		74,402		-		74,402
Repayment of related party loans		(21,690)		-		(21,690)
Proceeds from related party loans		-		2,857		21,690
Net cash provided by financing activities		52,712		2,957		75,891
Change in cash		6,315		(110)		6,384
Foreign currency translation gain		-		114		-
Cash, beginning of period		69		80		-
Cash, end of period		$6,384 ============		$84 ============		$6,384 ===========
Supplemental disclosures:
Interest paid	$	- ============	$	- ============	$	- ===========
Income taxes paid	$	- ============	$	- ============	$	- ===========
NON-CASH TRANSACTIONS:
Stock issued in payment of consulting and other expenses		$-		$-		$273,469
Stock issued in payment of advances		$-		$-		$1,489
Stock issued in payment of mining claims		$-		$-		$42

See notes to interim financial statements

ABERDENE MINES LIMITED
(An Exploration Stage Enterprise)
March 31, 2002

NOTES TO INTERIM FINANCIAL STATEMENTS
========================================

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

Operating results for the nine-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

2. PROCEEDS OF SALE OF SHARES

During the nine-month period ended March 31, 2002, the Company raised a total of $74,401.50 cash in an initial public offering. A total of 744,015 shares of common stock were issued at $0.10 per share.

F-5

PART II.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on January 21, 2000, our Company has been engaged in exploration and acquisition of mineral properties. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At March 31, 2002, we had working capital of $5,570 compared to negative working capital of $(35,774) at March 31, 2001. This change is primarily the result of proceeds of sales of shares and payment of accounts payable and related party loans.

At March 31, 2002, our Company had total assets of $6,837 consisting of cash and mining claims, which compares with our Company's assets at March 31, 2001 of $537.

At March 31, 2002, our Company's total liabilities decreased to $814 from $35,858 at March 31, 2001, reflecting the payment of most debts from proceeds of the sale of shares.

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

Results of Operations

Our Company posted losses of $40,793 for the nine months ending March 31, 2002. The principal component of the loss was professional expenses.

Operating expenses for the nine months ending March 31, 2002 were $40,793, which represented an increase of $21,178 from the nine months ending March 31, 2001 as a result of increased general and administrative expenses and travel for furtherance of the Company's affairs.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of May, 2002.

ABERDENE MINES LIMITED
(Registrant)

By: /s/ Hugh Grenfal
Hugh Grenfal, President, Treasurer, Principal
Accounting Officer and a member of the Board
Of Directors