Form 10KSB
period 2002-06-30
ABERDENE MINES LTD
filed 2002-09-25
CIK 1112706

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-35586

ABERDENE MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0454792 (Employer Identification No.)

1040 West Georgia Street
Suite 1160
Vancouver, British Columbia
Canada V6E 4H1
 (Address of principal executive offices, including zip code.)

(604) 605-0885
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

State issuer's revenues for its most fiscal year June 30, 2002: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 12, 2002: $1,674,033

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 12, 2002: 5,744,015

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on January 21, 2000. We are engaged in the exploration of our mining property. We maintain our statutory registered agent's office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109 and our business office is located at 1040 West Georgia Street, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. Our offices are leased from Callinan Mines Ltd. We lease our office space from Callinan Mines Ltd. on a month to month basis and our monthly rental is determined by usage.

There is no assurance that a commercially viable ore body, a reserve, exists in our property until sufficient exploration work is done and an evaluation of that work concludes economic and legal feasibility. Our present plans are strictly limited to research and exploration.

Background

In January 2000, Hugh Grenfal, our President and a member of the board of directors, acquired one mineral property containing six mining claims in British Columbia, Canada by arranging the staking of the same through a third party. The claims are known as the Casino 1, 2, 3, 4, 5, and 6. Mr. Grenfal paid CDN$1,000 to stake the claims. The claims are recorded in Mr. Grenfal's name to avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed. Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of $500.00 and file other documents since we are a foreign corporation in Canada. We have decided that if gold is discovered on the property and it is economical to remove the gold, we will record the deed, pay the additional tax and file as a foreign corporation.

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

We have begun our exploration program and intend to proceed in the following three phases:

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

Phase 1 will take about 3 months to complete and cost up to $20,000.

Phase 2 involves an examination of the underground characteristics of the vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are

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

Phase 2 will take about 3 months to complete and cost up to $20,000.

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

Status of Our Exploration Program

We are currently in Phase 1 of our proposed exploration program.

A program consisting of soil and rock sampling as well as geological mapping was completed during early July 2002. The geological mapping and rock sampling was carried out between July 4 through July 10 and the soil sampling was carried out on July 16, 2002.

The portals of each of old adits were sealed and inaccessible. At present the underground workings can only be accessed by either; using a large excavator to remove the debris blocking the mouth of the adits, or by rapelling down a collapsed stope, to the main set of underground workings.

An alternative exploration program was devised. The goal of this work was to determine if additional mineralized veins/areas were present in the proximity of the underground workings. A review of historic exploration data revealed that the main quartz vein(s), which had been commercially exploited, had been faulted off and that the continuation (if such exists) of these veins has not yet been located.

Geological mapping at a scale of 1:100 was completed over a 200m (650 ft) x 250m (820 ft) area immediately surrounding the main quartz veins. A total of 62 soil samples, taken at 25m (82 ft) intervals along the control 1,850m (6,068 ft) of flagged control grid, and 9 rock samples were also collected. All rock and soil samples were analyzed using gold analysis and 30-element ICP at Assayers Canada (Min-En) Laboratory in Vancouver.

The soil samples have identified a gold/arsenic (+/- lead, zinc & silver) soil anomaly. The anomaly strikes approximately 40o and has a discontinuous strike length of 120m (390 ft). The anomaly is primarily located within the metasediment unit and parallels the contract with the Quartz Monzonite. The anomaly has a width that varies between 50m (160 ft) at the northern end to 25m (82 ft) at the southern end. Gold values of +40ppb (max 162 ppb) and Arsenic values of +100ppm (max 304ppm) are coincident on an almost point-by-point basis within the anomaly.

Presently quartz veins with gold mineralization are only noted within the sedimentary unit immediately adjacent (within 10m - 20m (33-66 ft)) to the contact with a quartz-monzonite unit. The sedimentary unit - a metasiltstone unit - typically dark silicious apharitic to very fine grained with moderate disseminate very fine to ultra-fine grained pyrite. Local hematitic weathering - and local finely stratified. The quartz-monzonite unit - silicificed with some chloritic alteration close to the contact. Andesite dykes have intruded the metasiltstone unit. The quartz veins vary from discrete veins/veinlettes to less distinct silicification occurring as localized silica flooding and/or podiform bodies.

Results from the 9 rock samples collected within the area are low. The highest gold value received was from a 20cm (7.8 inches) chip samples of quartz vein material (CRC -7) that returned 360ppb Au. The sample was collected at 0+60E x 1+00N - which is immediately uphill from the Upper Adit.

It is evident that all of the quartz veins and gold mineralization is restricted to the sediments of the Elise Formation near the contact with the quartz-monzonite of the Rossland Group. Geological mapping and soil sampling were not successful in locating the faulted off - continuation of the vein(s) that had been exploited.

It is apparent that the narrow quartz vein(s) containing the mineralization are limited in strike length and subsequently volume. As the underground workings have now been reclaimed, the permitting process that is required to reopen the workings is costly and time consuming. The economic target within the Casino - Red Cap Project is not large enough, at current gold prices, to warrant any further exploration work at this time. A substatial increase in gold prices would have to occur. Management is examining the markets for lead, zinc and silver (elements that were found during assaying of soil samples) to determine if an exploration program seeking those elements is warranted.

Other than the foregoing we have not conducted any exploration on our property.

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

The current demand for gold exceeds the supply of gold. As such we believe we will not have any difficulty selling the gold we recover, however, please remember we haven't found any mineralized material as of today and there is no assurance we will find any mineralized material in the future.

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

Related Events

On July 22, 2001, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, SEC File no. 333-35586. We offered up to 2,000,000 shares at $0.10 per share

On January 25, 2002, we completed our public offering by raising $74,401.50, and sold 744,015 shares of our common stock at an offering price of $0.10 per share. There was no underwriter.

From the effective date of the registration statement to the ending date of the reporting period, June 30, 2002, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid. The gross proceeds of the offering were $74,401.50.

From the effective date of the registration statement to the ending date of the reporting period, June 30, 2002, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts.

The funds were received were spent as follows:

Mining Exploration Expense	$1,637
Legal and Accounting	$47,030
General and Administrative	$14,123
Rent	$3,869
Stock transfer Agent Fees	$1,826
Travel	$4,449
Working Capital	$1,467.50
Total	$74,401.50

Risk Factors

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

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

3. We have no known ore reserves and we cannot guarantee that we will find any gold or if we find gold that production will be profitable. If that happens we will have to cease operations.

We have no known ore reserves. We have not identified any gold on the property and we cannot guarantee we will ever find any gold. Even if we find that there is gold on our property, we cannot guarantee that we will be able to recover the gold. Even if we recover gold, we cannot guaranty that we will make a profit. If we can't find gold or it is not economical to recover the gold, we will have to cease operations.

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

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find mineralized material, even though our property may contain mineralized material. If we don't find mineralized material, we will cease operations.

6. We may not have access to all of the supplies and materials we need for exploration which could cause us to delay or suspend operations.

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

7. The price of gold is depressed compared to past years. This makes it harder to make a profit. If we can't make a profit, we will have to cease operations until market conditions improve or cease operations altogether.

The price of an ounce of gold is $310. In the past, the price of gold has been as high as $800 per ounce. In order to maintain operations, we will have to sell our gold for more than it costs us to mine it. The lower the price the more difficult it is to do this. If we can't make a profit we will have cease operations until the price of gold increases or cease operations all together. Because the cost to mine the gold is fixed, the lower the market

8. We do not have enough money to complete our exploration and as a result have to suspend our operations.

We do not have enough money to complete our exploration of our property. As a result, we will have to suspend our operations on the Casino claims.

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

10. Because title to our property is in the name of Mr. Grenfal, a creditor of Mr. Grenfal could attach a lien on our property and have it sold. If this happens, the creditor or a third party could take title to our property and we will cease operations.

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

12. Because our officers and directors will own more than 50% of the outstanding shares, they are able to decide who will be directors and you are not able to elect any directors.

Messrs Grenfal and Stytsenko own 5,000,000 shares and continue to control us. As a result, Messrs Grenfal and Stytsenko are able to elect all of our directors and control our operations.

13. Messrs Grenfal and Stytsenko control prevents you from causing a change in the course of our operations.

Because Messrs Grenfal and Stytsenko control us your ability to cause a change in the course of our operations is eliminated. As such, the value attribute to the right to vote is gone. This could result in a reduction in value of the shares you own because of the ineffective voting power.

14. Our officers and directors have conflicts of interest in that they are officers and directors of other mining companies which will prevent them from devoting full-time to our operations which may affect our operations.

Our officers and directors have conflicts of interest in that they are officers and directors of other mining companies. Messrs Grenfal and Stytsenko's other activities will prevent them from devoting full-time to our operations. This will slow our operations and may reduce our financial results because of the slow down in operations.

ITEM 2. DESCRIPTION OF PROPERTIES.

In January 2000, Hugh Grenfal our president and a member of the board of directors, acquired one mineral property containing six mining claims in British Columbia, Canada. The claims are recorded in Mr. Grenfal's name, however, title to the claims has been conveyed to us by an unrecorded deed. The property is located near the town of Trail in south-central British Columbia, Canada.

Our offices are located at 1040 West Georgia Street, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. We lease our office space from Callinan Mines Ltd. on a month to month basis and our monthly rental is determined by usage. During the fiscal year ending June 30, 2002, we paid $1,953 for rent.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

On March 25, 2002, our securities began trading on the over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "ABRM." On August 12, 2002 the bid price was $2.25 and the offer price was $3.00 and a last-trade price of $2.50 on August 30, 2002. The following sets forth a summary of trading prices from inception on March 25, 2002 through September 12, 2002.

Quarter ended		High	Low
2002	March 31 June 30	NIL 3.00	NIL 1.50

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 5,744,015 shares of common stock outstanding as of September 12, 2001, 5,000,000 shares were issued to our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At September 12, 2002, there were 16 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

On July 22, 2001, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, and we raised $74,401.50 from our public offering.

At June 30, 2002, we had working capital of $874 compared to negative working capital of $(28,039) at June 30, 2001. This change is primarily the result of retirement of all outstanding payable from proceeds of the public offering

At June 30, 2002, our total assets of $3,675 consisted mainly of cash, deposits and prepaid expenses, which compares with our assets at June 30, 2001 of $522.

At June 30, 2002, our total liabilities decreased to $677 from $28,101 at June 30, 2001, primarily reflecting our payment of all liabilities, new and old.

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

We believe we can satisfy our cash requirement until October 2002 and will have to raise additional cash thereafter to remain in business.

We have inadequate cash reserves to maintain offices and operations during the next twelve months ending June 30, 2003. At June 30, 2002, we had working capital of $874 and expensed $51,209 in fiscal 2002. Even if management were to restrain spending to one-half of the 2002 rate, all funds would be expended immediately. Our ability to carry on as a going concern will therefore depend on the ability of management to secure additional capital in the near future.

Results of Operations

Our Company posted losses of $43,817 for the year ending June 30, 2002. The principal components of the loss were professional expenses as well as general and administrative expenses.

Operating expenses for the year ending June 30, 2002 were $43,817 up almost $32,051 from the year ending June 30, 2001 primarily as a result of increased professional expenses and general and administrative costs.

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. See also the notes consolidated Financial Statements. Note that our preparation of this Annual Report on Form 10-KSB and the Quarterly Reports on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

(1) Functional currency and treatment of foreign currency translation.

Due to the majority of the Company's financial operations being based in the United States, the US Dollar is both the functional and the reporting currency, although the Company's main asset (a mineral property) is in Canada. Books and records and bank accounts are maintained in US Dollars; any assets or items of value reckoned in Canadian Dollars are translated into US dollars at the exchange rate in effect at the year end. Income and expense items are translated at the exchange rate prevailing when the transaction occurred. The resulting translation adjustments are recorded within other comprehensive income.

2)Research, development and exploration expenditure.

All research development and exploration expenditure incurred has been generated internally and is written off to the income statement.

3) Capitalization of intangible fixed assets.

Intangible assets (none at present) are amortized over the useful life of the asset, as determined by management, not to exceed the legal life.

Contractual commitments

The Company has no contractual commitments.

Recent accounting pronouncements

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The Company has adopted the provisions of this standard effective April 1, 2002 and, accordingly, has recorded the gain from early extinguishment of debt as discussed in Note 8 to the financial statements as ordinary income.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Given that SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined, although given the nature of the Company's business the impact is expected to be minuscule.

ITEM 7. FINANCIAL STATEMENTS.

TABLE OF CONTENTS
INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheets Statements of Operations Statement of Stockholders' Equity (Deficit) Statements of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANCIAL STATEMENTS	F-6

Board of Directors
Aberdene Mines Limited
Las Vegas, Nevada

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Aberdene Mines Limited (an exploration stage enterprise and a Nevada corporation), as of June 30, 2002 and 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from January 21, 2000 (inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aberdene Mines Limited as of June 30, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and for the period January 21, 2000 (inception) to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has been in the exploration stage since its inception and has no revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
 Spokane, Washington
August 5, 2002

ABERDENE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) BALANCE SHEETS
	June 30, 2002	June 30, 2001
ASSETS

CURRENT ASSETS
Cash	$1,571	$69
Total Current Assets	1,571	69

OTHER ASSETS
Deposits and prepaid expenses	2,062	411
Mining claims	42	42
Total Other Assets	2,104	453

TOTAL ASSETS	$3,675	$522

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$455	$3,551
Accounts payable, related parties	222	2,867
Loans from a related party	-	21,690
Total Current Liabilities	677	28,108

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value; 5,744,015 and 5,000,000 shares issued and outstanding, respectively	57	50

Additional paid-in capital	349,344	274,950
Deficit accumulated during the exploration stage	(346,403)	(302,586)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,998	(27,586)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,675	$522

The accompanying notes are an integral part of these financial statements.

ABERDENE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF OPERATIONS
	Year Ended June 30, 2002		Year Ended June 30, 2001	For the Period from January 21, 2000 (Inception) to June 30, 2002

REVENUES	$-		$-	$-

EXPENSES
Consulting services provided by directors	-		-	273,469
Rent	1,953		1,095	3,869
Legal and accounting	22,323		10,560	47,030
General and administration	13,017		111	14,123
Mining exploration	249		-	1,637
Stock transfer	1,826		-	1,826
Travel	4,449		-	4,449
Total Expenses	43,817		11,766	346,403
LOSS FROM OPERATIONS	(43,817)		(11,766)	(346,403)

INCOME TAXES	-		-	-

NET LOSS	$(43,817)		$(11,766)	$(346,403)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	5,202,602		5,000,000

The accompanying notes are an integral part of these financial statements.

ABERDENE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount
Issuance of common stock for services and in payment of advances for approximately $.055 per share	5,000,000	$50	$274,950	$-	$275,000

Net loss for period ending, June 30, 2000	-	-	-	(290,820)	(290,820)

Balance, June 30, 2000	5,000,000	50	274,950	(290,820)	(15,820)

Net loss for the year ending June 30, 2001	-	-	-	(11,766)	(11,766)

Balance, June 30, 2001	5,000,000	50	274,950	(302,586)	(27,586)

Sale of common stock for cash at $0.10 per share	744,015	7	74,394	-	74,401

Net loss for the year ending June 30, 2002	-	-	-	(43,817)	(43,817)

Balance, June 30, 2002	5,744,015	$57	$349,344	$(346,403)	$2,998

The accompanying notes are an integral part of these financial statements.

ABERDENE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF CASH FLOWS
	Year Ended June 30, 2002	Year Ended June 30, 2001	For the Period from January 21, 2000 (Inception) to June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,817)	$(11,766)	$(346,403)
Adjustments to reconcile net loss
to net cash used by operating activities:
Payment of expenses from issuance of stock	-	-	273,469
Decrease (increase) in deposits and prepaid expenses	(1,651)	-	(2,062)
Increase (decrease) in accounts payable	(3,096)	2,061	455
Increase (decrease) in accounts payable, related parties	(2,645)	2,867	222
Net cash used in operating activities	(51,209)	(6,838)	(74,319)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	-	-	1,489
Proceeds from sale of common stock	74,401	-	74,401
Repayment of related party loans	(21,690)	-	(21,690)
Proceeds from related party loans	-	6,827	21,690
Net cash provided by financing activities	52,711	6,827	75,890

Change in cash	1,502	(11)	1,571
Cash, beginning of period	69	80	-
Cash, end of period	$1,571	$69	$1,571

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Stock issued in payment of consulting and other expenses	$-	$-	$273,469
Stock issued in payment of advances	$-	$-	$1,489
Stock issued in payment of mining claims	$-	$-	$42

The accompanying notes are an integral part of these financial statements.

ABERDENE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Aberdene Mines Limited (hereinafter "the Company") was incorporated on January 21, 2000 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. The Company maintains offices in Las Vegas, Nevada and in Vancouver, British Columbia. The Company's fiscal year end is June 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Foreign Currency Valuation

The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the years, except gains or losses relating to long-term debt, which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

ABERDENE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts for cash, prepaid expenses and payables approximate their fair value.

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $1,571 on June 30, 2002. This account is not insured.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At June 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

ABERDENE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Compensated Absences

Currently, the Company has no paid employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has paid employees.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2002, the Company had a net deferred tax asset of approximately $24,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established June 30, 2002.

At June 30, 2002, the Company has net operating loss carryforwards of approximately $72,000, which expire in the years 2020 through 2021. The Company recognized approximately $273,000 of losses for the issuance of common stock for services in 2000, which were not deductible for tax purposes and are not included in the above calculation of deferred tax asset.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $43,817 for the year ended June 30, 2002, has an accumulated deficit during exploration stage of $346,403 and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of mineral properties.

Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ABERDENE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. FASB 145 amended FASB 13 to require certain lease modifications that have economic manner as sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

ABERDENE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (Continued)

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. During the year ending June 30, 2002, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is not expected to change net income. The Company is currently evaluating the impact of the transitional provisions of the statement.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

NOTE 3 - MINING CLAIM

In January 2000, the Company, through Mr. Hugh Grenfal, its president and a member of the board of directors, acquired 100% of the rights, titles and interests in six mining claims in Casino-Red Cap property, Columbia River Valley, B.C. Payment of $42 was required to record the six mining claims. These amounts were paid by the shareholders and repaid by the Company in the form of stock. See Note 4. Although the claims are recorded in Mr. Grenfal's name for tax purposes, title to the claims has been conveyed to the Company via an unrecorded deed.

NOTE 4 - COMMON STOCK

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
June 30, 2002

NOTE 4 - COMMON STOCK (Continued)

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

During the year ended June 30, 2002, the Company raised a total of $74,401 cash in an initial public offering. A total of 744,015 shares of common stock were issued at $0.10 per share.

NOTE 5 - RELATED PARTIES

The Company occupies office space provided by Mr. Grenfal, its president, who was a director of Callinan Mines Limited. Rents of $1,953 and $1,095 for the periods ending June 30, 2002 and 2001, respectively, have been recorded for this space.

Mr. Grenfal has advanced monies to the Company to open a checking account and in payment of expenses. The funds advanced to open the checking account were repaid as part of the stock transaction described in Note 4. The balance of the advances have been recorded as short-term, uncollateralized loans, bearing no interest and having no specific due date.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Mining Industry

The Company is engaged in the exploration and development of mineral properties. The work, which is now underway on its property involves cutting lines through brush and laying out grids, followed by surface sampling. The underlying surface is not considered to be disturbed by the work performed, and permits are not required. In the course of any work on a property the chance of causing environmental damage and incurring liability cannot be excluded, but in the opinion of management this risk is very remote at this stage in exploration. Also, because of the noninvasive nature of the work, surface remediation is not required.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

Foreign Operations

The accompanying balance sheet includes $3,675 relating to the Company's assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of our company are as follows:

Name	Age	Position(s)
Hugh Grenfal, Jr.	32	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors
Andrei Stytsenko	31	Secretary and a member of the Board of Directors

All directors have a term of office expiring at the next annual general meeting of our company, unless re-elected or earlier vacated in accordance with the Bylaws of our company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Hugh Grenfal has been president, chief executive officer, treasurer, chief financial officer and a member of the board of directors of the Company since inception January 21, 2000. From January 1991 to June 1996, Mr. Grenfal was President of Booker Gold Explorations Ltd., a mining and exploration corporation located in Vancouver, British Columbia. From October 1996 to December 2001, Mr. Grenfal was a Director of Callinan Mines Limited, a mining and exploration corporation located in Vancouver, British Columbia with revenue producing copper and zinc properties located in Manitoba, Canada.

From June 20, 1999 to May 11, 2000, Mr. Grenfal was president of Paxton Mining Corporation located in Vancouver, British Columbia. Paxton Mining Corporation was a mining company. Since January 2000, Mr. Grenfal has been president of Aberdene Mines Limited located in Vancouver, British Columbia. Aberdene Mines is a mining exploration company. From September 1999 to February 2002, Mr. Grenfal was president of Palal Mining Corporation located in Vancouver, British Columbia. Palal Mining was an exploration company that has since changed its line of business to hydrocarbon exploration and development and been renamed TexEn Oil and Gas Inc.

Since September 1999, Mr. Grenfal has been president of Ancona Mining Corporation located in Vancouver, British Columbia. Ancona Mining Corporation is an exploration company. From July 2000 to September 2001, Mr. Grenfal was president of Raglan Mines Limited located in Vancouver, British Columbia. Raglan Mines Limited is a mining exploration company. Mr. Grenfal is currently not a full time employee with another entity.

Andrei Stytsenko has been our Secretary and a member of our board of directors since inception. From 1985 to 1996, Mr. Stytsenko was the managing supervisor for Ivano Frankovski Drilling Company, located in North Russia. Mr. Stytsenko's responsibilities included drilling holes up to 13,000 feet in depth for the exploration of oil and gas. From 1997 until 1998 , Mr. Stytsenko was field supervisor for Booker Gold Exploration located in Vancouver, British Columbia. Mr. Stytsenko's responsibilities included core loding, assaying and mapping. Mr. Stytsenko received a degree as a Engineer Specialist in oil and gas drilling in 1996.

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

Committees of the Board of Directors

We have established no committees.

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all Forms 3, 4 an 5 required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award (s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Hugh Grenfal, Jr. President, CEO, Treasurer, CFO & Director	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 136,735	0 0 0	0 0 0	0 0 0
Andrei Stytsenko Secretary & Director	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 136,734	0 0 0	0 0 0	0 0 0

[1] All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2002

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of September 12, 2002, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Hugh Grenfal, Jr.	2,500,000	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors	43.52%
Andrei Stytsenko	2,500,000	Secretary and a member of the Board of Directors	43.52%
All officer and Directors as a Group (2 Persons)	5,000,000		87.04%

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

Since our inception, Mr. Grenfal, advanced loans to us in the total sum of $21,690, which were used for organizational and start-up costs and operating capital. The loans were paid back during the year ended June 30, 2002.

We lease our office space from Callinan Mines Ltd. on a month to month basis and our monthly rental is determined by usage. Hugh Grenfal, our President is a former director of Callinan Mines Ltd. During the fiscal year ending June 30, 2002, we paid $1,953 for rent.

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
3.1 3.2 4.1 10.1 10.2 10.3 10.4 10.5 10.6 10.7 99.1

Articles of Incorporation.
Bylaws.
Specimen Stock Certificate.
Casino 1 Claim.
Casino 2 Claim.
Casino 3 Claim.
Casino 4 Claim.
Casino 5 Claim.
Casino 6 Claim.
Statement of Trustee.
Subscription Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23th day of September, 2002.

ABERDENE MINES LIMITED (Registrant)
BY:	/s/ Hugh Grenfal Hugh Grenfal, Jr., President, Chief Executive Officer, Treasurer, Chief Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Hugh Grenfal Hugh Grenfal, Jr.	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors	09/23/2002
/s/ Andrei Stytsenko Andrei Stytsenko	Secretary and a member of the Board of Directors	09/23/2002

CERTIFICATION

I, Hugh Grenfal, Jr. President, Chief Executive Officer, Treasurer and Chief Financial Officer, certify that:

1. I have reviewed the Form 10-KSB of Aberdene Mines Limited;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations for, the periods presented in the report; and,

4. This periodic report containing financial statements fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that information contained in the periodic report fairly represents, in all material respects, the financial condition and results of operations of Aberdene Mines Limited.

Date: September 23, 2002

/s/ Hugh Grenfal
Hugh Grenfal, Jr.
President, Chief Executive Officer, Treasurer and Chief Financial Officer