Form 10QSB
period 2002-09-30
ABERDENE MINES LTD
filed 2002-11-12
CIK 1112706

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-35586

ABERDENE MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA (State of other jurisdiction of incorporation or organization)	88-0454792 (IRS Employer Identification Number)

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

Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002: 5,744,015

==================================================================================

PART I.

ITEM 1.     Financial Statements

Aberdene Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	September 30, 2002 $ (unaudited)	June 30, 2002 $ (audited)
ASSETS

Current Assets

Cash	1,009	1,571
Deposits	411	2,062
Total Current Assets	1,420	3,633
Mineral Properties (Note 4)	42	42
Total Assets	1,462	3,675
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	6,300	455
Accrued liabilities	600	-
Due to related party	-	222
Total Liabilities	6,900	677
Contingency (Note 1)

Stockholders' (Deficit) Equity

Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 5,744,015 shares issued and outstanding	57	57

Additional Paid-in Capital	349,344	349,344
	349,401	349,401
Deficit Accumulated During the Exploration Stage	(354,839)	(346,403)
Total Stockholders' (Deficit) Equity	(5,438)	2,998
Total Liabilities and Stockholders' Equity	1,462	3,675

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from January 21, 2000 (Date of Inception) to September 30, 2002 $	Three Months Ended September 30,
		2002 $	2001 $
Revenue	-	-	-
Expenses
Consulting	273,469	-	-
General and administration	14,289	166	40
Mining exploration	4,847	3,210	-
Professional fees	52,040	5,010	16,166
Rent	3,869	-	-
Transfer agent and filing fees	1,876	50	-
Travel	4,449	-	1,538
	354,839	8,436	17,744
Net Loss for the Period	(354,839)	(8,436)	(17,744)
Net Loss Per Share - Basic		-	-
Weighted Average Shares Outstanding		5,744,000	5,000,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Three Months Ended
	September 30,
	2002 $	2001 $
Cash Flows To Operating Activities
Net loss	(8,436)	(17,744)
Changes in non-cash working capital items
Increase in accounts payable and accrued liabilities	6,445	2,277
Increase in deposits	1,651	-
Net Cash Used In Operating Activities	(340)	(15,467)
Cash Flows From Financing Activities
Advances from (to) related party	(222)	15,427
Net Cash Provided By Financing Activities	(222)	15,427
Cash Flows To Investing Activities	-	-
Net Decrease in Cash	(562)	(40)
Cash - Beginning of Period	1,571	69
Cash - End of Period	1,009	29
Non-Cash Financing Activities	-	-
Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

1.       Exploration Stage Company

The Company was incorporated in the State of Nevada on January 21, 2000. In January 2000 the Company purchased six mineral claims, situated in the Casino-Red Cap property, Columbia River Valley in the Province of British Columbia, Canada.

The Company's principal business plan is to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims.

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

At September 30, 2002, the Company had a working capital deficit of $5,480. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $21,480 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares, or loans from shareholders or Directors.

The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which has been declared effective.

2.       Summary of Significant Accounting Principles

a)       Year End

The Company's year end is June 30.

b)       Basis of Accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.       Summary of Significant Accounting Principles (continued)

c)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)       Long-Lived Assets

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

e)       Foreign Currency Transactions/Balances

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

f)       Exploration Costs

The Company is in the exploration stage and all costs relating to mineral property grassroots exploration are charged to operations as incurred.

g)       Basic and Diluted Net Income (Loss) per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.       Summary of Significant Accounting Principles (continued)

h)       Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

i)       Financial Instruments

The carrying value of cash, accounts payable, accrued liabilities, and due to related party approximate fair value due to the relatively short maturity of these instruments.

j)       Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totalled $1,009 on September 30, 2002. This account is not insured.

k)       Provision for Taxes

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

At September 30, 2002, the Company had a net deferred tax asset of approximately $27,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established September 30, 2002.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.       Summary of Significant Accounting Principles (continued)

k)       Provision for Taxes (continued)

At September 30, 2002, the Company has net operating loss carryforwards of approximately $80,000, which expire in the years 2020 through 2021. The Company recognized approximately $273,000 of losses for the issuance of common stock for services in 2000, which were not deductible for tax purposes and are not included in the above calculation of deferred tax asset.

l)       Accounting Pronouncements

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.       Summary of Significant Accounting Principles (continued)

l)       Accounting Pronouncements (continued)

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. During the year ending June 30, 2002, the Company adopted SFAS No. 142. Application of the non-amortization provision of SFAS No. 142 is not expected to change net income. The Company is currently evaluating the impact of the transitional provisions of the statement.

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

3.       Mineral Properties

In January 2000, the Company, through Mr. Hugh Grenfal, its President and a member of the board of directors, acquired 100% of the rights, titles and interests in six mining claims in the Casino-Red Cap property, Columbia River Valley, British Columbia. Payment of $42 was required to record the six mining claims. These amounts were paid by the shareholders and repaid by the Company in the form of stock. Although the claims are recorded in Mr. Grenfal's name for tax purposes, title to the claims has been conveyed to the Company via an unrecorded deed.

4.       Related Party Transactions/Balances

The Company occupies office space provided by Mr. Grenfal, its President, in his capacity as vice president and director of Callinan Mines Limited. Monthly rental is determined by usage. While Mr. Grenfal is no longer affiliated with Callinan Mines, the Company expects that the office rental arrangement will continue for at least the next year. The value of this space is considered immaterial for the purposes of these financial statements.

PART II.

ITEM 2.       MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

The Company is constrained for cash and so in the next twelve months, the Company does not expect any significant changes in the number of employees and does not expect the purchase or sale of plant or significant equipment. We also have no plan for research and development for any property or product other than our Casino claims. See below for development information on the Casino claims.

At September 30, the Company had a working capital deficit of $6,103. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $22,103 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares, or loans from shareholders or Directors.

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

We intend to proceed in the following three phases:

Phase 1 began with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. We have recently begun this phase of the exploration process on our properties.

When the research is completed, our initial work will be augmented with geologic mapping, geophysical testing and geochemical testing of our claims. When available, existing workings, such as trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will begin trenching the area.

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

Status of Our Exploration Program

We are currently in Phase One of our proposed exploration program.

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

It is apparent that the narrow quartz vein(s) containing the mineralization are limited in strike length and subsequently volume. As the underground workings have now been reclaimed, the permitting process that is required to reopen the workings is costly and time consuming. The economic target within the Casino - Red Cap Project is not large enough, at current gold prices, to warrant any further exploration work at this time. A substantial increase in gold prices would have to occur. Management is examining the markets for lead, zinc and silver (elements that were found during assaying of soil samples) to determine if an exploration program seeking those elements is warranted.

Other than the foregoing we have not conducted any exploration on our property.

On July 27, 2001, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, SEC File no. 333-35586. We offered up to 2,000,000 shares at $0.10 per share.

On January 25, 2002, we completed our public offering by raising $74,401.50, and sold 744,015 shares of our common stock at an offering price of $0.10 per share. There was no underwriter.

From the effective date of the registration statement to the ending date of the reporting period, September 30, 2002, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid. The gross proceeds of the offering were $74,401.50.

From the effective date of the registration statement to the ending date of the reporting period, September 30, 2002, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts.

The funds were received were spent as follows:

Mining Exploration Expense	$1,637
Legal and Accounting	$47,030
General and Administrative	$14,123
Rent	$3,869
Stock transfer Agent Fees	$1,826
Travel	$4,449
Working Capital	$1,467.50
Total	$74,401.50

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of November, 2002.

ABERDENE MINES LIMITED (Registrant)
By:	/s/ Hugh Grenfal Hugh Grenfal, President, Treasurer, Principal Accounting Officer and a member of the Board Of Directors

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aberdene Mines Limited. ("Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, Hugh Grenfal, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
/s/ Hugh Grenfal Hugh Grenfal Chief Executive Officer Chief Financial Officer November 11, 2002

CERTIFICATION

I, Hugh Grenfal, certify that:

1. I have reviewed this interim report on Form 10-QSB of Aberdene Mines Limited;

2. Based on my knowledge, this interim report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this interim report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this interim report.

Date:	November 11, 2002	/s/ Hugh Grenfal
Hugh Grenfal President, Chief Executive Officer, Treasurer and Chief Financial Officer