Form 10QSB
period 2002-12-31
ABERDENE MINES LTD
filed 2003-02-13
CIK 1112706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-35586

ABERDENE MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0454792 (IRS Employer Identification Number)

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

Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2002: 5,744,015

PART I.

ITEM 1.     Financial Statements

Aberdene Mines Limited

(An Exploration Stage Company)

Index

Balance Sheets                               F-1

Statements of Operations                 F-2

Statements of Cash Flows                F-3

Notes to the Financial Statements     F-4

Aberdene Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	December 31, 2002 $ (unaudited)	June 30, 2002 $ (audited)

ASSETS

Current Assets

Cash	163	1,571
Deposits	411	2,062

Total Current Assets	574	3,633

Mineral Properties (Note 3)	42	42

Total Assets	616	3,675

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	8,148	455
Accrued liabilities	600	-
Advances from related party (Note 4(b))	600	222

Total Liabilities	9,348	677

Contingency (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 5,744,015 shares issued and outstanding	57	57

Additional Paid-in Capital	349,344	349,344

	349,401	349,401

Deficit Accumulated During the Exploration Stage	(358,133)	(346,403)

Total Stockholders' Equity (Deficit)	(8,732)	2,998

Total Liabilities and Stockholders' Equity	616	3,675

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from
	January 21, 2000
	(Date of Inception)	Three Months Ended		Six Months Ended
	to December 31,	December 31,		December 31,
	2002 $	2002 $	2001 $	2002 $	2001 $

Revenue	-	-	-	-	-

Expenses

Consulting	273,469	-	-	-	-
General and administration	14,357	68	7,078	234	7,118
Mining exploration	5,043	196	249	3,406	249
Professional fees	54,890	2,850	2,286	7,860	18,451
Rent	3,869	-	1,701	-	1,701
Transfer agent and filing fees	2,056	180	-	230	-
Travel	4,449	-	2,910	-	4,449

	358,133	3,294	14,224	11,730	31,968

Net Loss for the Period	(358,133)	(3,294)	(14,224)	(11,730)	(31,968)

Net Loss Per Share - Basic		-	-	-	-

Weighted Average Shares Outstanding		5,744,000	5,533,000	5,744,000	5,266,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Six Months Ended
	December 31,
	2002 $	2001 $

Cash Flows To Operating Activities

Net loss	(11,730)	(31,968)

Changes in non-cash working capital items

Increase in deposits	1,651	-
Increase (decrease) in accounts payable and accrued liabilities	8,293	(3,101)

Net Cash Used In Operating Activities	(1,786)	(35,069)

Cash Flows From Financing Activities

Advances from (to) related party	378	(24,557)
Proceeds from sale of common stock	-	73,360

Net Cash Provided By Financing Activities	378	48,803

Cash Flows To Investing Activities	-	-

Net Increase (Decrease) in Cash	(1,408)	13,734

Cash - Beginning of Period	1,571	69

Cash - End of Period	163	13,803

Non-Cash Financing Activities	-	-

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

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

At December 31, 2002, the Company had a working capital deficit of $8,774. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $24,774 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares.

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

c)Cash and Cash Equivalents

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

i) Financial Instruments

The carrying value of cash, accounts payable, accrued liabilities, and advances from related party approximate fair value due to the relatively short maturity of these instruments.

j) Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totalled $163 on December 31, 2002. This account is not insured.

k) Recent Accounting Pronouncements

On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2. Summary of Significant Accounting Principles (continued)

k) Recent Accounting Pronouncements (continued)

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 and its impact is not expected to have a material effect on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The Company adopted SFAS No. 143 and its impact is not expected to have a material effect on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 144 and its impact is not expected to have a material effect on its financial position or results of operations.

In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

l) Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

4. Related Party Transactions/Balances

a) The Company occupies office space provided by Mr. Grenfal, its President, in his capacity as vice president and director of Callinan Mines Limited. Monthly rental is determined by usage. While Mr. Grenfal is no longer affiliated with Callinan Mines, the Company expects that the office rental arrangement will continue for at least the next year. The value of this space is considered immaterial for the purposes of these financial statements.

b) The amount due to the President of the Company is non-interest bearing, unsecured and due on demand.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

At December 31, 2002 the Company had a working capital deficit of $8,774. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $24,774 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares, or loans from shareholders or Directors.

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

The soil samples have identified a gold/arsenic ( lead, zinc & silver) soil anomaly. The anomaly strikes approximately 40o and has a discontinuous strike length of 120m (390 ft). The anomaly is primarily located within the metasediment unit and parallels the contract with the Quartz Monzonite. The anomaly has a width that varies between 50m (160 ft) at the northern end to 25m (82 ft) at the southern end. Gold values of +40ppb (max 162 ppb) and Arsenic values of +100ppm (max 304ppm) are coincident on an almost point-by-point basis within the anomaly.

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

ITEM 3. CONTROLS AND PROCEDURES.

Mr. Hugh Grenfal, principal executive officer and principal financial officer of Aberdene Mines Limited, has established and is currently maintaining disclosure controls and procedures for our company. The disclosure controls and procedures have been designed to ensure that material information relating to our company is made known to them as soon as it is known by others within our company.

Our principal executive officer and principal financial officer conducts an update and a review and evaluation of the effectiveness of our company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation

PART II  - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

On January 25, 2002, we completed our public offering by raising $74,401.50, and sold 744,015 shares of our common stock at an offering price of $0.10 per share. There was no underwriter.

From the effective date of the registration statement to the ending date of the reporting period, December 31, 2002, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid. The gross proceeds of the offering were $74,401.50.

From the effective date of the registration statement to the ending date of the reporting period, December 31, 2002, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts.

The funds were received were spent as follows:

Mining Exploration Expense	$1,637
Legal and Accounting	$47,030
General and Administrative	$14,123
Rent	$3,869
Stock transfer Agent Fees	$1,826
Travel	$4,449
Working Capital	$1,467.50
Total	$74,401.50

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of February, 2003.

ABERDENE MINES LIMITED (Registrant)
By:	/s/ Hugh Grenfal Hugh Grenfal, President, Treasurer, Principal Accounting Officer and a member of the Board Of Directors

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of ABERDENE MINES LIMITED (the "Company") on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Hugh Grenfal, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Hugh Grenfal Hugh Grenfal Chief Executive Officer, Chief Financial Officer February 6, 2003

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Hugh Grenfal, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of  ABERDENE MINES LIMITED;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 12, 2003	/s/ Hugh Grenfal
Hugh Grenfal President, Chief Executive Officer, Treasurer and Chief Financial Officer