Form 10QSB
period 2003-03-31
ABERDENE MINES LTD
filed 2003-05-05
CIK 1112706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-35586

ABERDENE MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA (State of incorporation)	88-0454792 (IRS Employer Identification Number)

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

Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2003: 5,744,015

===============================================================

PART I.- FINANCIAL INFORMATION

ITEM 1. Financial Statements

Aberdene Mines Limited

(An Exploration Stage Company)

Index

Contents

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

Aberdene Mines Limited
(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

	March 31, 2003 $ (unaudited)	June 30, 2002 $ (audited)

ASSETS

Current Assets

Cash	148	1,571
Deposits	411	2,062

Total Current Assets	559	3,633

Mineral Properties (Note 3)	42	42

Total Assets	601	3,675

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	9,060	455
Accrued liabilities	1,200	-
Advances from related party (Note 4(b))	1,565	222

Total Liabilities	11,825	677

Contingency (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 5,744,015 shares issued and outstanding	57	57

Additional Paid-in Capital	349,344	349,344

	349,401	349,401

Deficit Accumulated During the Exploration Stage	(360,625)	(346,403)

Total Stockholders' Equity (Deficit)	(11,224)	2,998

Total Liabilities and Stockholders' Equity	601	3,675

Aberdene Mines Limited

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)
	Accumulated from
	January 21, 2000
	(Date of Inception)	Three Months Ended		Nine Months Ended
	to March 31,	March 31,		March 31,
	2003 $	2003 $	2002 $	2003 $	2002 $

Revenue	-	-	-	-	-

Expenses

Consulting	273,469	-	-	-	-
General and administration	14,373	16	3,141	250	11,492
Mining exploration	5,043	-	-	3,406	249
Professional fees	56,455	1,565	1,923	9,425	20,373
Rent	4,780	911	1,313	911	2,403
Transfer agent and filing fees	2,056	-	1,826	230	1,826
Travel	4,449	-	622	-	4,450

	360,625	2,492	8,825	14,222	40,793

Net Loss for the Period	(360,625)	(2,492)	(8,825)	(14,222)	(40,793)

Net Loss Per Share - Basic		-	-	-	-

Weighted Average Shares Outstanding		5,744,000	5,537,000	5,744,000	5,177,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

Aberdene Mines Limited

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)
	Nine Months Ended
	March 31,
	2003 $	2002 $

Cash Flows To Operating Activities

Net loss	(14,222)	(40,793)

Changes in non-cash working capital items

Decrease in deposits
	1,651	-
Increase (decrease) in accounts payable and accrued liabilities
	9,805	(5,604)

Net Cash Used In Operating Activities	(2,766)	(46,397)

Cash Flows From Financing Activities

Advances from (to) related party	1,343	(21,690)
Proceeds from sale of common stock	-	74,402

Net Cash Provided By Financing Activities	1,343	52,712

Cash Flows To Investing Activities	-	-

Net Increase (Decrease) in Cash	(1,423)	6,315

Cash - Beginning of Period	1,571	69

Cash - End of Period	148	6,384

Non-Cash Financing Activities	-	-

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

NOTES TO THE FINANCIAL STATEMENTS

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

At March 31, 2003, the Company had a working capital deficit of $11,224. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $27,224 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares.

The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which has been declared effective.

2. Summary of Significant Accounting Principles

Year End

The Company's year end is June 30.

Basis of Accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars.

Cash and Cash Equivalents The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Property, Plant and Equipment Property, plant and equipment is stated at cost. Amortization is computed using the straight-line method over five years. Long-Lived Assets SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

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

Financial Instruments

The carrying value of cash and equivalents, accounts payable, accrued liabilities, and advances from related party approximate fair value due to the relatively short maturity of these instruments.

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, with a balance of $148 as of March 31, 2003. This account is not insured.

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

    ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    Plan of Operation

    In our last audit, that for the period ended June 30, 2002, the auditor issued a 'going concern' opinion; this means that there is doubt that we can continue as an ongoing business for the next twelve months.

    The Company is constrained for cash and so in the next twelve months, the Company does not expect any significant changes in the number of employees and does not expect the purchase or sale of plant or significant equipment. We also have no plan for research and development for any property or product other than our Casino claims. See below for development information on the Casino claims.

    At March 31, 2003, the Company had a working capital deficit of $11,224. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $27,224 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares, or loans from shareholders or Directors.

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

    FORWARD LOOKING STATEMENTS

    This filing contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of mining exploration or operations, statements about our future business plans and strategies, and other statements that are not historical in nature. In this filing forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," etc.

    Although we believe that any forward-looking statements we make in this filing are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

    -Our ability to fund and complete our exploration;

    -changes in applicable government regulations that might affect our future exploration or development

    -our indebtedness and debt service obligations;

    -our ability to operate in a regulated environment and to satisfy regulatory authorities;

    -changes in our business strategies;

    -the difficulty of finding staff of sufficient technical ability to provide services for our properties

    -our ability to secure capital and the related cost of capital

    -the necessity to fund our proposed operations and future growth; and

    -our ability to establish a market for our common stock.

    In light of the significant uncertainties inherent in the forward-looking statements made in this filing, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

    Item 3. Controls and Procedures

    Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's president believes the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

    The affairs of the company are not complex and therefore the president has reason to believe that controls and procedures are adequate at this time. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

    The company follows the 'open folder' method of reality-checking whereby any shareholder, or any individual with a valid business purpose, may examine the books, records, documentation and bills, checks and accounts of the company during business hours at our main office. This policy is expected to continue while the present directors remain directors of the company.

    PART II - OTHER INFORMATION

    Item 2. Changes in Securities

    On July 27, 2001, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, SEC File no. 333-35586. We offered up to 2,000,000 shares at $0.10 per share.

    On January 25, 2002, we completed our public offering by raising $74,401.50, and sold 744,015 shares of our common stock at an offering price of $0.10 per share. There was no underwriter.

    From the effective date of the registration statement to the ending date of the reporting period, March 31, 2003, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid. The gross proceeds of the offering were $74,401.50.

    From the effective date of the registration statement to the ending date of the reporting period, March 31, 2003, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts. The funds were received from the sales under the registration statement were spent as noted in the company's 10QSB filing in December, 2003.

    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of May, 2003.

ABERDENE MINES LIMITED (Registrant)
By:	____________________________________ /s/ Hugh Grenfal Hugh Grenfal, President, Treasurer, Principal Accounting Officer and a member of the Board Of Directors

    CERTIFICATION PURSUANT TO

    18 U.S.C. Section 1350,

    AS ADOPTED PURSUANT TO

    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Aberdene Mines Limited (the "Company") on Form 10-QSB for the period ended March 31, 2003, 2003 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Hugh Grenfal, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

    Dated this 2nd day of May, 2003.

_______________________________________ /s/ Hugh Grenfal Chief Executive Officer and Chief Financial Officer

    CERTIFICATION

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

    Dated this 2nd day of May, 2003.

/s/ Hugh Grenfal Principal Executive Officer and Principal Financial Officer