Form 10QSB/A
period 2003-03-31
ABERDENE MINES LTD
filed 2003-05-13
CIK 1112706

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

This amendment varies from the initial filing for the Quarter ending March 31, 2003 only in correcting the number of shares issued and outstanding as reflected in the balance sheet. A corresponding explanatory item has been entered at the end of the item Changes in Securities.

===============================================================

PART I.- FINANCIAL INFORMATION

ITEM 1. Financial Statements

Aberdene Mines Limited

(An Exploration Stage Company)

Index

Contents

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

Aberdene Mines Limited
(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

	March 31, 2003 $ (unaudited)	June 30, 2002 $ (audited)

ASSETS

Current Assets

Cash	148	1,571
Deposits	411	2,062

Total Current Assets	559	3,633

Mineral Properties (Note 3)	42	42

Total Assets	601	3,675

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	9,060	455
Accrued liabilities	1,200	-
Advances from related party (Note 4(b))	1,565	222

Total Liabilities	11,825	677

Contingency (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 34,464,090 shares issued and outstanding	57	57

Additional Paid-in Capital	349,344	349,344

	349,401	349,401

Deficit Accumulated During the Exploration Stage	(360,625)	(346,403)

Total Stockholders' Equity (Deficit)	(11,224)	2,998

Total Liabilities and Stockholders' Equity	601	3,675

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

  Note that the shares were split in 2002, the record date being November 2002, on a basis of 6:1. That is, for each share in existence on that date five new shares were issued. As a result, the prior number of issued and outstanding shares of 5,744,015 has been expanded to 34,464,090.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May, 2003.

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

  Dated this 12th day of May, 2003.

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

  Dated this 12th day of May, 2003.

/s/ Hugh Grenfal Principal Executive Officer and Principal Financial Officer