Form 10QSB/A
period 2003-03-31
ABERDENE MINES LTD
filed 2003-05-13
CIK 1112706

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

Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2003: 34,464,090

===============================================================

This amendment varies from the initial filing for the Quarter ending March 31, 2003 only in correcting the number of shares issued and outstanding as reflected in the balance sheet and on the cover page.  A corresponding explanatory item has been entered at the end of the item Changes in Securities. Minor typographic errors were corrected.

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

  From the effective date of the registration statement to the ending date of the reporting period, March 31, 2003, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts. The funds were received from the sales under the registration statement were spent as noted in the company's 10QSB filing in December, 2002.

  Note that the shares were split in 2002, the record date being November 2002, on a basis of 6:1. That is, for each share in existence on that date five new shares were issued. As a result, the prior number of issued and outstanding shares of 5,744,015 has been expanded to 34,464,090.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May, 2003.

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

  Dated this 13th day of May, 2003.

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

  Dated this 13th day of May, 2003.

/s/ Hugh Grenfal Principal Executive Officer and Principal Financial Officer