Form 10KSB
period 2003-06-30
ABERDENE MINES LTD
filed 2003-08-26
CIK 1112706

==================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended - June 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number   000-33189

ABERDENE MINES LIMITED
(Name of small business issuer in its charter)

NEVADA	88-0454792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1040 West Georgia Street
Suite 1160
Vancouver, British Columbia
Canada V6E 4H1
(Address of principal executive offices, including zip code.)

(604) 605-0885
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
 Title of each class

==================================================================================

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

State issuer's revenues for its most fiscal year June 30, 2003: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 22, 2003: $2,187,400

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 22, 2003: 34,464,090

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on January 21, 2000. We are engaged in the exploration of our mining property. We maintain our statutory registered agent's office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109 and our business office is located at 1040 West Georgia Street, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. Our offices are leased from Callinan Mines Ltd. on a month to month basis, and our monthly rental is determined by usage.

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

In 1951, work on the Casino Red Cap consisted of trenching as well as driving an adit, which was collared 40 feet below the discovery outcrop. In 1957, two drifts each 200 feet long and 25 feet apart in elevation were driven on the near vertical vein. A stope 150 long and 6 feet wide was mined between the levels. A small amount of cross-cutting was done on the lower level. Between 1961 and 1963 work on the claims consisted of 360 feet of diamond drilling collared at the surface, as well as five short underground diamond drill holes were collared on the No. 1 level. Exploration work consisted of 100 feet of cross-cut and 75 feet or raise. Stoping was done on the No. 1 vein between No. 1 and No. 3 levels. In 1964 an exploration program consisting of 2,050 feet of drifts, raises and sub-levels was begun on nos. 1, 2 and 3 veins.

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

* * *	more extensive trenching more advanced geophysical work drift driving

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

Other than the foregoing we have not conducted any exploration on our property. The claims are valid until January 8, 2004 when a fee of $CAN 600 must be paid if equivalent property work is not performed.

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

The factors are:

* * * *	fluctuations in the market price for gold fluctuating supplies of gold fluctuating demand for gold mining activities by others

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

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

* * * *	locating claims posting claims working claims reporting work performed

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

1. 2. 3.	Health and Safety Archaeological Sites Exploration Access

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

Employees

We intend to continue to use the services of subcontractors for manual labor exploration work on our properties. Our only technical employees will be Messrs. Grenfal and Stytsenko, who are our officers and directors.

Employees and Employment Agreements

At present, we have no employees, other than Messrs. Grenfal and Stytsenko, our officers and directors, who were compensated for their services. Messrs. Grenfal and Stytsenko, do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

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

We were incorporated in January 2000 and we started our proposed business operations but not realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $364,116. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

* * *	our ability to locate a profitable mineral property our ability to generate revenues our ability to reduce exploration costs.

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

The price of an ounce of gold is $360. In the past, the price of gold has been as high as $800 per ounce. In order to maintain operations, we will have to sell our gold for more than it costs us to mine it. The lower the price the more difficult it is to do this. If we can't make a profit we will have cease operations until the price of gold increases or cease operations all together. Because the cost to mine the gold is fixed, the lower the market.

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

Messrs. Grenfal and Stytsenko own 30,000,000 shares and continue to control us. As a result, Messrs. Grenfal and Stytsenko are able to elect all of our directors and control our operations.

13. Messrs. Grenfal and Stytsenko control prevents you from causing a change in the course of our operations.

Because Messrs. Grenfal and Stytsenko control us your ability to cause a change in the course of our operations is eliminated. As such, the value attribute to the right to vote is gone. This could result in a reduction in value of the shares you own because of the ineffective voting power.

14. Our officers and directors have conflicts of interest in that they are officers and directors of other mining companies which will prevent them from devoting full-time to our operations which may affect our operations.

Our officers and directors have conflicts of interest in that they are officers and directors of other mining companies. Messrs. Grenfal and Stytsenko's other activities will prevent them from devoting full-time to our operations. This will slow our operations and may reduce our financial results because of the slow down in operations.

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

Our offices are located at 1040 West Georgia Street, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. We lease our office space from Callinan Mines Ltd. on a month to month basis and our monthly rental is determined by usage. During the fiscal year ending June 30, 2003, we paid $911 for rent.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during 2003.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

On March 25, 2002, our securities began trading on the over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "ABRM." On August 7th, 2003 the bid price was $0.37 and the offer price was $0.67 and a last-trade price of $0.67 on June 11, 2003. The following sets forth a summary of trading prices from inception on March 25, 2002 through June 30, 2003.

The shares were split 6:1 effective November 25, 2002, and the figures following are adjusted for that split.

Quarter ended

	High	Low
2002
March 31 June 30 September 30 December 31	_____ 0.417 0.50 1.01	_____ 0.042 0.258 0.458
2003
March 31 June 30	1.01 0.73	0.55 0.58

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 34,464,090 shares of common stock outstanding as of June 30, 2002, 30,000,000 shares were issued to our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At August 22, 2003, there were 16 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

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

Securities authorized for issuance under equity compensation plans

We do not have and equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Our public offering

On July 22, 2001, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, SEC File no. 333-35586. We offered up to 2,000,000 shares at $0.10 per share.

On January 25, 2002, we completed our public offering by raising $74,401.50, and sold 4,464,090 shares of our common stock at an offering price of $0.10 per share. There was no underwriter.

From the effective date of the registration statement to the ending date of the reporting period, June 30, 2003, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid. The gross proceeds of the offering were $74,401.50.

The net offering proceeds were $74,401.50. From the effective date of the public offering to June 30, 2003, the total amount of expenses incurred were $nil and the total amount of expenses paid from the proceeds were $nil. Of the expenses paid, direct payments to officers, directors, or owners of 10% of the total outstanding shares of our common stock totaled $nil. Direct or indirect expenses payments to others was $nil.

The net offering proceeds to us after deducting the total expenses was $74,401.50.

From the effective date of the registration statement to the ending date of the reporting period, June 30, 2003, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts. From the effective date of the public offering to June 30, 2003, the total amount of direct payments to officers, directors, or owners of 10% of the total outstanding shares of our common stock totaled $nil. Direct or indirect expenses payments to others was $nil.

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

At June 30, 2003, we had a working capital deficiency of $14,757 compared to $2,956 surplus at June 30, 2002. This change is primarily the result of ongoing professional fees.

At June 30, 2003, our total assets were $1,459. Our total liabilities rose to $16,174 from ongoing professional fees.

We had not had revenues from inception. Although there may be insufficient capital to fully explore and develop our property. Our Company has no long-term debt.

We will not be conducting any product research or development. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

We will have to raise additional cash to remain in business. We have inadequate cash reserves to maintain offices through the next twelve months ending in June 30, 2004. Even if management were to restrain spending to one-half of the 2003 rate, all funds have been expended immediately and more will be needed soon to continue. Our ability to carry on as a going concern will therefore depend on the ability of management to secure additional capital in the near future.

Results of Operations

Our Company posted losses of $17,713 for the year ending June 30, 2003. The principal components of the loss were professional expenses as well as general and administrative expenses.

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

(1) Functional currency and treatment of foreign currency translation. Due to the majority of the Company's financial operations being based in the United States, the US Dollar is both the functional and the reporting currency, although the Company's main asset (a mineral property) is in Canada. Books and records and bank accounts are maintained in US Dollars monetary and liabilities assets denominated in Canadian Dollars are translated into US dollars at the exchange rate in effect at the balance sheet date. Income and expense items are translated at the exchange rate prevailing when the transaction occurred.

(2) Research, development and exploration expenditures. All research development and exploration expenditures incurred have been generated internally and are charged to operations.

(3) Capitalization of intangible assets. Intangible assets (none at present) are amortized over the useful life of the asset, as determined by management, not to exceed the legal life.

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

ITEM 7. FINANCIAL STATEMENTS.

Aberdene Mines Limited
(An Exploration Stage Company)

Independent Auditors' Report

To the Stockholders
Aberdene Mines Limited
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Aberdene Mines Limited (a Nevada corporation) as of June 30, 2003, and the related statement of operations, cash flows and stockholders' deficit for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying balance sheet of Aberdene Mines Limited as of June 30, 2002, and the related statement of operations, cash flows and stockholders' deficit accumulated for the period from January 21, 2000 (Date of Inception) to June 30, 2002 and the year ended June 30, 2002, was audited by other auditors in their report dated August 5, 2002. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements referred to above present fairly, in all material respects, the financial position of Aberdene Mines Limited as of June 30, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not obtained profitable operations since inception and will need additional financing to sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott
CHARTERED ACCOUNTANTS
Vancouver, Canada
July 15, 2003

Aberdene Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	June 30, 2003 $	June 30, 2002 $
ASSETS

Current Assets

Cash	1,006	1,571
Deposits	411	2,062

Total Current Assets	1,417	3,633

Mineral Properties (Note 3)	42	42

Total Assets	1,459	3,675

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	3,101	455
Accrued liabilities	8,088	-
Advances from related party (Note 4(b))	4,985	222

Total Liabilities	16,174	677

Contingency (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 34,464,090 shares issued and outstanding	345	345

Additional Paid-in Capital	349,056	349,056

	349,401	349,401

Deficit Accumulated During the Exploration Stage	(364,116)	(346,403)

Total Stockholders' Equity (Deficit)	(14,715)	2,998

Total Liabilities and Stockholders' Equity	1,459	3,675

(The Accompanying Notes are an Integral Part of these Financial Statements)

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated from
	January 21, 2000
	(Date of Inception)	Year Ended
	to June 30,	June 30,
	2003 $	2003 $	2002 $

Revenue	-	-	-

Expenses

Consulting	273,469	-	-
General and administration	14,389	266	13,017
Mining exploration	3,543	1,906	249
Professional fees	61,155	14,125	22,323
Rent (Note 4(a))	4,780	911	1,953
Transfer agent and filing fees	2,331	505	1,826
Travel	4,449	-	4,449

	364,116	17,713	43,817

Net Loss for the Period	(364,116)	(17,713)	(43,817)

Net Loss Per Share - Basic		-	-

Weighted Average Shares Outstanding		34,464,000	31,215,612

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The Accompanying Notes are an Integral Part of these Financial Statements)

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

			For the Period from January 21, 2000
	Year Ended June 30,		(Date of Inception) to June 30,
	2003 $	2002 $	2003 $

Cash Flows From Operating Activities
Net loss	(17,713)	(43,817)	(364,116)

Adjustments to reconcile net loss to net cash used by operating activities:
Payment of expenses from issuance of stock	-	-	273,469
Change in operating assets and liabilities
Deposits and prepaid expenses	1,651	(1,651)	(411)
Accounts payable and accrued liabilities	10,734	(3,096)	11,189
Due to related parties	4,763	(2,645)	4,984

Net Cash (Used In) Operating Activities	(565)	(51,209)	(74,885)
Cash Flows From Financing Activities
Proceeds from related party advances		-	1,489
Proceeds from sale of common stock	-	74,401	74,402
Repayment of related party loans	-	(21,690)	(21,690)
Proceeds from related party loans	-	-	21,690

Net Cash Provided By Financing Activities	-	52,711	75,891

Increase (Decrease) in Cash	(565)	1,502	1,006

Cash - Beginning of Period	1,571	69	-

Cash - End of Period	1,006	1,571	1,006

Non-Cash Financing Activities
Stock issued in payment of consulting and other expenses	-	-	273,469
Stock issued in payment of advances	-	-	1,489
Stock issued in payment of mining claims	-	-	42

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of these Financial Statements)

Aberdene Mines Limited
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
(expressed in U.S. dollars)

	Common Stock		Additional Paid-In Capital $	Deficit Accumulated During Exploration Stage $	Total Stockholders' Equity (Deficit) $
	# of Shares	Amount $

Balance - January 21, 2000 (Date of Inception)	-	-	-	-	-

Issuance of stock for services and payment of advances for $.055 per share	30,000,000	300	274,700	-	275,000

Net loss for period	-	-	-	(290,820)	(290,820)

Balance - June 30, 2000	30,000,000	300	274,700	(290,820)	(15,820)

Net loss for the year	-	-	-	(11,766)	(11,766)

Balance - June 30, 2001	30,000,000	300	274,700	(302,586)	(27,586)

Sale of common stock for cash at $0.10 per share	4,464,090	45	74,356	-	74,401

Net loss for the year	-	-	-	(43,817)	(43,817)

Balance - June 30, 2002	34,464,090	345	349,056	(346,403)	2,998

Net loss for the year	-	-	-	(17,713)	(17,713)

Balance - June 30, 2003	34,464,090	345	349,056	(364,116)	(14,715)

(The Accompanying Notes are an Integral Part of these Financial Statements)

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

  At June 30, 2003, the Company had a working capital deficit of $14,757 and an accumulated deficit of $364,116. The Company expects to fund itself in the next twelve months by sales of shares.

  The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission which has been declared effective.

  Summary of Significant Accounting Principles

  a)   Year End

  The Company's year end is June 30.

  b)   Basis of Accounting

  These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars.

  c)   Use of Estimates

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

  d)   Cash and Cash Equivalents

  The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

  Summary of Significant Accounting Principles (continued)

  e)   Long-Lived Assets

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

  f)   Foreign Currency Transactions/Balances

  The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

  g)   Exploration and Development Costs

  The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. Payments related to the acquisition of the land and mineral rights are capitalized as incurred.

  h)   Basic and Diluted Net Income (Loss) Per Share

  The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

  i)   Financial Instruments

  The carrying value of cash, accounts payable, accrued liabilities, and advances from related party approximate fair value due to the relatively short maturity of these instruments.

  j)   Concentration of Risk

  The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is an uninsured business checking account maintained in U.S. dollars, which totalled $1,006 on June 30, 2003. At June 30, 2003 the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

  Summary of Significant Accounting Principles (continued)

  k)   Comprehensive Loss

  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2003 and 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

  l)   Recent Accounting Pronouncements

  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation.

  In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position was not material.

  FASB has also issued SFAS No. 145, 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

  m)   Reclassifications

  Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

  Mineral Properties

  In January 2000, the Company, through its President and a member of the board of directors, acquired 100% of the rights, titles and interests in six mining claims in the Casino-Red Cap property, Columbia River Valley, British Columbia. Payment of $42 was required to record the six mining claims. These amounts were paid by the shareholders and repaid by the Company in the form of stock. The claims were originally purchased by the President; however, title to the claims has been conveyed to the Company via an unrecorded deed.

  Related Party Transactions/Balances

  a)   The Company occupies office space provided by the Company's President. Rent expense of $911 and $1,953 has been charged to operations for the years ending June 30, 2003 and 2002, respectively.

  b)   The amount due to the President of the Company is non-interest bearing, unsecured and due on demand.

  Common Stock

  a)   During the year the Company's Board of Directors approved a five for one split of common shares. The Company would issue five additional common shares for each one common share outstanding effective as of the record date of November 18, 2002. All per share amounts have been retroactively adjusted to reflect the stock split.

  b)   During the year ended June 30, 2002, the Company issued a total of 4,464,090 shares of common stock at $0.017 per share for total proceeds of $74,401 in an initial public offering.

  Income Taxes

  The Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating loss carry forwards. Potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating loss carry forwards in future years.

  The Company has net operating loss carry forwards of $90,000 to offset future years taxable income expiring in fiscal 2015 through 2018.

  The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2003 $	2002 $

Net Operating Losses	17,713	43,817
Statutory Tax Rate	34%	34%
Effective Tax Rate	-	-
Deferred Tax Asset	6,022	14,898
Valuation Allowance	(6,022)	(14,898)
Net Deferred Tax Asset	-	-

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

  Income Taxes (continued)

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable could change materially in the near term based on future taxable income during the carryforward period.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 7, 2002, the accounting firm of Williams & Webster, P.S. was dismissed by our Board of Directors as our independent auditors. During the two most recent fiscal years and subsequent interim period, there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope of procedure between us and Williams & Webster. Williams & Webster, P.S. were dismissed because we determined that it was in the Company's best interest to have its auditor located in Vancouver, British Columbia where our corporate headquarters are located.

The report of Williams & Webster, P.S. on our financial statements as of and for the years ended June 30, 2002 and 2001 did not contain an adverse, qualified or disclaimer of opinion. However, the report did contain an explanatory paragraph wherein Williams & Webster expressed substantial doubt about our ability to continue as a going concern.

We requested Williams & Webster to furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made by us in response to Item 4 of our Form 8-K filed with the SEC, and, if not, stating the respects in which Williams & Webster did not agree. The Registrant delivered a copy of its Form 8-K to Williams & Webster on October 18, 2002, via facsimile. On October 29, 2002, Williams & Webster replied and letter agreed with the statements contained therein was filed as Exhibit 16.1 to our Form 8-K/A-1 filed with the SEC on November 5, 2002.

At our board meeting on October 7, 2002, our Board of Directors engaged Manning Elliott, Chartered Accountants, 11th Floor, 1050 West Pender Street, Vancouver, British Columbia, Canada V6E 3S7, as our independent auditor for our fiscal year ending June 30, 2003. Manning Elliott accepted such appointment on October 11, 2002. Prior to their appointment, we did not consult with Manning Elliott on any matters related to accounting or the type of opinion they may issue or disagreements between the accountants.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended June 30, 2003.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of our company are as follows:

Name	Age	Position(s)
Hugh Grenfal, Jr.	33	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors
Andrei Stytsenko	32	Secretary and a member of the Board of Directors

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

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our officers and directors. None of directors are deemed independent. All directors also hold positions as our officers. A copy of our audit committee charter is filed as an exhibit to this report. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to this report. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfulling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report.

ITEM 10.   EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Hugh Grenfal, Jr. President, CEO, Treasurer, CFO & Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Andrei Stytsenko Secretary & Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

[1]   All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2003

Long-Term Incentive Plan Awards

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

We do not expect to pay any salaries to any of our officers until such time as we generate sufficient revenues to do so. We do not anticipate paying any salaries to our officers until fiscal 2003. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of August 22, 2003, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

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

We lease our office space from Callinan Mines Ltd. on a month to month basis and our monthly rental is determined by usage. Hugh Grenfal, our President is a former director of Callinan Mines Ltd. During the fiscal year ending June 30, 2003, we paid $911 for rent.

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
3.1 3.2 4.1 10.1 10.2 10.3 10.4 10.5 10.6 10.7 99.1

Articles of Incorporation.
Bylaws.
Specimen Stock Certificate.
Casino 1 Claim.
Casino 2 Claim.
Casino 3 Claim.
Casino 4 Claim.
Casino 5 Claim.
Casino 6 Claim.
Statement of Trustee.
Subscription Agreement.

The following exhibits are filed with this report:

14.1	Code of Ethics
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003 - $6,540.50 Williams & Webster, P.S.
2002 - $7,567.50 Williams & Webster, P.S.

2003 - $3,000.00 Manning Elliott
2002 - $-0- Manning Elliott

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2003 - $nil - Williams & Webster, P.S.
2002 - $nil - Williams & Webster, P.S.

2003 - $nil - Manning Elliott
2002 - $nil - Manning Elliott

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003 - $nil - Williams & Webster, P.S.
2002 - $nil - Williams & Webster, P.S.

2003 - $nil - Manning Elliott
2002 - $nil - Manning Elliott

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2003 - $nil - Williams & Webster, P.S.
2002 - $nil - Williams & Webster, P.S.

2003 - $nil - Manning Elliott
2002 - $nil - Manning Elliott

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of August, 2003.

ABERDENE MINES LIMITED (Registrant)

BY:	/s/ Hugh Grenfal Hugh Grenfal, Jr., President, Chief Executive Officer, Treasurer, Chief Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Hugh Grenfal Hugh Grenfal, Jr.	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors	08/25/2003
/s/ Andrei Stytsenko Andrei Stytsenko	Secretary and a member of the Board of Directors	08/25/2003