Form 10KSB/A
period 2003-06-30
ABERDENE MINES LTD
filed 2003-09-17
CIK 1112706

==================================================================================

FORM 10-KSB/A-1
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

The price of an ounce of gold is $375. In the past, the price of gold has been as high as $800 per ounce. In order to maintain operations, we will have to sell our gold for more than it costs us to mine it. The lower the price the more difficult it is to do this. If we can't make a profit we will have cease operations until the price of gold increases or cease operations all together. Because the cost to mine the gold is fixed, the lower the market.

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

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

An extremely limited market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. On March 25, 2002, our securities began trading on the over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "ABRM." As trading is thin and sporadic, a shareholder may therefore be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. On August 7th, 2003 the bid price was $0.37 and the offer price was $0.67 and a last-trade price of $0.67 on June 11, 2003. The following sets forth a summary of trading prices from March 25, 2002 through June 30, 2003.

The shares were split 6:1 effective November 25, 2002, and the figures following are adjusted for that split.

Quarter ended

	High Bid	Low Bid
2002
March 31 June 30 September 30 December 31	0.168 0.417 0.50 1.01	0.042 0.042 0.258 0.458
2003
March 31 June 30	1.01 0.73	0.55 0.58

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

SEC Rule 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

We have not had revenues from inception. There may be insufficient capital to fully explore and develop our property. Our Company has no long-term debt.

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

(1)   Functional currency and treatment of foreign currency translation. Due to the majority of the Company's financial operations being based in the United States, the US Dollar is both the functional and the reporting currency, although the Company's main asset (a mineral property) is in Canada. Books and records and bank accounts are maintained in US Dollars. Monetary and liabilities denominated in Canadian Dollars are translated into US dollars at the exchange rate in effect at the balance sheet date. Income and expense items are translated at the exchange rate prevailing when the transaction occurred.

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

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Hugh Grenfal, Jr. President, CEO, Treasurer, CFO & Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Andrei Stytsenko Secretary & Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Hugh Grenfal, Jr.	15,000,000	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors	43.52%
Andrei Stytsenko	15,000,000	Secretary and a member of the Board of Directors	43.52%
All officer and Directors as a Group (2 Persons)	30,000,000		87.04%

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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On November 18, 2002, our board of directors approved a five-for-one split of common shares. For example, a shareholder owning 100 shares on November 18, 2002 would have received 400 new shares, to give him or her a total of 500.

In January 2000, we issued a total of 5,000,000 shares of restricted common stock (30,000,000 post-split) to Hugh Grenfal and Andrei Stytsenko, officers and directors of our company. This was accounted for as a compensation expense of $273,469 and advances and reimbursement expenses and mining claims of $1,531.

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

Reports on Form 8-K

No Form 8-Ks have been filed during the fourth quarter.

Exhibits

The following exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-35586 on April 26, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 4.1 10.1 10.2 10.3 10.4 10.5 10.6 10.7 99.1

Articles of Incorporation.
Bylaws.
Specimen Stock Certificate.
Casino 1 Claim.
Casino 2 Claim.
Casino 3 Claim.
Casino 4 Claim.
Casino 5 Claim.
Casino 6 Claim.
Statement of Trustee.
Subscription Agreement.

The following exhibits are filed with this report:

14.1*	Code of Ethics
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1*	Audit Committee Charter
99.2*	Disclosure Committee Charter

*    Previously filed.

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

2003 - $-0- Williams & Webster, P.S.
2002 - $2,407.50 Williams & Webster, P.S.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of September, 2003.

ABERDENE MINES LIMITED (Registrant)

BY:	/s/ Hugh Grenfal, Jr. Hugh Grenfal, Jr., President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Hugh Grenfal, Jr. Hugh Grenfal, Jr.	President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors	09/17/2003
/s/ Andrei Stytsenko Andrei Stytsenko	Secretary and a member of the Board of Directors	09/17/2003