Form 10QSB
period 2003-09-30
ABERDENE MINES LTD
filed 2003-11-14
CIK 1112706

QUARTERLY REPORT ON FORM 10QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2003

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT
OF 1934

     For the Quarterly Period Ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                    Commission File Number:  333-35586


                             ABERDENE MINES LIMITED
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                        Nevada                       88-0454792
           -------------------------------       ----------------------
           (State or other jurisdiction of       (IRS Employer
           incorporation or organization)        Identification Number)


                     1040 West Georgia Street, suite 1160
	               Vancouver, BC Canada V6E 4H1
                  -------------------------------------------
                   (Address of principal executive offices)

                  Issuer's telephone number:  604-605-0885



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes [X]  No [ ]

As of November 12, 2003 the Company had 34,464,090 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.








PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements



Aberdene Mines Limited
(An Exploration Stage Company)

Balance Sheets
(expressed in U.S. dollars)


				September 30,2003		June 30,2003
					$			      $
				    (unaudited)			(unaudited)
ASSETS

Current Assets

Cash					364			1,006
Deposits				411			  411

Total Current Assets			775			1,417

Mineral Properties (Note 3)		 42			   42

Total Assets				817			1,459

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current Liabilities

Accounts payable			 2,649			3,101
Accrued liabilities			 8,688			8,088
Advances from related
party (Note 4(b))			 4,985			4,985

Total Liabilities			16,322		       16,174

Contingency (Note 1)


Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares
authorized with a par value of
$0.00001; 34,464,090 shares
issued and outstanding			  345		  	    345

Additional Paid-in Capital	       349,056		        349,056

					349,401			349,401

Deficit Accumulated During
the Exploration Stage		      (364,906)		      (364,116)

Total Stockholders' Equity (Deficit)	15,505		       (14,715)

Total Liabilities and
Stockholders' Equity			   817			 1,459






Aberdene Mines Limited
(An Exploration Stage Company)

Statements of Operations
(expressed in U.S. dollars)
(unaudited)


				     Accumulated from
				     January 21, 2000
				     (Date of Inception)	Three Months Ended
				     to September 30,		September 30,
					2003			2003		2002
					 $			$		  $

Revenue


Expenses

Consulting			        273,469
General and administration	         14,406			 17		  166
Mining exploration		          3,543					3,210
Professional fees		         61,903			748		5,010
Rent					  4,780
Transfer agent and filing fees		  2,356			 25
50
Travel					  4,449


					364,906			790		8,436

Net Loss for the Period			(364,906)	       (790)
(8,436)


Net Loss Per Share  Basic


Weighted Average Shares Outstanding			    5,744,000
5,744,000


(Diluted loss per share has not been presented as the result is anti-dilutive)




Aberdene Mines Limited
(An Exploration Stage Company)

Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


						Three Months Ended
						September 30,
						2003		2002
						$		$
Cash Flows To Operating Activities

Net loss					(4,291)		(8,436)

Changes in non-cash working capital items

Increase in accounts payable and
accrued liabilities				   149		6,445
Increase in deposits				    		1,651

Net Cash Used In Operating Activities		(4,142)		(340)

Cash Flows From Financing Activities

Advances from (to) related party		3,500		(222)

Net Cash Provided By Financing Activities	3,500		(222)

Net Decrease in Cash				(642)		(562)

Cash  Beginning of Period			1,006		1,571

Cash  End of Period				  364		1,009

Non-Cash Financing Activities

Supplemental Disclosures

Interest paid
Income taxes paid



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

At September 30, 2003, the Company had a working capital deficit of $15,547. A minimum of $3,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $27,547 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares, or loans from shareholders or Directors.

The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which was declared effective and was completed.


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

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

2.	Summary of Significant Accounting Principles (continued)

e)	Long-Lived Assets

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

h)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

i)	Financial Instruments

The carrying value of cash, accounts payable, accrued liabilities, and advances from related party approximate fair value due to the relatively short maturity of these instruments.

j)	Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is an uninsured business checking account maintained in U.S. dollars, which totalled $364 on September 30, 2003. At September 30, 2003 the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities.

2.	Summary of Significant Accounting Principles (continued)

k)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2003 and 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation.

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


m)	Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

2.	Summary of Significant Accounting Principles (continued)

n)	Interim Financial Statements

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 involve known and unknown risks,uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


Overview:

The Company was incorporated in the State of Nevada on January 21, 2000. In January 2000 the Company purchased six mineral claims, situated in the Casino-Red Cap property, Columbia River Valley in the Province of British Columbia, Canada. The Company's principal business plan is to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims. The Company's current efforts are focused on maintaining the corporate entity and securing new financing.

We are currently in Phase One of our proposed exploration program.

A program consisting of soil and rock sampling as well as geological mapping was completed during early July 2002. The geological mapping and rock sampling was carried out between July 4 through July 10 and the soil sampling was carried out on July 16, 2002.

Geological mapping at a scale of 1:100 was completed over an area immediately surrounding the main quartz veins. A total of 62 soil samples, taken at 25m (82 ft) intervals along the control 1,850m (6,068 ft) of flagged control grid, and 9 rock samples were also collected. All rock and soil samples were analyzed at Min-En Laboratory in Vancouver.

The soil samples have identified a gold/arsenic ( lead, zinc & silver) soil anomaly. The anomaly strikes approximately 40o and has a discontinuous strike length of 120m (390 ft).

It is evident that all of the quartz veins and gold mineralization is restricted to the sediments of the Elise Formation near the contact with the quartz-monzonite of the Rossland Group. Geological mapping and soil sampling were not successful in locating the faulted off continuation of the vein(s) that had been exploited.

The economic target within the Casino - Red Cap Project is not large enough, at current gold prices, to warrant further exploration work at this time.
A substantial increase in gold prices would have to occur. Management is examining the markets for lead, zinc and silver (elements that were found during assaying of soil samples) to determine if an exploration program seeking those elements is warranted.

Other than the foregoing we have not conducted any exploration on our property.

Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations.


Plan of Operation

In our last audit, that for the period ended June 30, 2003, the auditor issued a 'going concern' opinion; this means that there is doubt that we can continue as an ongoing business for the next twelve months.

The Company is constrained for cash and so in the next twelve months, the Company does not expect any significant changes in the number of employees and does not expect the purchase or sale of plant or significant equipment. We also have no plan for research and development for any property or product other than our Casino claims. See below for development information on the Casino claims.

At September 30, 2003, the Company had a working capital deficit of $15,547. A minimum of $3,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $27,547 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares, or loans from shareholders or Directors.


Dependence Upon External Financing: The ability of the Company to continue to grow and expand its business is highly dependent upon the ability of the Company to continue to raise external financing, from the sale of equity and/or the incurrence of debt. If the Company were unable to obtain debt and/or equity financing upon terms that were sufficiently favorable to the Company, or at all, it would have a materially adverse impact upon the ability of the Company to continue to expand its business and operations, or to implement its business plan as now contemplated by the Company.


Reliance on Key Management: The success of the Company is highly dependent upon the continued services of Hugh Grenfal, Hugh Grenfal (President, Treasurer, Principal Accounting Officer and a member of the Board of Directors) who is the primary person responsible for building the Company's mineral ventures and securing financing. If he were to leave the Company,it could have a materially adverse effect upon the business and operations of the Company.



ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal quarter. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.


                       PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None


                               SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   ABERDENE MINES LIMITED.
                                                   ---------------
                                                     (Registrant)



Date:  NOVEMBER 12, 2003                      By:  _________________________
                                                   Hugh Grenfal
                                                   President, Treasurer,
Principal
						   Accounting Officer and a member
						   of the Board Of Directors
INDEX TO EXHIBITS


Exhibit
Number     Description of Document
------     -----------------------

 31        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002

 32        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002