Form 10QSB
period 2003-12-31
ABERDENE MINES LTD
filed 2004-01-30
CIK 1112706

QUARTERLY REPORT ON FORM 10QSB FOR THE QUARTER ENDED DECEMBER 31, 2003

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT
OF 1934

     For the Quarterly Period Ended DECEMBER 31, 2003

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

As of January 22, 2004 the Company had 79,267,407 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.










PART I.   FINANCIAL INFORMATION


     Item 1.  Financial Statements

These statements are prepared by management, who are repsonsible for them. They are unaudited. The notes are an integal part of these statements.




Aberdene Mines Limited
(An Exploration Stage Company)

                                           Balance Sheets
(expressed in U.S. dollars)



				December 31,2003             June 30,2003
					$			   $
				    (unaudited)			(uaudited)
ASSETS

Current Assets

  Cash					 323			 1,006
  Deposits and prepaid expenses          411			   411

Total Current Assets			 734			 1,417

Mineral Properties (Note 3)		  42			    42

Total Assets		          	 776			 1,459
______________________________________________________________________


LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current Liabilities

  Accounts payable			2,501			 3,101
  Accounts payable, related party      14,335			 8,088
  A/P Third Party 			4,338			 4,985

Total Liabilities		       18,324			16,174
______________________________________________________________________

Contingency (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares
authorized with a par value of
$0.00001; 79,267,407 shares
issued and outstanding	   		  793		  	   793

Additional Paid-in Capital	      348,608                  348,608

Deficit Accumulated During
the Exploration Stage		     (366,949)		      (364,116)

Total Stockholders' Equity (Deficit)  (17,548)  	       (14,715)
_______________________________________________________________________

Total Liabilities and
Stockholders' Equity			  776			1,459



The accompanying notes are an integral part of the financial statements




Aberdene Mines Limited
(An Exploration Stage Company)

                                   Statements of Operations
(expressed in U.S. dollars)
(unaudited)


				  Accumulated from
				  January 21, 2000
			        (Date of Inception) Six Months Ended Three Months Ended
			           to December 31,    December 31      December 31
					2003          2003    2002     2003    2002
				     $		     $	     $        $       $
Revenue				          -             -       -	 -       -
______________________________________________________________________________

Expenses

  Consulting		              273,469           -       -        -       -
  Rent				        4,780		-       -        -       -
  Professional fees		       63,905       2,750    7,860     2,002   2,850
  General and administration	       14,422	       33      234        16      68
  Mining exploration		        3,543           -    3,406         -     196
  Transfer agent and filing fees	2,381	       50      230        25     180
  Travel				4,449		-        -         -       -
Total Expenses  		      366,949	    2,833   11,370    2,043    3,294
______________________________________________________________________________

Net Loss    			     (366,949)     (2,883) (11,370)  (2,043)  (3,294)

Net Loss Per Share  Basic		 -            -        -        -       -

Weighted Average
     Shares Outstanding 	 79,267,407 79,267,407 79,267,407 79,267,407 79,267,407





The accompanying notes are an integral part of the financial statements





Aberdene Mines Limited
(An Exploration Stage Company)

                                            Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)



                        			Six Months Ended
						  December 31,
						  2003	    2002
						 $	   $
CASH FLOWS FROM OPERATING ACTING ACTIVITIES

 Net loss					(2,833)  (11,730)

 Changes in operating assets and liabilities
    deposits                   			    -      1,651
  Accounts payable                              (2,190)    7,693
  Accrued liabilities	                        (6,288)      600
  Advances from related party		        10,628       378
___________________________________________________________________

Net Cash Used In Operating Activities		  (683)   (1,408)

Cash flows to investing activities		     -        -
Cash flows from investing activities		     -        -


Change in cash and cash equivalents		  (683)	  (1,408)
___________________________________________________________________


Cash, beginning of period   			  1,006    1,571

Cash, end of period				    323      163

Non-cash Financing Activities                        -        -
___________________________________________________________________

Supplemental disclosures:
   Interest paid
   Income taxes paid




The accompanying notes are an integral part of the financial statements




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

At December 31, 2003, the Company had a working capital deficit of $17,590. A minimum of $3,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $29,590 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares, or loans from shareholders or Directors.

The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which was declared effective.


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

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is an uninsured business checking account maintained in U.S. dollars, which totalled $323 on December 31, 2003. At December 31, 2003 the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities.


k)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2003 and 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

a)	The Company occupies office space provided by Mr. Grenfal, its
President, in his capacity as vice president and director of Callinan Mines Limited. Monthly rental is determined by usage. While Mr. Grenfal is no longer affiliated with Callinan Mines, the Company expects that the office rental arrangement will continue for at least the next year. While the company still occupies space at Callinan it has not been charged for any rent for the six months ended December 31, 2003 and 2002.

b)	The amount due to the President of the Company is non-interest bearing, unsecured and due on demand.

5.	Subsequent Event

On January 6, 2004 the Company issued 1.3 additional shares fore one common share outstanding effective as of the record date of January 5, 2004. All per share amounts have been retroactively adjusted to reflect the stock split.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that includethe words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2003 involve known and unknown risks,uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


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

At December 31, 2003, the Company had a working capital deficit of $17,590.
A minimum of $3,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $29,590 to cover both new expenses and the current working capital deficit. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares, or loans from shareholders or Directors.


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


Item 5.  OTHER INFORMATION

An Event subsequent to the subject quarter: On December 24, 2003 Aberdene Mines Ltd. announced a 1.3 for 1 stock dividend to shareholders of record January 5th, 2004. That is, a shareholder of 1000 shares showing on the records of the transfer agent (or in a broker's office where the shares are held in a recognized securities depository) on January 5th would receive a stock dividend of 1,300 and have a total of 2,300 shares on January 6th, 2004.




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


                                                   ABERDENE MINES LIMITED.
                                                   ---------------
                                                     (Registrant)



Date:  January 29, 2004                            By:


						/s/
					      _________________________

	                                      Hugh Grenfal
                                              President, Treasurer,Principal
				              Accounting Officer and a member
					      of the Board Of Directors
INDEX TO EXHIBITS


Exhibit
Number     Description of Document
------     -----------------------

 31        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002

 32        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002