Form 10QSB/A
period 2003-12-31
ABERDENE MINES LTD
filed 2004-02-04
CIK 1112706

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






NOTE: This is an amended 10QSB. The previous version inadvertently had formatting that was not aesthetically pleasing. Also, as a result of professional advice, minor changes have been made by management to the financial statements. Management has relied in part on the work of Reg Handford, who asserts that the changes are of a minor nature. He regrets any inconvenience.




PART I.   FINANCIAL INFORMATION


     Item 1.  Financial Statements

These statements are prepared by management, who are responsible for them. They are unaudited. The notes are an integral part of these statements.




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
______________________________________________________________________


LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current Liabilities

  Accounts payable                      911                    3,101
  Accrued liabilities                 1,800                    8,088
  Advances from related party
        Note 4(b)                    15,613                    4,985

Total Liabilities                    18,324                   16,174
______________________________________________________________________

Contingency (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares
authorized with a par value of
$0.00001; 79,267,407 shares
issued and outstanding                  793                       793

Additional Paid-in Capital          348,608                   348,608

Deficit Accumulated During
the Exploration Stage              (366,949)                 (364,116)

Total Stockholders' Equity (Deficit)(17,548)                  (14,715)
_______________________________________________________________________

Total Liabilities and
Stockholders' Equity                    776                    1,459



The accompanying notes are an integral part of the financial statements




Aberdene Mines Limited
(An Exploration Stage Company)

                                   STATEMENTS OF OPERATIONS
(expressed in U.S. dollars)
(unaudited)


                          Accumulated from
                          January 21, 2000
                        (Date of Inception) Six Months Ended Three Months Ended
                           to December 31,    December 31      December 31
                                2003          2003    2002     2003    2002
                             $                $       $        $       $
Revenue                              -          -       -       -        -
______________________________________________________________________________

Expenses

  Consulting                    273,469         -       -        -       -
  Rent                            4,780         -       -        -       -
  Professional fees              63,905       2,750   7,860    2,002   2,850
  General and administration     14,422          33     234       16      68
  Mining exploration              3,543         -     3,406      -       196
  Transfer agent and filing fees  2,381          50     230       25     180
  Travel                          4,449         -      -         -       -
Total Expenses                  366,949       2,833  11,370    2,043   3,294
______________________________________________________________________________

Net Loss                       (366,949)     (2,833)(11,370)  (2,043) (3,294)

Net Loss Per Share  Basic                       -      -         -       -

Weighted Average
     Shares Outstanding            79,267,000 79,267,000 79,267,000 79,267,000





The accompanying notes are an integral part of the financial statements





Aberdene Mines Limited
(An Exploration Stage Company)

                                       STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(unaudited)



                                          Six Months Ended
                                            December 31,
                                          2003        2002
                                          $           $
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                (2,833)    (11,730)

 Changes in operating assets and liabilities
    deposits                                  -       1,651
  Accounts payable                       (2,190)      7,693
  Accrued liabilities                    (6,288)        600
  Advances from related party            10,628         378
___________________________________________________________________

Net Cash Used In Operating Activities      (683)     (1,408)

Cash flows to investing activities            -           -
Cash flows from investing activities          -           -

Change in cash and cash equivalents        (683)     (1,408)
___________________________________________________________________


Cash, beginning of period                 1,006       1,571

Cash, end of period                         323         163

Non-cash Financing Activities                 -           -
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

5.      Subsequent Events

On January 6, 2004 the Company issued 1.3 additional shares fore one common share outstanding effective as of the record date of January 5, 2004. All per share amounts have been retroactively adjusted to reflect the stock split.

On January 27, 2004 the Company announced a management change and the cancellation of 44,000,000 shares. These shares will be returned to treasury for cancellation.

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


Reliance on Key Management: The success of the Company has been highly dependent upon the continued services of Hugh Grenfal, (President, Treasurer, Principal Accounting Officer and a member of the Board of Directors) who was the primary person responsible for building the Company's mineral ventures and securing financing. Shareholders and investors must be similarly cognizant of their reliance on leadership qualities and services of the new board of directors. If they were to leave the Company, that could have a materially adverse effect upon the business and operations of the Company.



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

On January 27, 2004 the Company announced a management change and the cancellation of 44,000,000 shares. These shares will be returned to treasury for cancellation.


                       PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None during the quarter.


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