Form 10QSB
period 2004-03-31
ABERDENE MINES LTD
filed 2004-05-17
CIK 1112706

=========================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 000-33189

ABERDENE MINES LIMITED
 (Exact name of registrant as specified in its charter)

NEVADA	88-0454792
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 Convention Center Drive
Suite 700
Las Vegas, Nevada 89109
(Address of principal corporate and executive offices)

(702) 873-3488
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [ ] NO [X]

=========================================================================

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Aberdene Mines Limited
(An Exploration Stage Company)
March 31, 2004

Aberdene Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	March 31,	June 30,
	2004	2003
	$	$
	(unaudited)	(audited)

ASSETS

Current Assets

Cash	380,827	1,006
Prepaid expenses and deposits	104,320	411

Total Current Assets	485,147	1,417

Mineral properties	-	42

Total Assets	485,147	1,459

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable (Note 3)	13,543	3,101
Accrued liabilities	5,082	8,088
Due to related party (Note 3)	15,613	4,985

Total Liabilities	34,238	16,174

Contingency (Note 1)

Stockholders' Equity (Deficit)

Common Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued: 35,515,216 shares (2003: 79,267,407 shares)	355	793
Additional Paid-in Capital	1,150,322	348,608

Deficit Accumulated During the Development Stage	(699,768)	(364,116)

Total Stockholders' Equity (Deficit)	450,909	(14,715)

Total Liabilities and Stockholders' Equity (Deficit)	485,147	1,459

The accompanying notes are an integral part of these financial statements.

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

Accumulated from January 21, 2000 (Date of Inception) to March 31,	For the Three Months Ended March 31,	For the Nine Months Ended March 31,
	2004	2004	2003	2004	2003
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Consulting	276,481	3,012	-	3,012	-
General and administrative	22,310	7,888	16	7,921	250
Marketing (Note 3)	44,787	44,787	-	44,787	-
Mineral property costs	242,544	239,001	-	239,001	3,406
Professional fees	94,323	30,418	1,565	33,168	9,425
Rent	5,112	332	911	332	911
Transfer agent and filing fees	3,186	805	-	855	230
Travel	11,025	6,576	-	6,576	-

Total Expenses	699,768	332,819	2,492	335,652	14,222

Net Loss for the Period	(699,768)	(332,819)	(2,492)	(335,652)	(14,222)

Net Loss Per Share - Basic		(0.01)	(0.00)	(0.01)	(0.00)

Weighted Average Shares Outstanding		49,934,000	79,267,000	69,490,000	79,267,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

The accompanying notes are an integral part of these financial statements.

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

For the Nine Months Ended March 31,
	2004	2003
	$	$
Cash Flows To Operating Activities

Net loss for the period	(335,652)	(14,222)

Adjustments to reconcile net loss to net cash used by operating activities
Accrued interest on convertible debenture	1,620	-
Write off of mineral property costs	42	-

Changes in operating assets and liabilities
Increase in prepaid expenses and deposits	(103,909)	1,651
Increase in accounts payable and accrued liabilities	7,436	9,805
Increase in due to related party	10,628	1,343

Net Cash Used by Operating Activities	(419,835)	(1,423)

Net Cash Provided by Investing Activities	-	-

Cash Flows From Financing Activities

Proceeds from issuance of convertible debentures	799,656	-

Net Cash Provided by Financing Activities	799,656	-

Change in Cash	379,821	(1,423)

Cash - Beginning of Period	1,006	1,571

Cash - End of Period	380,827	148

Non-Cash Financing Activities:
Conversion of debentures into common shares	801,275	-

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

1.	Exploration Stage Company

Aberdene Mines Limited (the "Company") was incorporated in the State of Nevada, U.S.A. on January 21, 2000. In January 2000, the Company purchased six mineral claims, situated in the Casino-Red Cap property, Columbia River Valley in the Province of British Columbia, Canada. The Company's principal business plan is to acquire, explore and develop mineral properties and ultimately seek earnings by exploiting the mineral claims. Refer to Notes 4 and 6.

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. The Company has raised additional capital during the period through the issue of convertible debentures, as described in Note 5. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which was declared effective.
2.	Summary of Significant Accounting Policies
a) Year End
The Company's year-end is June 30.
b) Use of Estimates

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
c) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.
d) Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
e) Foreign Currency Translation

The Company's functional currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.
f) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.
g) Financial Instruments

Financial instruments which include cash, prepaid expenses and deposits, accounts payable, accrued liabilities and due to related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada and the United States and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.
h) Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.
i) Mineral Property Costs

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.
j) Interim Financial Statements

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

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

3.		Related Party Transactions/Balances
	a)	At March 31, 2004, the Company was indebted to the former President of the Company for $15,613, which is non-interest bearing, unsecured and has no repayment terms.
	b)	During the nine month period ended March 31, 2004, the Company paid consulting fees of $3,012 to a director.
	c)	Included in accounts payable is $2,076 owing to a company controlled by the President of the Company for marketing services rendered.
4.		Mineral Properties
a)

In January 2000, the Company acquired 100% of the rights, titles and interests in six mining claims, located in the Casino-Red Cap property, British Columbia, Canada, from its President and a director. Payment of $42 was required to record the six mining claims. These amounts were paid by the shareholders and repaid by the Company in the form of common stock. The President originally purchased the claims; however, title to the claims has been conveyed to the Company via an unrecorded deed.

b)

The Company entered into a Letter of Intent ("LOI") dated January 29, 2004 to acquire a 100% interest in the Gold Hill Project located in the Gold Hill Mining District, Colorado. The Company paid $60,000 upon signing the LOI and a further $50,000 to extend the deadline to sign an option agreement. This LOI was replaced by another LOI dated April 16, 2004 under which the Company can acquire 75% of the Optionor's interest in the property, which is currently 50%. The Optionor has undertaken to acquire the remaining 50% interest in the property by conversion to a 5% net smelter return royalty. Under the terms of the agreement, the Company must make a cash payment of $10,000 upon the execution of the agreement, and a further $100,000 by the first anniversary of the agreement. The Company must also issue 300,000 shares in various stages as follows: 100,000 shares within 30 days of execution of the agreement, and 200,000 shares by the first anniversary of the agreement. The Company must incur expenditures of not less than $1,500,000 in various stages as follow: $750,000 by the first anniversary of this agreement, and an additional $750,000 by the second anniversary of this agreement.

c)

The Company entered into a Letter of Intent ("LOI") dated February 18, 2004 to acquire a 75% interest in the Tuscarora Gold Project located in Elko County, Nevada. The Company paid $60,000 upon signing the LOI and a further $30,000 to extend the deadline to sign an option agreement. This LOI was replaced by an option agreement dated April 8, 2004 under which the Company can acquire 75% of the Optionor's interest in the property. Under the terms of the agreement, the Company must make a cash payment of $25,000 upon the execution of the agreement and issue 300,000 shares in various stages as follows: 100,000 shares within 5 business days of the acquisition by the Optionor of certain claims subject to this agreement, and 200,000 shares on the first anniversary of the agreement. The Company must also incur expenditures of not less than $3,000,000 in various stages as follow: $750,000 by the first anniversary of this agreement, an additional $1,000,000 by the second anniversary of this agreement, and an additional $1,250,000 by the third anniversary of this agreement. The property is subject to a 3% net smelter return royalty.

d)

On March 18, 2004, the Company was granted an option to acquire a 100% interest, subject to a 2% net smelter royalty, in the New York Canyon Copper Project located in Mineral County, Nevada. Under the terms of the agreement, the Company must make cash payments totalling $460,000 (or share issuances at the election of the Optionor) in various stages as follows: $30,000 upon execution of the agreement (paid), $60,000 (or 100,000 shares) on the first anniversary of the agreement; $120,000 (or 200,000 shares) on the second anniversary; and $250,000 (or 300,000 shares) on the third anniversary. The Company must also issue 1,000,000 shares in various stages as follows: 250,000 shares upon execution of the agreement, 250,000 shares on the first anniversary of the agreement; 250,000 shares on the second anniversary; and 250,000 shares on the third anniversary. The Company must incur expenditures of not less than $2,250,000 in various stages as follow: $500,000 by December 31, 2004, an additional $750,000 by December 31, 2005, and an additional $1,000,000 by December 31, 2006.

5.		Common Stock
a)

On January 6, 2004, the Company issued 1.3 additional shares for each common share outstanding effective as of the record date of January 5, 2004. All per share amounts have been retroactively adjusted to reflect the stock dividend.

	b)	On January 27, 2004, the Company announced a management change and the cancellation of 44,000,000 shares. These shares will be returned to treasury for cancellation.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

5.		Common Stock (continued)
c)

During the period ended March 31, 2004, the Company received proceeds of $799,656 from the issue of convertible debentures. On March 31, 2004, the holders of the convertible debentures converted their debentures totalling $801,276, including accrued interest of $1,620, into 247,809 units. Each unit consists of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $4.00 per share. The exercise period of the warrants is two years from the date of the conversion.

6.	Subsequent Event

The Company entered into an option agreement dated April 15, 2004 under which the Company can acquire 75% of the Optionor's interest in the Cornicopia property located in Elko County, Nevada. Under the terms of the agreement, the Company must make a cash payment of $25,000 upon the execution of the agreement and issue 200,000 shares in various stages as follows: 100,000 shares within 5 business days of the acquisition by the Optionor of certain claims subject to this agreement, and 100,000 shares on the first anniversary of the agreement. The Company must also incur expenditures of not less than $2,000,000 in various stages as follow: $500,000 by the first anniversary of this agreement, an additional $1,000,000 by the second anniversary of this agreement, and an additional $1,500,000 by the third anniversary of this agreement.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This quarterly report contains certain forward-looking statements. Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements." Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, prediction, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements."

The following discussion should be read in conjunction with our historical Financial Statements and contained herein.

Overview

We are engaged in the acquisition and exploration of mining properties.

We an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on our properties and further exploration will be required before a final evaluation as to the economic feasibility is determined. We have never had revenues from our operations.

Current Capital Resources and Liquidity

Our capital resources have been limited. We currently do not generate revenue from our operations, and to date have relied on the sale of equity securities and loans cash required for our operations.

Our Proposed Exploration Program

Casino-Red Cap

In January 2000 we purchased and interest in six mineral claims, situated in the Casino-Red Cap property, Columbia River Valley in the Province of British Columbia, Canada.

An exploration program on the Casino-Red Cap property consisting of soil and rock sampling as well as geological mapping was completed during early July 2002. The geological mapping and rock sampling was carried out between July 4 through July 10 and the soil sampling was carried out on July 16, 2002. It was determined from our operations that further exploration was not warranted.

Slide Mine and Horsefal Projects

On January 29, 2004 we entered into a Letter of Intent ("LOI") to acquire a 75% interest in mineral claims located in the historic Gold Hill Mining District of Boulder County, Colorado, USA (the "Slide Mine and Horsefal Projects"). The Company paid $60,000 upon signing the LOI and a further $50,000 to extend the deadline to sign an option agreement. On April 16, 2004, we replaced the LOI another LOI with Consolidated Global Minerals Ltd. ("Global"). Subject to our satisfactory due diligence on the Slide Mine and Horsefal Projects, Global will grant us an option to earn at 75% undivided interest in Global's interest in the Slide Mine and Horsefal Projects. We have exercised the option and have initiated exploration.

The Slide Mine and Horsefal Projects are located approximately 8 miles west of the city of Boulder, Colorado. The Projects include several past producing mines. The historical known production was from previous producing gold and silver veins on the property, which are known as the Klondike, Slide, Prussian, Twin, Iowa and Horsefal.

We intend to focus our exploration program on re-opening the Corning Tunnel (Slide Mine) and Horsefal Shaft.

There is no defined ore body on the property.

Tuscarora Gold Project

On February 18, 2004, we entered into a Letter of Intent ("LOI") to acquire a 75% interest in a land package located in the historic Tuscarora District in the State of Nevada, in what is known as the Carlin Gold District approximately 52 miles northwest of Elko, Nevada. The land interests consist of approximately 2,920 acres of unpatented lode claims and surface rights known as the "Tuscarora Gold Project". The Company paid $60,000 upon signing the LOI and a further $30,000 to extend the deadline to sign an option agreement. On April 8, 2004, the LOI was replaced with an option agreement with Consolidated Global Minerals Ltd. whereby Global granted us an option to acquire a 75% interest in Global's mining lease and surface use agreement (the "Lease") in respect of the Tuscarora Gold Project. The Company must make a cash payment of $29,000 upon execution of the agreement. We may exercise the option by assuming Global's obligations under the Lease, issuing an aggregate 300,000 shares of our common stock to Global during the first year, and incurring expenditures of at least an aggregate $3,000,000 over a period of three years.

There is no defined ore body on the property.

New York Canyon Copper Project

On March 18, 2004, we entered into an option agreement with Nevada Sunrise LLC to acquire a 100% interest (subject to a 2% Net Smelter Royalty) in the New York Canyon Copper Project in Nevada. We may exercise the option by paying to Nevada Sunrise LLC, an aggregate of $460,000 in cash (or shares of common stock in lieu at the election of the optionor), issuing an aggregate 1,000,000 shares of the Company's common stock to Nevada Sunrise LLC, and incurring expenditures of at least an aggregate $2,250,000, all over a period of three years. $30,000 was paid upon execution of the agreement. We may purchase one percentage point of the NSR by paying the sum of $1,000,000 to Nevada Sunrise LLC.

Nevada Sunrise LLC owns title to two blocks of unpatented mineral claims. The first is centered over the Copper Queen mineral occurrence, and the second is a contiguous block of 20 claims centered over what is known as the Long Shot Ridge and the New York mineral occurrences.

This land position is located in the New York Canyon area, south of the old mining district of Santa Fe in southeastern part of Mineral County, Nevada. The property is located seven miles east of the village of Luning and 32 road miles from the town of Hawthorne.

There is no defined ore body on the property.

Cornucopia Project

On April 15, 2004, Aberdene and Consolidated Global Minerals Ltd. entered into an option agreement whereby Global granted us an option to acquire a 75% interest in certain mining claims located in Elko County, Nevada, known as the Cornucopia Project. The Company must make a cash payment of $25,000 upon the execution of the agreement. We may exercise the option by issuing an aggregate 200,000 shares of the Company's common stock to Global during the first year, and incurring expenditures of at least an aggregate $2,000,000 over a period of three years.

The property covers an area of about 160 acres and consists of eight unpatented, contiguous lode claims. The Carlin-trend is situated in Northeastern Nevada and consists of a 40-mile northwest/southeast line of major gold deposits. The Cornicopia Gold property hosts the northern end of the Carlin-trend mineralization and is located in Elko County, Nevada.

There is no defined ore body on the property.

Plan of Operation

We have requested an exploration budget for the Tuscarora Gold Project and the Cornucopia Project from the operator Consolidated Global Minerals Ltd.. Under the option agreements dated April 8, 2004 and April 15, 2004 with Global, we must spend $750,000 on Tuscarora project and $500,000 on the Cornucopia project by the first anniversary of the agreements. Once the exploration budgets are reviewed and approved by the directors of the Company, exploration programs will be created.

We have also requested exploration budgets for the New York Canyon project from the operator Nevada Sunrise LLC. Under the option agreement dated March 18, 2004, we must spend $500,000 by December 31, 2004. Once this budget is reviewed and approved by the directors of the Company, it will be implemented and a plan of operation will be created.

We estimate the costs of these working programs over the next 12 months as per the option agreements total $1,750,000. Currently we do not have funds available to accomplish the foregoing.

We plan to raise additional cash through the sale of shares of common stock and loans. There is no assurance we will be able to raise sufficient capital to exercise the options or implement the working programs.

Status of Our Exploration Program

Other than executing the option agreements and raising additional capital, we have not begun exploration activities on any of the properties.

Trends

We intend to explore for gold and copper. The price of gold is at $376.00. The price of copper is $1.25 per pound. We expect the price of gold and copper to continue to rise in light of military conflicts in Europe and Asia.

Results of Operations

We have included in this quarterly report financial statements for the nine-month periods ended March 31, 2004.

Nine-month period ended March 31, 2004 compared to nine-month period ended March 31, 2003

We incurred a net loss of $335,652 for the nine-month period ended March 31, 2004, resulting in a loss per share of $(0.01). The loss was attributable to operating expenses of $335,652. This is compared to a net loss of $14,222 for the nine months ending March 31, 2003. The majority of the increase is due to the implementation of the Company's business plan by the new management team. The Company entered into several Letters of Intent and an option agreement to acquire interests in certain mineral properties. Professional fees increased due to the legal documents required to acquire these interests. Marketing costs were incurred to promote the Company and to attract investor interest.

Liquidity and Capital Resources

At March 31, 2004, we had working capital of $450,909 and cash on hand of $380,827 compared with a working capital deficit of $14,757 and cash on hand of $1,006 on June 30, 2003

The increase in working capital between March 31, 2004 and June 30, 2004 was attributable to funds received from the issuance of convertible debentures for $799,656. No revenue was generated during the period.

On March 31, 2004, the three holders of the convertible debentures converted their debentures, which with accrued interest total $801,275, to units. Each unit consists of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock of an exercise price of $4.00 per share. The exercise period of the warrants is two years from the date of conversion.

The funds received from the sale of the debentures are being used for the acquisition of additional resource properties of interest.

Critical accounting policies

We have identified the policy below as critical to our business operations and the understanding of our results of operations. See also the notes to the Financial Statements. Note that our preparation of this quarterly report on Form 10-QSB and the annual report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Mineral Property Costs

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Contractual commitments

We have no contractual commitments.

Recent accounting pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have established and are currently maintaining disclosure controls and procedures for our company. The disclosure controls and procedures have been designed to ensure that material information relating to our Company is made known to them as soon as it is known by others within our Company. Our Chief Executive Officer and Chief Financial Officer conduct an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date our company carried out this evaluation.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

(d) Securities Issued Without Registration

On January 5, 2004, we issued 44,803,317 shares of common stock as a stock dividend to shareholders of record. 1.3 additional shares were issued for each one share outstanding.

On March 31, 2004, the three holders of the convertible debentures converted their debentures, which with accrued interest total $801,275, to units. Each unit consists of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock of an exercise price of $4.00 per share. The exercise period of the warrants is two years from the date of conversion.

In connection with the foregoing, 247,809 restricted shares of common stock were issued by the Company.

ITEM 5. OTHER INFORMATION

In January 2004, Brent Jardine, our president, returned 44,000,000 shares of common stock to treasury.

On March 18, 2004 we appointed Mr. Robert F. Weicker, P. Geo to the Board of Directors. Mr. Weicker will assume the title of Senior Geologist and VP of Exploration. Mr. Weicker has over twenty-five years in the mineral exploration and mining industry, from greenfield exploration to production operations. His early career included serving as a geologist to several Noranda Mines Group companies. Mr. Weicker joined Lac Minerals in 1984, and in 1988, was appointed chief geologist at the Williams mine, the largest gold mine in Canada. In 1989 he assumed the role as chief mining geologist for Equinox Resources Ltd. and was involved with the startup, development and production of the Van Stone zinc mine in Washington; exploration and development of the Rosebud UG gold mine in Nevada; and direct supervision of a polymetallic deposit in British Columbia, resulting in a significant expansion of reserves and the discovery of the Yellow Jacket zinc deposit. Since 1999, Mr. Weicker has developed his own consulting company, with a focus on Asia, Mongolia and Nevada. He is a graduate of the University of Waterloo in Ontario with an honours in earth science, and is a professional geoscientist of the Association of Professional Engineers and Geoscientists of British Columbia.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

On January 15, 2004, the Company announced that it has entered into negotiations to acquire certain mineral properties in the United States.

On January 27, 2004, the Company announced changes to its management. Mr. Hugh Grenfal resigned as the President, Chief Executive Officer, Treasurer and Chief Financial Officer, and Mr. Andrei Stytsenko resigned as the Company's Secretary. Mr. Brent Jardine became the Company's new President, Chief Executive Officer, Treasurer and Chief Financial Officer. The Company and Mr. Jardine agreed that 44,000,000 shares of Aberdene Mines Limited be cancelled and returned to treasury.

On January 30, 2004, the Company announced that it had entered into a letter of intent to purchase a 100% interest in a mining property located in the historic Gold Hill Mining District of Boulder County, Colorado, USA, "Gold Hill Project."

On February 10, 2004, the Company announced that on January 29, 2004, pursuant to the terms of a Stock Purchase Agreement, Hugh Grenfal and Andrei Stytsenko transferred 68,999,999 shares of common stock which they owned to Brent Jardine in consideration of $50,000. The foregoing 68,999,999 shares of common stock constituted all of the shares owned by Messrs. Grenfal and Stytsenko. After the foregoing transaction, there were 79,267,407 shares outstanding and the following persons own 5% or more of the total outstanding shares of the Company.

Brent Jardine	87.05%

Thereafter, Mr. Jardine and the Company announced Mr. Jardine's intention to return 44,000,000 shares of common stock to the Company for cancellation leaving him owning 24,999,999 shares of common stock. After the foregoing transaction, there will be 35,267,407 shares outstanding and the following persons will own 5% or more of the total outstanding shares of the Company.

Brent Jardine	70.89%

Hugh Grenfal resigned as president, chief executive officer, treasurer and chief financial officer. Brent Jardine was appointed by the board of directors to replace Mr. Grenfal in those capacities. Also, Andrei Stytsenko resigned as secretary and Tim Hipsher was appointed to replace Mr. Stytsenko. Further, subject to filing and mailing of the information required by section 14(f) of the Securities Exchange Act of 1934 and waiting the ten (10) day period mandated thereunder, Hugh Grenfal and Andrei Stytsenko will resign as directors of the Company and Brent Jardine and Tim Hipsher will be appointed to the board of directors to replace Messrs. Grenfal and Stytsenko.

On February 20, 2004, the Company announced that it has entered into a letter of intent to acquire a 75% interest in a joint venture on a land package located in the historic Tuscarora District in the State of Nevada, in what is known as the Carlin Gold District approximately 52 miles northwest of Elko, Nevada. The land interests consist of approximately 2920 acres of unpatented lode claims, mining claims and land leases known as the "Tuscarora Gold Project".

On March 4, 2004, the Company announced that on February 23, 2004, the resignation of Hugh Grenfal from the board of directors was accepted and Brent Jardine was appointed to fill the vacancy created by Mr. Grenfal's resignation. On the same date, the resignation of Andrei Stytsenko from the board of directors was accepted and Tim Hipsher was appointed to fill the vacancy created by Mr. Stytsenko's resignation. Brent Jardine has been our president, chief executive officer, treasurer and chief financial officer since January 27, 2004.

From October 1996 to January 2003, Mr. Jardine was president of La Mancha Resources Inc., a mining company traded on the Toronto Venture Stock Exchange. From November 1996 to January 2003, Mr. Jardine was president of X-Tal Minerals Corp., a mining company traded on the Toronto Venture Stock Exchange. From March 1989 to January 2001 Mr. Jardine was a director of Silverarrow Explorations Inc., an oil and gas exploration corporation located in Vancouver, British Columbia. From December 1994 to February 2001, Mr. Jardine was director of Pan Ocean Exploration Inc., a mineral exploration company located in Vancouver, British Columbia. From May 1996 to April 2001, Mr. Jardine was a director of Centura Ventures Inc., a mineral exploration company located in Vancouver, British Columbia. From March 1993 to February 2001, Mr. Jardine was a director of Mannix Resources Inc., an oil and gas exploration company located in Vancouver, British Columbia.

Tim Hipsher has been our secretary since January 27, 2004. Since October 2002, Mr. Hipsher has been a business consultant to Quality of Life Corp. located in St. Louis, Missouri. Quality of Life Corp. is an integrated health care company operating assisted living communities and membership programs offering affordable access to health care services. From April 1995 to December 2002, Mr. Hipsher was a partner in Rubicon Capital Corp. located in La Jolla California. Rubicon Capital was a merchant bank focused on small to mid cap technology companies.

Messrs. Grenfal's and Stytsenko's resignations were not as a result of any disagreement with us over operations, policies or practices.

On March 19, 2004, the Company announced that it has been granted an option to acquire a 100% interest (subject to a 2% Net Smelter Royalty) in the New York Canyon Copper Project in Nevada from Nevada Sunrise LLC. The Company may exercise the option by paying to Nevada Sunrise LLC, an aggregate of $460,000 in cash (or shares of common stock in lieu), issuing an aggregate 1,000,000 shares of the Company's common stock to Nevada Sunrise LLC, and incurring expenditures of at least an aggregate $2,250,000, all over a period of three years. Aberdene may purchase one percentage point of the NSR by paying the sum of $1,000,000 to Nevada Sunrise LLC.

On April 6, 2004, the Company announced three holders of convertible debentures converted their debentures to Units comprised of restricted shares of common stock and warrants.

On April 8, 2004, the Company announced it was granted an option to acquire a 100% interest (subject to a 2% Net Smelter Royalty) in the New York Canyon Copper Project in Nevada from Nevada Sunrise LLC.

On April 26, 2004, the Company announced that is has entered into a formal option agreement to earn a 75% interest from Consolidated Global Minerals Ltd. on a land package located in the Tuscarora District in the state of Nevada.

On April 30, 2004, the Company announced that it has entered into a formal option agreement to earn a 75% interest from Consolidated Global Minerals Ltd. on a land package known as The Cornicopia Project which is located 54 miles northwest of Elko County, Nevada. The property is situated within the Tuscarora volcanic field which hosts several producing gold-silver mining camps.

On May 11, 2004, the Company announced the appointment of Cameron Reynolds as the Chief Financial Officer and Director.

On May 13, 2004, the Company announced that it had entered into a letter of intent with Consolidated Global Minerals Ltd. ("Global") to acquire a 75% interest in Global's interest (subject to a possible 5% NSR) in the Slide Mine and Horsefal projects.

Exhibits
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10th, 2004

ABERDENE MINES LIMITED

BY:	/s/ Brent Jardine
Brent Jardine, President, Principal Executive Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer