Form 10KSB/A
period 2003-06-30
ABERDENE MINES LTD
filed 2004-06-10
CIK 1112706

===================================================================================

FORM 10-KSB/A-2
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

101 Convention Center
Suite 700
Las Vegas, Nevada 89109
(Address of principal executive offices, including zip code.)

(604) 669-3707
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
Title of each class

===================================================================================

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

The registrant is amending the annual form 10-KSB for the inclusion of the prior auditors' report for the periods prior to the year ending June 30, 2003.

ITEM 7. FINANCIAL STATEMENTS.

Aberdene Mines Limited
(An Exploration Stage Company)

Index

Independent Auditors' Report	F-1
Independent Auditors' Report	F-2
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Cash Flows	F-5
Statement of Stockholders' Equity (Deficit)	F-6
Notes to the Financial Statements	F-7

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

/s/ Manning Elliott
CHARTERED ACCOUNTANTS
Vancouver, Canada
July 15, 2003

Board of Directors
Aberdene Mines Limited
Las Vegas, Nevada

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Aberdene Mines Limited (an exploration stage enterprise and a Nevada corporation), as of June 30, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended and for the period from January 21, 2000 (inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aberdene Mines Limited as of June 30, 2002 and the results of its operations and its cash flows for the year then ended and for the period January 21, 2000 (inception) to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of June, 2004.

ABERDENE MINES LIMITED (Registrant)
BY:	/s/ Brent Jardine Brent Jardine, President, Principal Executive Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Brent Jardine Brent Jardine	President, Principal Executive Officer, Treasurer and a member of the Board of Directors	June 10, 2004

/s/ Robert Weicker Robert Weicker	Vice-President of Exploration, Senior Geologist and a member of the Board of Directors	June 10, 2004

/s/ Cameron Reynolds Cameron Reynolds	Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors	June 10, 2004

/s/ Tim Hipsher Tim Hipsher	Secretary and a member of the Board of Directors	June 10, 2004