Form 10KSB
period 2004-06-30
ABERDENE MINES LTD
filed 2004-10-08
CIK 1112706

===================================================================================

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number 000-33189

ABERDENE MINES LIMITED
 (Name of small business issuer in its charter)

NEVADA	88-0454792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Convention Center Drive
Suite 700
Las Vegas, Nevada 89109
 (Address of principal executive offices, including zip code.)

(702) 939-5389
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:     None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
 Title of each class

===================================================================================

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

State issuer's revenues for its most fiscal year June 30, 2004: $nil.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 17, 2004: $48,689,898

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 17, 2004: 72,334,814

Forward-Looking Statements

We make forward-looking statements in this annual report. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include those discussed in "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business," as well as those discussed elsewhere in this report. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate," "intend" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on several properties. We do not own record title to any of the properties.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

We were incorporated in the State of Nevada on January 21, 2000. Our office are located at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109. Our telephone number is (702) 939-5389.

We are an exploration stage company that has to date been engaged in the acquisition and exploration of mineral properties. There is no assurance that a commercially viable mineral deposit exists on our properties and further exploration will be required before a final evaluation as to the economic feasibility is determined. We have never had revenues from our operations.

We have the option to earn interests in the Tuscarora and Cornucopia gold exploration properties in Elko County, Nevada and the New York Canyon gold exploration property in Mineral County, Nevada, and a lease to explore patented mining claims in Mineral County, Nevada.

We have been acquiring and reviewing geological data and have received exploration budgets from the operators of Consolidated Global Minerals Ltd. and from Nevada Sunrise LLC in respect of the Tuscarora and Cornucopia Projects and the New York Canyon Project. We are preparing to begin exploration activities on our properties. Due to unsatisfactory results of our past exploration on our Casino claims, we have determined not to conduct any further exploration work on this property. Our plans of exploration for our other mineral properties are discussed below. Our present plans are strictly limited to research and exploration.

MINERAL EXPLORATION BUSINESS

We hold an interest, option or lease in respect of the mineral properties described below. Our plans of exploration for these mineral properties are also discussed below.

1.     Elko County, Nevada Properties

Tuscarora Gold Project

On February 18, 2004, we entered into a letter of intent to acquire a 75% interest in a land package located in the historic Tuscarora District in the State of Nevada, in what is known as the Carlin Gold District approximately 52 miles northwest of Elko, Nevada. The land interests consist of approximately 2,920 acres of unpatented lode claims and surface rights known as the Tuscarora Gold Project. We paid $60,000 upon signing the letter of intent and a further $30,000 to extend the deadline to sign a formal option agreement. On April 8, 2004, the letter of intent was replaced with an option agreement with

Consolidated Global Minerals Ltd. whereby Global granted us an option to acquire a 75% interest in Global's mining lease and surface use agreement (the "Lease") in respect of the Tuscarora Gold Project. We made a cash payment of $25,000 upon execution of the agreement. We may exercise the option by assuming Global's obligations under the Lease, issuing an aggregate 600,000 shares of our common stock to Global during the first year, and incurring expenditures of at least an aggregate $3,000,000 over a period of three years.

The Carlin Trend is situated in Northeastern Nevada and consists of a 40-mile north-west/south-east line of major gold deposits. The Carlin-type gold deposits are among the most important currently being mined anywhere in the world. The Carlin Trend has produced over 50,000,000 ounces of gold and a further 107,000,000 ounces of known proven and probable reserves. According to the US Geological Survey, the potential exists for a further 100-200 million ounces of gold. The Carlin Trend alone accounts for over 35% of all U.S. gold output. This area is considered the most productive gold producing region in the United States.

The Tuscarora Gold Project hosts the northern end of the Carlin-trend mineralization and is located in Elko County, which is responsible for 61% of all U.S. gold production. Similar ages of mineralization within the northern end of the Carlin-trend have been determined for a number of typical Carlin-type mining districts, which include: Getchell, Jerritt Canyon, and Battle Mountain-Eureka.

117°
116°
115°
Owyhee
Mountain City
OWYHEE
DESERT
R49E
R50E
R51E
T42N
T41N
T40N
Doby George
Big Springs
Quarter Circle "S"
Ranch
Tuscarora
Jerritt Canyon
District
Midas
Ivanhoe
Meikle
Carlin Trend
Gold Quarry
Elko
Deeth
Lamoille
Carlin
Rain
Palisade
Beowawe
Battle
Mountain
Battle Mountain Eureka Trend
HUMBOLDT
ELKO
WASHOE
PERSHING
CHURCHILL
LANDER
EUREKA
WHITE PINE
LYON
MINERAL
NYE
ESMERALDA
LINCOLN
CLARK
Winnemucca
Lovelock
Reno
Carlin
Ely
Las Vegas
Tuscarora Gold
Project Area

True
0 10 20 30 40 50 kilometres
0 10 20 30 miles

Aberdene Mines Ltd Property

Sediment - Hosted Gold Deposits

Volcanic - Hosted Gold Deposits

ABERDENE MINES LTD.

Tuscarora Gold Project

Elko County, Nevada

Property Location Map

modified from NBMG Map 120, D.A.Davis and J.R. Tingley, 1999

By:	Scale:	Date:	Figure:
HEMAC	as shown	January 2004	4.1

The target concept for the Tuscarora Gold Project is that high-level, epithermal gold-arsenic dominated, volcanic-hosted, Eocene-aged, precious metal mineralization represents the top mineralizing hydrothermal plumes. which had the potential to form high-grade Carlin-type (Meikle) deposits within favorable stratigraphic sections of lower plate sediments at depth. Our management believes that detailed geologic, structural, stratigraphic, geochemical and geophysical studies can target the favorable areas which overlie permissive stratigraphy at a reasonable depth (<2500 ft.). Previous exploration work has defined areas of strongly argillized volcanics which host numerous silicified breccia zones.

We have acquired from Cruson & Pansze, Geologists, LLC the rights to exploration data pertaining to certain mineral properties located in the Tuscarora Mining District, Nevada. Cruson & Pansze is located in Golden, Colorado, and is a highly respected, full service, geological consulting and contracting firm. This data consists of maps, reports, drill logs, sample results, and other exploration data which has been compiled over the past twenty years from exploration work carried out in the area by Cruson & Pansze on behalf of its clients.

Our geologist, Mr. Robert Weicker, P. Geo., and a consulting geologist, Dr. Hans E. Madeisky, P. Geo. are in the process of reviewing over 5,000 pages of data, which has been obtained from Cruson & Pansze, to extract pertinent information relating to the Tuscarora Gold Project.

We have received an exploration budget for the Tuscarora Gold Project from the operator Consolidated Global Minerals Ltd. in respect of the Phase 1 and Phase 2 recommended exploration programs as set out below. Under the option agreement dated April 8, 2004 with Global, we must spend $750,000 on the Tuscarora Project by the first anniversary of the agreement.

Estimated Budget (in United States Dollars)

Phase 1

Data search, acquisition, and compilation	$75,000
Satellite images acquisition, rectification and processing	$5,000
Digital terrain model, ortho-photos, base map preparation	$5,000
Digitizing data and transfer to base maps	$5,000
Lithologic and structural mapping, geochemical sampling	$50,000
Sample analyses and data interpretation	$15,000
PIMA study, petrologic study, modelling and correlation	$15,000
Orientation gravity and CSAMT surveys	$50,000
Orientation seismic and ground penetrating radar surveys	$30,000
Independent consultants, supervision	$25,000

Contingencies	$25,000

Total Phase 1	$300,000

Phase 2

Follow-up mapping	$50,000
Definition geochemical survey (rock and soil)	$25,000
Definition geophysical surveys (gravity, ground penetrating radar)	$75,000
Sampling and assaying	$25,000
Review and Target Selection	$25,000
Diamond Drilling (15,000 ft @ $ 30/ft)	$450,000
Sample Analysis	25,000
Independent consultants, Supervision, and Reports	$50,000

Contingencies	$75,000

Total Phase 2	$800,000

Total Phases 1 and 2	$1,100,000

We have commenced the Phase 1 exploration program on the Tuscarora Project. To-date we have completed data acquisition and compilation, acquired satellite images, completed rectification and processing of the images enabling the construction of a digital terrain model and the transfer of data for the completion of a base map of the Tuscarora Project. Cruson and Pansze have recently informed us that the technical report summarizing all known results of exploration carried out on the Tuscarora Project to-date is near completion. Once the technical report is complete and a exploration team is made available, we will commence a program of lithologic and structural mapping and geochemical sampling, analyses and interpretation. We intend on commencing the orientation gravity survey once all interpretation has been completed. We do not have sufficient cash reserves to complete the proposed exploration program, but we are seeking to raise additional capital through equity and/or debt financing. There can be no assurance that we will be successful in our fund raising efforts.

There is no defined ore body on the Tuscarora Gold Project.

Cornucopia Project

On April 15, 2004, we entered into an option agreement with Consolidated Global Minerals Ltd. whereby Global granted us an option to acquire a 75% interest in certain mining claims located in Elko County, Nevada, known as the Cornucopia Project. We made a cash payment of $25,000 upon the execution of the agreement. We may exercise the option by issuing an aggregate 400,000 shares of our common stock to Global during the first year, and incurring expenditures of at least an aggregate $2,000,000 over a period of three years.

The Cornucopia Project is located 54 miles northwest of Elko County, Nevada. The property is situated within the Tuscarora volcanic field, which hosts several producing gold-silver mining camps. The property covers an area of about 160 acres and consists of eight unpatented, contiguous lode claims. See "Tuscarora Gold Project" for information regarding the Carlin Trend in Northeastern Nevada. The Cornucopia property hosts the northern end of the Carlin-trend mineralization and is located in Elko County.

See "Tuscarora Gold Project" for information regarding geology and mineralization.

Past work on the Cornucopia Project has defined large (>100 x 5000 ft.) areas of strongly argillized volcanics which host numerous silicified breccia zones, and it is believed that the proposed exploration program offers an excellent opportunity to discover new Carlin-type mineralization beneath shallow volcanic cover on the property.

We have received an exploration budget for the Cornucopia Project from the operator Consolidated Global Minerals Ltd. as set out below. Under the option agreements dated April 15, 2004 with Global, we must spend $500,000 on the Cornucopia Project by the first anniversary of the agreement. We have commenced the Phase 1 exploration program on the Cornucopia Project. To-date we have completed data acquisition and compilation, acquired satellite images, completed rectification and processing of the images enabling the construction of a digital terrain model and the transfer of data for the completion of a base map of the Cornucopia Project. Once a exploration team is made available, we will commence a program of lithologic and structural mapping and geochemical sampling, analyses and interpretation. We intend on commencing the orientation gravity survey once all interpretation has been completed.

Estimated Budget (in United States Dollars)

Phase 1

Data search, acquisition, and compilation	$15,000
Satellite images acquisition, rectification and processing	$5,000
Digital terrain model, ortho-photos, base map preparation	$5,000
Digitizing data and transfer to base maps	$5,000
Lithologic and structural mapping, geochemical sampling	$50,000
Sample analyses and data interpretation	$25,000
Orientation gravity survey	$50,000
Independent consultants and supervision	$25,000

Contingencies	$20,000

Total Phase 1	$200,000

Phase 2

Follow-up mapping	$50,000
Definition geochemical survey	$50,000
Definition geophysical surveys	$75,000
Review and Target Selection	$25,000
Diamond Drilling (10,000 ft @ $ 30/ft)	$300,000
Sampling and assaying	$25,000
Independent consultants, supervision, and reports	$50,000

Contingencies	$50,000

Total Phase 2	$625,000

Total Phases 1 and 2	$825,000

We do not have sufficient cash reserves to complete the proposed exploration program, but we are seeking to raise additional capital through equity and/or debt financing. There can be no assurance that we will be successful in our fund raising efforts.

There is no defined ore body on the property.

2.   Mineral County, Nevada Properties

New York Canyon Project

On March 18, 2004, we entered into an option agreement with Nevada Sunrise LLC, Robert and Sharon Weicker doing business as Kleinebar Resources Ltd., and Kurt and Tami Schendel (collectively, the "Optionors") to acquire a 100% interest in the New York Canyon Copper Project in Nevada. We may exercise the option by paying to the Optionors, an aggregate of $460,000 in cash (or shares of common stock in lieu at our election), issuing an aggregate 2,000,000 shares of our common stock to the Optionors, and incurring expenditures of at least an aggregate $2,250,000, all over a period of three years. We paid $30,000 was paid upon execution of the agreement. The Optionors would retain a 2% net smelter returns royalty, of which we may purchase one percentage point by paying the sum of $1,000,000 to the Optionors.

Nevada Sunrise LLC owns title to two blocks of claims comprised of 226 unpatented mineral claims representing approximately 4,535 acres in total. The first is centered over the Copper Queen porphyry targets, and the second is a contiguous block of 20 claims centered over what is known as the Longshot Ridge and the New York mineral occurrences.

This strategic land position is located in the New York Canyon area, south of the old mining district of Santa Fe in southeastern part of Mineral County, Nevada. The New York Canyon Project is located seven miles east of the village of Luning and 32 road miles from the town of Hawthorne. Additionally, the property is about 5 miles south-southeast of the Santa Fe Gold mine, a former heap leach mine operated by Homestake Mining Co.

Historically this district produced significant copper and silver from several small mines. Copper production reached a peak during World War I. Modern exploration activity in the area commenced in 1964 when Banner Mining Company (later bought out by Amax Inc.) drilled the Copper Queen target area and discovered sulphide copper porphyry mineralization.

Modern exploration activity in the area initially concentrated on the discovery of porphyry copper deposits and significant copper resources were established. In the 1970's, Amax Inc and later Conoco Inc. both conducted significant exploration programs, which included the completion of 24 drill holes totalling 20,226 feet. This included 15 holes, which were drilled to test the Longshot Ridge occurrence from which a mineral resource estimate of 13.2 million tons grading 0.55% copper was identified by Conoco Inc.

In 1991-92, the property and a 15% net smelter returns royalty were purchased by Kookaburra Gold Corp (Kookaburra). In 1992-93, Kookaburra drilled a total of 10 core (2,432 ft.), and 29 reverse circulation (5,327 ft.) in-fill holes drilled to verify Conoco's resource estimate for the Longshot Ridge deposit. These efforts were directed at developing a SX-EW (Solvent Extraction-Electro Winning) copper oxide operation. Acid soluble copper assays were performed and indicated in excess of 80% of the copper mineralization is potentially extractable by acid leaching.

Longshot Ridge Deposit: The Longshot Ridge deposit is predominantly a copper oxide deposit, amenable to open pit mining and SX-EW extraction.

Copper Queen Occurrence: In the Santa Fe South target area combined oxide/sulphide deposits include the Copper Queen and Champion deposits. Copper, as both oxide and sulphide ores, are hosted in this skarn deposit and Kookaburra refers to potential molybdenum and gold credits in association with the copper based on limited drill hole analysis. Additional sampling and assaying is required to determine if additional significant credits will be obtained from gold, silver and molybdenum.

We have acquired, from a professional geologist, the rights to an extensive exploration data package on the New York Canyon Project. We are completing a detailed review of the data and resource estimations for the New York Canyon Project. Our geologist, Mr. Robert Weicker, P. Geo., and a consulting geologist, Mr. Jay Santos, are currently reviewing and compiling the extensive data package.

Our initial exploration program will focus on the Longshot Ridge deposit. We will focus on expanding this deposit, and identifying, and testing other oxide areas. Diamond drilling will be completed on targets to delineate and expand the copper oxide reserves, along with metallurgical testing to determine the optimum recovery parameters. A previous analyst report (October, 1991) indicated capital costs of $10 to 15 million, with annual revenue of $22.9 million based on a 0.65% copper grade, with a 75% recovery, and $1.05/lb copper price. While these studies require updating and revisions, the Longshot deposit has excellent potential for near term production.

Concurrent with activities on the Longshot Ridge deposit, we also intend to further explore and develop the Copper Queen sulphide porphyry deposit. We will focus on a higher grade zone within a large lower grade halo. Porphyry deposits commonly occur in clusters, and we will test multiple new target areas indicated by comprehensive geophysical programs of ground magnetics and Induced Polarization (IP) to assist in spotting drill holes, followed by a combined program of reverse circulation and diamond drilling.

A preliminary review of the data package has demonstrated significant credits of gold, silver and molybdenum within the Copper Queen deposit. Further investigation is being conducted to establish the value this discovery and the interpretation of the credits added to the current value of the sulphide deposit at Copper Queen.

The data package will further contribute significantly to the generation of a computer model that will allow for improved exploration targeting, resource estimation and open pit optimization of the Copper Queen deposits. In addition, the important data on the gold, silver and molybdenum assaying should add significant by-product credits to the value of the deposits.

We have also requested exploration budgets for the New York Canyon project from the operator Nevada Sunrise LLC. Under the option agreement dated March 18, 2004, we must spend $500,000 by December 31, 2004. Once this budget is reviewed and approved by the directors of the Company, it will be implemented and a plan of operation will be created. Robert F. Weicker, P.Geo., Senior Geologist, and our Vice President of Exploration, reports that the work program on the New York Canyon Project will commence in October 2004.

We do not have sufficient cash reserves to complete the proposed exploration program, but we are seeking to raise additional capital through equity and/or debt financing. There can be no assurance that we will be successful in our fund raising efforts.

There is no defined ore body on the New York Canyon Project.

Jaycor Claims

By a mineral lease dated July 21 ,2004 with Jaycor Mining, Inc., we were granted a 15 year renewal lease and right to explore a property package of eighteen (18) patented mineral claims representing approximately 361 acres located within our New York Canyon Project area. We paid Jaycor $25,000 upon signing of the lease and are required to pay $1,000 per month beginning on the first anniversary, $2,000 beginning on second anniversary and $3,000 per month beginning on the third anniversary and for as long as the lease is in effect. These payments are considered to be "minimum advance royalty" payments. We are also required to issue 10,000 restricted shares of common stock not later than January 21, 2005 and 15,000 restricted shares of common stock not later than July 21, 2005. We have agreed to pay Kookabura Resources Ltd. a net smelter returns royalty of 1.7% up to a maximum of $2,000,000 on all minerals except decorative stone. We have also agreed to pay Jaycor a net smelter returns royalty of 0.5% until such time as Kookaburra has been paid $2,000,000, at which time the royalty payable to Jaycor will increase to 1.5%, subject to maximum payments totalling $2,000,000, at which time Jaycor's royalty will be reduced to 0.5% for as long as the lease is in effect.

These patented claims supplement the land position we optioned from Nevada Sunrise LLC. The property package includes the Mayflower patent claim covering a portion of the Longshot Ridge copper oxide deposit; the historic Wallstreet, Turk and Vacation patent claims (and mines) which were some of the principal producers of copper in the camp; and fourteen patent claims covering the Champion copper occurrences. Patented claims are strategically important as the holders generally retain all mineral and property rights, and the permitting procedures for both exploration and development can be streamlined and fast tracked.

The Jaycor patented claims package covers three areas of significant copper mineralization, with historic mine workings and previous exploration comprising drilling and sampling. The Mayflower patent covers the southern extension of the Longshot Ridge copper oxide deposit (see "New York Canyon Project").

The Wallstreet, Turk and Vacation Patent Claims are located about 1 mile (1.6 kilometers) north of the Mayflower patent claim, at the north end of the Longshot Ridge deposit. These patents were important historic producers of copper and associated precious metals (gold and silver) during World War I. Information retrieved to date, indicates only two holes were drilled by previous companies. It was noted in the reports by previous companies that these targets have not been fully tested.

The Champion Area is centered approximately 13/4 miles (2.8 kilometers) west of the Longshot Ridge deposit and comprises patents Annex No. 1, 2, 3, 4, Nora Higgins, Willie Higgins, Footwall, Hecla, Copper Bar, Saddle, Copper Butte, Goodenough, Iron Gate, and Velvet). Numerous historic mine workings and trenches are located over 1.5 miles (2.4 kilometers) trending NW-SE. Previous drilling by Banner Mining Company (Amax Inc.), and Conoco Ltd., includes 16 drill holes.

Copper Queen Deposit

In addition to the newly acquired patented claims, an important data package has been obtained covering work completed by Banner Mining Company (Amax Inc.), and Conoco Ltd. Most of the information is related to the Copper Queen sulphide porphyry deposit. While assaying for gold, silver, and zinc was irregular and discontinuous, most mineralized intervals were assayed for molybdenum and significant values were obtained.

Based on a U.S. Department of the Interior (July 2004), U.S. Geological Survey Mineral Industry Report, "According to Ryan's Notes (2004b), the April monthly average prices for U.S. ferromolybdenum ranged from $15.222 to $15.889 per pound of molybdenum content, compared with $9.889 to $10.444 in March 2004. Molybdenum prices in early April, for both roasted and converted material, soared to levels not seen for the past 25 years." The price for 2003 (same source) was $11.57 per pound.

Copper and molybdenum commonly occur together in porphyry systems and both metals can be recovered. An example of an operating mine in British Columbia, Canada is the Huckleberry Mine, owned 50% by Imperial Metals Corp. Based on their website, this operation has a resource of 25.108 million metric tonnes, grading 0.507% copper and 0.014 % molybdenum (and 0.059 g/t gold and 2.969 g/t silver).

Proposed Activities

As previously indicated, we will conduct exploration activities concurrently on the Longshot Ridge copper oxide deposit and the Copper Queen sulphide porphyry deposit. On the Copper Queen targets, we will focus on areas with higher grade values within a large lower grade halo, utilizing geological and geophysical methods, followed by a combined program of reverse circulation and diamond drilling. We do not have sufficient cash reserves to complete the proposed exploration program, but we are seeking to raise additional capital through equity and/or debt financing. There can be no assurance that we will be successful in our fund raising efforts.

There is no defined ore body on the New York Canyon Project.

3.   Colorado Properties

Slide Mine and Horsefal Projects

On January 29, 2004 we entered into a Letter of Intent ("LOI") to acquire a 100% interest in mineral claims located in the historic Gold Hill Mining District of Boulder County, Colorado known as the Slide Mine and Horsefal Projects. We paid $60,000 upon signing the LOI and a further $50,000 to extend the deadline to sign an option agreement. On April 16, 2004, we replaced the LOI with another letter of intent with Consolidated Global Minerals Ltd. ("Global") permitting us to conduct due diligence investigations for 120 days in respect of the properties for the purpose of determining whether to enter into a formal option agreement. On August 16, 2004 we signed a 90 day extension of the due diligence period. Subject to our satisfactory due diligence on the Slide Mine and Horsefal Projects, Global will grant us an option to earn at 75% undivided interest in Global's interest in the Slide Mine and Horsefal Projects subject to a possible 5% net smelter returns royalty.

The signing of a formal option agreement is subject to completion by Aberdene of satisfactory due diligence in respect of the projects. The exercise terms of the option would include: Aberdene paying to Global $100,000 cash on the first anniversary date of the option agreement; issuing an aggregate 600,000 shares of common stock to Global prior to the first anniversary date; and incurring expenditures of at least an aggregate $1,500,000 over a period of two years.

The Slide Mine and Horsefal projects are located approximately 8 miles west of the city of Boulder, Colorado. The district is reported to have produced 412,000 ounces of gold, and 5 million ounces of silver from 1872 until 1959. The Slide-Horsefal projects include several past producing mines with known historical production from previously producing gold and silver veins, known as the Klondike, Slide, Prussian, Twin, Iowa and Horsefal. The gold deposits occur in telluride and pyrite veins that occupy fissures, most of which strike northeast and dip to the northwest. The veins contain primarily high-grade gold/silver hosted in a glassy quartz matrix. The veins range in size from less than a foot to over 5 feet in places. Where two veins intersect, the veins "blow out" at the intersection resulting in very wide and very rich mineralization. The Slide vein has been known to attain widths of up to 50 feet and grades as high as 60 ounces gold/ton in one instance under these circumstances. All the claims have been consolidated under controlled ownership; therefore, making it possible to mine multiple veins to benefit from economies of scale - an opportunity that has not been historically available. At one time this was the largest producer in the district, and the largest employer in Boulder County.

Upon completion of satisfactory due diligence, it would be our intention to focus on re-opening the Corning Tunnel (Slide Mine) and Horsefal Shaft, confirm the historical resource estimates, and continue exploration on the developed veins, as well as explore all other known but undeveloped veins. It would be our intention to put the Slide Mine and Horsefal Projects into production utilizing the facilities of the on-site, permitted, and fully licensed mill.

There is no defined ore body on the property.

4.   British Columbia, Canada Property

Casino-Red Cap Property

In January 2000 we purchased an interest in six mineral claims, comprised in the Casino-Red Cap property, in the Columbia River Valley of British Columbia, Canada. An exploration program on the Casino-Red Cap property consisting of soil and rock sampling as well as geological mapping was completed during early July 2002. The geological mapping and rock sampling was carried out between July 4 through July 10, 2002 and the soil sampling was carried out on July 16, 2002. It was determined from our operations that further exploration on the property was not warranted and we have allowed the claims comprised in the Casino-Red Cap property to lapse.

COMPETITION

We compete with other junior mineral exploration companies for financing form a limited number of investors that are prepared to make investments in junior mineral exploration companies looking for a variety of minerals. The presence of competing junior mineral exploration companies may impact on our ability to raise additional capital in order to fund our property acquisitions and exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We also compete for mineral properties of merit with other junior exploration companies. Competition could reduce the availability of properties of merit or increase the cost of acquiring the mineral properties.

Many of the junior resource exploration companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of resource properties. This competition could result in our competitors having resource properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration companies that may purchase resource properties or enter into joint venture agreements with junior exploration companies. This competition could adversely impact on our ability to finance property acquisitions and further exploration.

Although we compete with other junior exploration companies, there is no competition for the exploration or removal of mineralized material from our properties. Readily available wholesale purchasers of gold and other precious metals exist in Canada and throughout the world. The largest are Handy & Harman, Englehard Industries, and Johnson Matthey, Ltd. The wholesale purchase of precious metals are affected by a number of factors beyond our control such as:

* * * *	fluctuations in the market price for gold fluctuating supplies of gold fluctuating demand for gold mining activities by others

GOVERNMENT REGULATIONS

The prospecting on our claims is provided under the existing 1872 Mining Law and all permits for exploration and testing must be obtained through the local Bureau of Land Management (BLM) office of the Department of Interior. Obtaining permits for minimal disturbance as envisioned by this exploration program will require making the appropriate application and filing of the bond to cover the reclamation of the test areas. From time to time, an archeological clearance may need to be contracted to allow the testing program to proceed.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations.

EMPLOYEES

At present, we have no employees, other than our officers and directors. Our directors and officers do not have employment agreements with us. None of our directors and officers are compensated for their services in those capacities, although we may negotiate compensation during the current fiscal year.

We are not the operator in respect of any of our properties. Our exploration activities are carried out through agreements with the optionors, consultants and arm's length third parties. We use the services of subcontractors for manual labor exploration work on our properties. Our only technical employee is Mr. Robert F. Weicker, who is our Senior Geologist and Vice-President of Exploration.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, the other information in this Form 10-KSB Annual Report and other information contained in our filings with the United States Securities and Exchange Commission before investing in our shares of common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $266,926 and working capital of $229,364 as of June 30, 2004. We currently do not have revenues . Our business plan calls for significant expenses in connection with the acquisition and exploration of our new mineral properties. Our acquisition of an interest in our properties will be subject to our obtaining the financing necessary for us to fund and carry out exploration programs on the properties. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We do not have an interest in any revenue generating properties. We were incorporated in January 2000 and to date have been involved primarily in organizational activities and the acquisition and exploration of the Casino property which does not warrant further work. We have not earned any revenues as of the date of this annual report and have never been profitable. Prior to our being able to generate revenues, we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $1,965,152. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

* * *	our ability to locate a profitable mineral property our ability to generate revenues our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the acquisition and exploration of our mineral properties. We cannot guarantee that we will be successful in raising capital or generating revenues in the future. Failure to raise capital or generate revenues will cause us to go out of business. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

Because of the speculative nature of exploration of natural resource properties, there is substantial risk that this business will fail.

We can provide investors with no assurance that our properties that we acquire an interest in will contain commercially exploitable reserves of minerals. Exploration for natural resources is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of our properties not result in the discovery of commercial quantities of minerals. Hazards such as unusual or unexpected geological formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. We may also become subject to liability for pollution, cave-ins or hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Because we are small and do not have much capital, we must limit our exploration and as a result may not find mineralized material.

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find mineralized material, even though our properties may contain mineralized material. If we don't find mineralized material, we will cease operations.

We may not have access to all of the supplies and materials we need for exploration which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. Our operators will attempt to locate products, equipment and materials. If they cannot find the products and equipment needed, we will have to suspend our exploration plans until they do find the necessary products and equipment.

Even if we discover commercial reserves, we may not be able to successfully obtain commercial production.

Even if we are successful in acquiring an interest in a property that has proven commercial reserves of minerals, we will require additional funds in order to place the property into commercial production. We can provide no assurance to investors that we will be able generate revenues from any property that we may acquire that may be shown to possess commercial reserves of minerals.

We have no known ore reserves and we cannot guarantee that we will find any gold or copper or if we find gold or copper that production will be profitable. If that happens we will have to cease operations.

We have no known ore reserves. We have not identified any gold or copper on our properties and we cannot guarantee we will ever find any gold or copper. Even if we find that there is gold or copper on our properties, we cannot guarantee that we will be able to recover the gold or copper. Even if we recover gold or copper, we cannot guaranty that we will make a profit. If we can't find gold or copper or it is not economical to recover the gold or copper, we will have to cease operations.

The price of gold is depressed compared to past years, which makes it harder to make a profit.

The price of an ounce of gold is approximately $410. In the past, the price of gold has been as high as $800 per ounce. In order to maintain operations, we will have to sell our gold for more than it costs us to mine it. The lower the price the more difficult it is to do this. If we can't make a profit, we will have cease operations until the price of gold increases or cease operations all together. Because the cost to mine the gold is fixed, the lower the market.

RISKS RELATED TO OUR MARKET AND STRATEGY

If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

Our success will be largely dependent on our ability to hire highly qualified personnel. This is particularly true in highly technical businesses such as mineral exploration. These individuals are in high demand and we may not be able to attract the personnel we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Currently, we have not hired any key personnel. Our failure to hire key personnel when needed would have a significant negative effect on our business.

If a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop. We cannot provide investors with any assurance that a public market will materialize. If a market for our common stock does not develop, then investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

Because our stock is penny stock, shareholders will be limited in their ability to sell the stock.

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

Because our president and chief executive officer owns more than 50% of the outstanding shares, he is able to decide who will be directors.

Mr. Brent Jardine, our President and Chief Executive Officer, owns 49,999,998 shares and continues to control us. As a result, Mr. Jardine is able to elect all of our directors and control our operations. Because Mr. Jardine controls us, your ability to cause a change in the course of our operations is eliminated. As such, the value attributed to the right to vote is gone. This could result in a reduction in value of the shares you own because of the ineffective voting power.

Because our executive officers and directors have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our operations to slow down.

Our officers and directors have conflicts of interest in that they are officers and directors of other mining companies. Their other activities will prevent them from devoting full-time or sufficient time to our operations. This will slow our operations and may reduce our financial results because of the slow down in operations.

ITEM 2.   DESCRIPTION OF PROPERTIES.

Refer to Item 1 Description of Business for a description of the mineral properties that we lease or in which we have an option to acquire an interest.

Our office are located at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109. Our telephone number is (702) 939-5389. We lease our office space from Nevada Corporate Headquarters, Inc. for a renewable term of one year at an annual rate of $1,997 including a non-refundable security/interconnect fee of $100.

Our London office is located at # 222 - 12 St James Square, London, England SW1Y4RB, which will serve as the center of European operations and allow us further access to the London financial community. Mr. Cameron Reynolds, our Chief Financial Officer and Director, works out of our London office. We lease our London office from Regus (UK) Limited for rent plus service packages totalling approximately 2,000 pounds sterling (approximately $3,600) per month. The initial term of the lease expires on November 30, 2004, but is renewable.

ITEM 3.   LEGAL PROCEEDINGS.

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.   SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to our security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2004.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

An extremely limited market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. On March 25, 2002, our securities began trading on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "ABRM". As trading is thin and sporadic, a shareholder may be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. On September 17, 2004 the bid price was $2.18 and the offer price was $2.19 and a last-trade price of $2.18 on September 17, 2004.

The following table indicates the high and low bid prices for our common shares during the periods indicated (the figures prior to June 15, 2004 have not been adjusted to account for the stock split of 2:1 effective June 15, 2004):

Quarter Ended	High Bid	Low Bid
2002
September 30 December 31	$0.50 $1.10	$0.258 $0.458
2003
March 31 June 30 September 30 December 31	$0.11957 $0.67 $0.06739 $2.60	$0.21957 $0.58 $0.16957 $0.80
2004
March 31 June 30	$3.77 $5.14	$3.14 $2.59

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Shares

At September 17, 2004, there were 72,334,814 common shares outstanding and there were 16 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

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

Securities authorized for issuance under equity compensation plans

We have one equity compensation plan under which our shares of common stock have been authorized for issuance to our officers, directors, employees and consultants, namely our 2004 Nonqualified Stock Option Plan (the "Aberdene Plan"). The Aberdene Plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The Aberdene Plan includes 1,000,000 common shares. On July 1, 2004, one option to purchase 200,000 shares was granted and all 200,000 shares have been issued pursuant to the exercise of the option. The holder of the 200,000 shares has agreed to return these shares to our treasury. 800,000 authorized but unissued shares of common stock remain subject to the Aberdene Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	None	$0.00	None
Equity compensation plans not approved by securities holders:	None	$0.00	800,000

Pursuant to the Registration Statement on Form S-8 filed with the SEC on June 17, 2004 we registered an aggregate of 1,000,000 common shares, par value $0.00001 per share, underlying options to be granted under the Aberdene Plan to employees, directors, officers and/or others persons providing certain services to our company.

Creation of Preferred Stock

We amended our articles of incorporation to create 100,000,000 authorized shares of preferred stock, $0.00001 par value per share, effective September 28, 2004. Our board of directors is authorized to divide the preferred shares into one or more series and to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the preferred shares. On September 3, 2004, we obtained majority shareholder consent of the proposed amendment to our articles of incorporation.

Recent Sales Of Unregistered Securities

We have completed the following sales of securities without registration pursuant to the Securities Act of 1933, as amended, during the fiscal year ended June 30, 2004 that have not been reported on our Quarterly Reports on Form 10-QSB during the year. All figures below have been adjusted to reflect the recent stock dividend of one additional share for each share held by shareholders of record as of June 14, 2004.

On March 31, 2004, the three holders of the convertible debentures gave notice of their intention to convert their debentures, which with accrued interest totaled $801,276, into an aggregate 495,618 units at conversion prices of $1.50, $1.625 and $1.75 per unit. The units have not yet been issued. Each unit will consist of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock of an exercise price of $2.00 per share. The exercise period of the warrants will be two years from the date of conversion. Particulars of the pending conversion are as follows:

*

One debenture in the amount of $280,652 will be converted into 187,102 units. Each unit will be comprised of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $2.00 per share. The exercise period of the warrants will be two years from March 9, 2004.

*

A second debenture in the amount of $250,624 will be converted into 154,230 units. Each unit will be comprised of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $2.00 per share. The exercise period of the warrants will be two years from March 15, 2004.

*

A third debenture in the amount of $270,000 will be converted into 154,286 units. Each unit will be comprised of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $2.00 per share. The exercise period of the warrants will be two years from March 29, 2004.

On June 3, 2004, we closed a private placement, with one investor, of 700,000 shares of common stock at a price of $1.50 for proceeds of $1,050,000. We paid a cash commission of $105,000 to a registered dealer in connection with this private placement. The shares were issued to a non-U.S. person outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The shares are subject to resale restrictions under Rule 144 of the 1933 Act including a one year hold period.

On June 4, 2004, we declared a stock dividend of one additional share of our common stock for each one share outstanding. The stock dividend was paid to shareholders of record on June 14, 2004. The share certificates were issued on June 15, 2004 and were mailed to shareholders on June 16, 2004 . Our shares of common stock began trading at their post-dividend price on June 17, 2004.

On June 30, 2004, the holder of a convertible debenture in the principal amount of $100,000 gave notice of its intention to convert its debenture, which with accrued interest totalled $100,850, into an aggregate 53,787 units at a conversion price of $1.875 per unit. The units have not yet been issued. Each unit will consist of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock of an exercise price of $2.00 per share. The exercise period of the warrants will be two years from the date of conversion.

On July 6, 2004, we issued 400,000 to Consolidated Global Minerals Ltd. pursuant to our option agreements in respect of the Tuscarora and Cornucopia Projects. The shares were issued to a non-U.S. person outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The shares are subject to resale restrictions under Rule 144 of the 1933 Act including a one year hold period.

On July 6, 2004, we issued 500,000 shares to Nevada Sunrise LLC pursuant to our option agreement in respect of the New York Canyon Project. We issued the foregoing restricted shares of common stock to Nevada Sunrise LLC pursuant to Section 4(2) of the Securities Act of 1933. Nevada Sunrise LLC is a sophisticated investor, and was in possession of all material information relating to our company. Further, no commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on several properties. We do not own record title to any of the properties.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion

Plan of Operations

Our plan of operations for the next twelve months is to continue exploration activities at our properties. During the year ended June 30, 2004, we entered into three option agreements that grant us options to acquire interests in the Tuscarora, Cornucopia and New York Canyon Projects. On July 21, 2004, we entered into a mining lease that grants us a lease to explore the claims owned by Jaycor Mining, Inc. that form part of the New York Canyon Project. All of our mineral properties are located in Nevada. See Item 1 Description of Business for particulars regarding our mineral properties in Nevada and the exploration programs we hope to fund and carry out through our operators on those properties. We require funding of a minimum of $1,750,000 in order to fulfill the terms of our option agreements with respect to incurring exploration expenditures over the next twelve months. There can be no assurance that the required financing will be obtained. We anticipate that our option agreements will be terminated if we are unable to fund the exploration programs. See the discussion of our cash reserves and working capital below under Financial Condition, Liquidity and Capital Resources and also see Risk Factors.

Pursuant to a letter of intent, we will continue to conduct due diligence investigations on the Slide Mine and Horsefal Projects located in Colorado, with a view to acquiring an option to earn an interest in the properties if our investigations are satisfactory.

Results of Operations

We did not earn any revenues during the years ended June 30, 2004 or June 30, 2003. We do not anticipate earning any revenues until such time as we are successful in completing the commercial development of any of our properties.

We incurred expenses in the amount of $1,601,036 for the year ended June 30, 2004 compared to $17,713 for the year ended June 30, 2003. The increase in expenditures for 2004 compared with 2003 is attributable to the implementation of our business plan by the new management team, including our increased activity in acquisitions of mineral exploration properties and financings. We anticipate that our expenses will continue to increase due to our ongoing capital raising activities and, if we achieve funding, our planned exploration activities on our properties.

Mineral property costs increased to $491,798 for the year ended June 30, 2004 compared to $1,906 for the previous year, due to our increased activity in identifying and entering into option agreements and a lease to acquire and explore mineral exploration properties in Nevada and Colorado.

Investor relations expenses increased to $889,655 for the year ended June 30, 2004 compared to $nil for the previous year. These expenses were incurred to promote the Company and to attract investor interest. We have entered into a one-time public relations agreement with Capital Financial Media, LLC. ("CFM") in an effort to broaden awareness of our company. We have engaged CFM as our media and public relations consultant to provide consultation, support, and assistance in planning and implementing a long-term campaign to enhance and expand public awareness of our business opportunity. CFM will commence an investor relations program consisting of an advertisement report on our company to be prepared and distributed in the United States and abroad. We paid CFM an aggregate $750,000 during the year ended June 30, 2004. In addition, we intend to grant Capital Financial Media the option to purchase 100,000 shares at $5.00 per share exercisable for a period of one year.

We have also retained the services of Kirin Capital Corp. to handle public and investor relations for our company. The contract commenced on June 1, 2004 and is for a period of one year at a cost of $10,000 per month.

Travel expenses increased to $110,368 for the year ended June 30, 2004 compared to $nil for the previous year. The increase was primarily attributable to management's travel to Nevada and Colorado where our properties are located and to Europe to negotiate and arrange various financings.

General and administrative expenses increased to $22,296 during fiscal 2004 from $1,682 during fiscal 2003 due to our increased acquisition and financing activities.

Management and consulting fees increased to $15,362 for the year ended June 30, 2004 compared to $nil for the previous year. This increase is primarily attributable to compensation of $12,350 paid to our Chief Financial Officer. See Executive Compensation in Item 10. The balance of $3,012 was paid to an arm's length consultant.

Fees for professional services increased to $68,081 during fiscal 2004 from $14,125 during fiscal 2003. This increase was primarily due to higher legal costs in connection with our acquisitions and financings and our increased SEC filings, including our Form S-8 registration statement.

Our loss increased to $1,601,036 for the year ending June 30, 2004 compared to $17,713 for the 2003 financial year, resulting in a loss per share of $(0.01). The increase in our loss was primarily attributable to the increase in our expenses, as discussed above. We anticipate that we will continue to incur a loss until such time as we can achieve revenues.

Financial Condition, Liquidity and Capital Resources

Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We have not generated any revenue from our operations. We anticipate continuing to rely on equity sales of our shares of common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution of our existing shareholders.

We had cash of $266,926 as at June 30, 2004 compared to cash of $1,006 as at June 30, 2003. At June 30, 2004, we had working capital of $229,364 compared to a working capital deficiency of $14,715 at June 30, 2003. The increases in our cash and working capital are primarily the result of the funds received from the issuance of three convertible debentures in the aggregate principal amount of $799,656 and one debenture in the principal amount of $100,000 and the completion of our private placement of $1,050,000.

On March 31, 2004, the holders of three convertible debentures agreed to convert their debentures, which with accrued interest totalled $801,276, into an aggregate 495,618 units at conversion prices of $1.50, $1.625 and $1.75 per unit. The units have not yet been issued. Each unit will consist of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock of an exercise price of $2.00 per share. The exercise period of the warrants is two years from the date of conversion. The units have not yet been issued.

On June 30, 2004, the holder of a convertible debenture in the principal amount of $100,000 plus accrued interest of $850, agreed to convert its debenture into 53,787 units at a conversion price of $1.875 per share. The units have not yet been issued. Each unit will consist of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock of an exercise price of $2.00 per share. The exercise period of the warrants is two years from the date of conversion. The units have not yet been issued.

We will not be conducting any product research or development. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

We will require additional financing during the current fiscal year in order to fund our planned exploration activities. We anticipate that we will require at least approximately $2,950,000 over the next 12 months, consisting of approximately $1,200,000 (estimated $100,000 per month) to pay our ongoing expenses and $1,750,000 to fund the cost of the exploration expenditures as per the option agreements. Currently we do not have sufficient funds available to complete all planned programs.

On July 29, 2004, we entered into a Convertible Preferred Stock Purchase Agreement with Langley Park Investments PLC, a corporation organized and existing under the laws of England and Wales ("Langley Park"), in which we agreed to sell to Langley Park 500,000 restricted shares of Series A 0% Convertible Preferred Stock (the "Preferred Shares") in exchange for 2,753,304 ordinary shares of Langley Park. It is a condition of closing that Langley Park's shares will be listed for trading on the London Stock Exchange to provide us with a liquid investment for fund raising purposes as needed. Langley Park may convert the Preferred Shares not earlier than the date that is two years following the closing date at US $1.75 per share (subject to adjustment in certain circumstances). Langley Park was established specifically to invest in selected US micro-cap companies with long-term growth potential. In this context, Langley Park was attracted to the size, quality and strategic positioning of our copper and gold projects in Nevada. We hope that this investment will enable us to fund the planned exploration of the Tuscarora, Cornucopia and New York Canyon Projects.

We have inadequate cash reserves to maintain operations through the next twelve months ending in June 30, 2005. We are able to proceed with our plan of operations for approximately one month based on our current cash reserves. Our ability to carry on as a going concern will therefore depend on the ability of management to secure additional capital in the near future. We plan to raise additional cash through the sale of shares of our common stock and loans. There is no assurance we will be able to raise sufficient capital to exercise the options or complete the exploration programs.

At June 30, 2004, our total assets were $288,780 consisting primarily of cash, compared to $1,459 at June 30, 2003. We had $57,405 in current liabilities at the end of fiscal 2004 compared to $16,174 at the end of fiscal 2003. We had no long term liabilities at the end of fiscal 2004 and 2003.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. See also the notes to our Financial Statements. Note that our preparation of this Annual Report on Form 10-KSB and the Quarterly Reports on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

(1)   Long-Lived Assets.     In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. Our company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

(2)   Foreign Currency Translation.     Our company's functional and reporting currency is the United States dollar. Our financial statements are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(3)   Mineral Property Costs.     We have been in the exploration stage since our formation in January 2000 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Contractual Commitments

See Item 1 Description of Business and Description of Properties for particulars regarding our option agreements and mining lease in respect our mineral exploration properties in Nevada and Colorado and our lease obligations. See also Financial Condition, Liquidity and Capital Resources in this Item 6 for particulars regarding the Convertible Preferred Stock Purchase Agreement we have entered into with Langley Park.

Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supercedes SAB 101, "Revenue Recognition in Financial Statements". The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial statements.

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

ITEM 7.   FINANCIAL STATEMENTS.

Independent Auditors' Report

To the Stockholders and Directors
of Aberdene Mines Limited
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Aberdene Mines Limited (An Exploration Stage Company) as of June 30, 2004 and 2003 and the related statements of operations, cash flows and stockholders' deficit for the period from January 21, 2000 (Date of Inception) to June 30, 2004 and the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Aberdene Mines Limited (An Exploration Stage Company), as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the period from January 21, 2000 (Date of Inception) to June 30, 2004, and the years ended June 30, 2004 and 2003, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue and has incurred start-up losses to date. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Manning Elliott"

CHARTERED ACCOUNTANTS
Vancouver, Canada
September 23, 2004

Aberdene Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	June 30, 2004 $	June, 30 2003 $

ASSETS

Current Assets

Cash	266,926	1,006
Prepaid expenses and deposits	19,843	411

Total Current Assets	286,769	1,417

Property and Equipment (Note 3)	2,011	-

Mineral Properties (Note 4)	-	42

Total Assets	288,780	1,459

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	22,461	3,101
Accrued liabilities	17,311	8,088
Due to related parties (Note 5)	17,633	4,985

Total Liabilities	57,405	16,174

Contingency (Note 1)
Commitments (Note 7)
Subsequent Events (Note 9)

Stockholders' Equity (Deficit)

Common Stock (Note 6) Authorized: 100,000,000 shares, par value $0.00001 Issued: 71,234,814 shares (2003: 158,534,814 shares)	712	1,585

Additional Common Stock Subscribed	902,126	-

Additional Paid-in Capital	1,293,689	347,816

Deficit Accumulated During the Development Stage	(1,965,152)	(364,116)

Total Stockholders' Equity (Deficit)	231,375	(14,715)

Total Liabilities and Stockholders' Equity (Deficit)	288,780	1,459

The accompanying notes are an integral part of these financial statements

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated from January 21, 2000 (Date of Inception) to June 30,	For the Year Ended June 30,
	2004	2004	2003
	$	$	$

Revenue	-	-	-

Expenses

Depreciation	1,006	1,006	-
General and administrative	43,796	22,296	1,682
Interest on convertible debentures	2,470	2,470	-
Investor relations	889,655	889,655	-
Management and consulting fees (Note 5)	288,831	15,362	-
Mineral property costs	495,341	491,798	1,906
Professional fees	129,236	68,081	14,125
Travel	114,817	110,368	-

Total Expenses	1,965,152	1,601,036	17,713

Net Loss for the Period	(1,965,152)	(1,601,036)	(17,713)

Net Loss Per Share - Basic and Diluted		(0.01)	-

Weighted Average Shares Outstanding		125,593,000	158,535,000

The accompanying notes are an integral part of these financial statements

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Accumulated from January 21, 2000 (Date of Inception) to June 30,	For the Year Ended June 30,
	2004	2004	2003
	$	$	$
Cash Flows to Operating Activities

Net loss for the period	(1,965,152)	(1,601,036)	(17,713)

Adjustments to reconcile net loss to net cash used by operating activities:
Write-off of mineral property costs	42	42	-
Depreciation	1,006	1,006	-
Accrued interest on convertible debentures	2,470	2,470	-
Stock-based compensation	273,469	-	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(19,843)	(19,432)	1,651
Accounts payable and accrued liabilities	39,772	28,583	10,734
Due to related parties	19,122	12,648	4,763

Net Cash Used by Operating Activities	(1,649,114)	(1,575,719)	(565)

Cash Flows to Investing Activities

Purchase of property and equipment	(3,017)	(3,017)	-

Net Cash Used by Investing Activities	(3,017)	(3,017)	-
Cash Flows to Financing Activities

Proceeds from issuance of convertible debentures	899,656	899,656	-
Proceeds from issuance of common stock/subscriptions received	1,019,401	945,000	-

Net Cash Provided by Financing Activities	1,919,057	1,844,656	-

Net Increase (Decrease) in Cash	266,926	265,920	(565)

Cash - Beginning of Period	-	1,006	1,571

Cash - End of Period	266,926	266,926	1,006

Non-Cash Investing and Financing Activities:

Stock-based compensation	273,469	-	-
Stock issued in payment of advances	1,489	-	-
Stock issued in payment of mining claims	42	-	-
Conversion of debentures into common shares	902,126	902,126	-

Supplemental Disclosures:

Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

Aberdene Mines Limited
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2004
(expressed in U.S. dollars)

					Deficit
				Additional	Accumulated
	Common Stock		Additional	Common	During the
		Par	Paid-in	Stock	Development
	Shares	Value	Capital	Subscribed	Stage	Total
	#	$	$	$	$	$

Balance - January 21, 2000 (Date of Inception)	-	-	-	-	-	-

Issuance of stock for services and payment of advances for $0.002 per share	138,000,000	1,380	273,620	-	-	275,000

Net loss for the period	-	-	-	-	(290,820)	(290,820)

Balance - June 30, 2000	138,000,000	1,380	273,620	-	(290,820)	(15,820)

Net loss for the year	-	-	-	-	(11,766)	(11,766)

Balance - June 30, 2001	138,000,000	1,380	273,620	-	(302,586)	(27,586)

Sale of common stock for cash at $0.0036 per share	20,534,814	205	74,196	-	-	74,401

Net loss for the year	-	-	-	-	(43,817)	(43,817)

Balance - June 30, 2002	158,534,814	1,585	347,816	-	(346,403)	2,998

Net loss for the year	-	-	-	-	(17,713)	(17,713)

Balance - June 30, 2003	158,534,814	1,585	347,816	-	(364,116)	(14,715)

Cancellation of shares owned by a director (Note 6(b))	(88,000,000)	(880)	880	-	-	-

Conversion of debentures (Note 6(c) and (f))	-	-	-	902,126	-	902,126

Sale of common stock for cash at $1.50 per share (Note 6(d))	700,000	7	1,049,993	-	-	1,050,000

Stock issuance costs	-	-	(105,000)	-	-	(105,000)

Net loss for the year	-	-	-	-	(1,601,036)	(1,601,036)

Balance - June 30, 2004	71,234,814	712	1,293,689	902,126	(1,965,152)	231,375

On January 6, 2004, the Company issued 1.3 additional shares for each common share outstanding effective as of the record date of January 5, 2004. On June 16, 2004, the Company issued 1 additional share for each common share outstanding effective as of the record date of June 14, 2004. All per share amounts have been retroactively adjusted to reflect these stock dividends.

The accompanying notes are an integral part of these financial statements

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

1. Exploration Stage Company

Aberdene Mines Limited (the "Company") was incorporated in the State of Nevada, U.S.A. on January 21, 2000. The Company's principal business plan is to acquire, explore and develop mineral properties and ultimately seek earnings by exploiting mineral claims. Refer to Note 4 for mineral properties acquired.

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. The Company has raised additional capital during the period through the issue of convertible debentures, as described in Note 6. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which was declared effective.

2. Summary of Significant Accounting Policies

  Year End
  The Company's year-end is June 30.

  Basis of Accounting
  These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars.

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

  Property and Equipment
  Property and equipment consists of computer equipment, which is recorded at cost and depreciated over its estimated useful life of three years on a straight-line basis.

  Long-Lived Assets
  In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

  Aberdene Mines Limited
  (An Exploration Stage Company)
  Notes to the Financial Statements
  (expressed in U.S. dollars)

  2. Summary of Significant Accounting Policies (continued)

  Foreign Currency Translation
  The Company's functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

  Financial Instruments
  Financial instruments which include cash, prepaid expenses and deposits, accounts payable, accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

  Income Taxes
  Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

  Mineral Property Costs
  The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

  Comprehensive Loss
  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

  Stock-Based Compensation
  The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant.

  Aberdene Mines Limited
  (An Exploration Stage Company)
  Notes to the Financial Statements
  (expressed in U.S. dollars)

  2. Summary of Significant Accounting Policies (continued)

  Stock-Based Compensation (continued)
  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

  During the year, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

  Recent Accounting Pronouncements
  In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB 101, "Revenue Recognition in Financial Statements". The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

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

  Reclassifications

  Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

3. Property and Equipment

	Cost $	Accumulated Depreciation $	June 30, 2004 Net Carrying Value $	June 30, 2003 Net Carrying Value $

Computer equipment	3,017	1,006	2,011	-

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

4. Mineral Properties

  In January 2000, the Company acquired 100% of the rights, titles and interests in six mining claims, located in the Casino-Red Cap property, British Columbia, Canada, from its former President and director. Payment of $42 was required to record the six mining claims. These amounts were paid by the shareholders and repaid by the Company in the form of common stock. The former President originally purchased the claims; however, title to the claims has been conveyed to the Company via an unrecorded deed. During the year, the Company relinquished its rights to these claims.

  The Company entered into a Letter of Intent dated January 29, 2004 to acquire a 100% interest in the Gold Hill Project located in the Gold Hill Mining District, Colorado. The Company paid $60,000 upon signing the Letter of Intent and a further $50,000 to extend the deadline to sign an option agreement. This Letter of Intent was replaced by another Letter of Intent dated April 16, 2004 under which the Company can acquire 75% of the Optionor's interest in property, which is currently 50%. The Optionor has undertaken to acquire the remaining 50% interest in the property by conversion to a 5% net smelter return royalty. Under the terms of the proposed agreement, the Company must make a cash payment of $10,000 upon the execution of the agreement, and a further $100,000 by the first anniversary of the agreement. The Company must also issue 600,000 shares in various stages as follows: 200,000 shares within 30 days of execution of the agreement, and 400,000 shares by the first anniversary of the agreement. The Company must incur expenditures of not less than $1,500,000 in various stages as follows: $750,000 by the first anniversary of this agreement, and an additional $750,000 by the second anniversary of this agreement.

  The Company entered into a Letter of Intent dated February 18, 2004 to acquire a 75% interest in the Tuscarora Gold Project located in the Elko County, Nevada. The Company paid $60,000 upon signing the Letter of Intent and a further $30,000 to extend the deadline to sign an option agreement. This Letter of Intent was replaced by an option agreement dated April 8, 2004 under which the Company can acquire 75% of the Optionor's interest in property. Under the terms of the option agreement, the Company must make a cash payment of $25,000 upon the execution of the option agreement (paid) and issue 600,000 shares in various stages as follows: 200,000 shares within 5 business days of the acquisition (issued subsequently) by the Optionor of certain claims subject to this option agreement, and 400,000 shares on the first anniversary of the option agreement. The Company must also incur expenditures of not less than $3,000,000 in various stages as follows: $750,000 by the first anniversary, an additional $1,000,000 by the second anniversary, and an additional $1,250,000 by the third anniversary. The property is subject to a 3% net smelter return royalty.

  On March 18, 2004, the Company was granted an option to acquire a 100% interest, subject to a 2% net smelter royalty, in the New York Canyon Copper Project located in Mineral County, Nevada. Under the terms of the option agreement, the Company must make cash payments of $460,000 (or share issuances at the election of the Optionors) in various stages as follows: $30,000 upon execution of the option agreement (paid), $60,000 (or 200,000 shares) on the first anniversary; $120,000 (or 400,000 shares) on the second anniversary; and $250,000 (or 300,000 shares) on the third anniversary. The Company must also issue 2,000,000 shares in various stages as follows: 500,000 shares upon execution of the option agreement (the 500,000 shares were issued subsequently), 500,000 shares on the first anniversary; 500,000 shares on the second anniversary; and 500,000 shares on the third anniversary. The Company must incur expenditures of not less than $2,250,000 in various stages as follows: $500,000 by December 31, 2004, an additional $750,000 by December 31, 2005, and an additional $1,000,000 by December 31, 2006.

  The Company entered into an option agreement dated April 15, 2004 under which the Company can acquire 75% of the Optionor's interest in the Cornucopia property located in Elko County, Nevada. Under the terms of the option agreement, the Company must make a cash payment of $25,000 upon the execution of the option agreement (paid) and issue 400,000 shares in various stages as follows: 200,000 shares within 5 business days of the acquisition (issued subsequently) by the Optionor of certain claims subject to this option agreement, and 200,000 shares on the first anniversary. The Company must also incur expenditures of not less than $2,000,000 in various stages as follows: $500,000 by the first anniversary of this agreement, an additional $1,000,000 by the second anniversary, and an additional $1,500,000 by the third anniversary.

5. Related Party Transactions/Balances

  At June 30, 2004, the Company was indebted to the former President of the Company for $15,613, which is non-interest bearing, unsecured and due on demand.

  The Company paid total consulting fees of $12,350 (2003 - $Nil) to the Chief Financial Officer.

  Aberdene Mines Limited
  (An Exploration Stage Company)
  Notes to the Financial Statements
  (expressed in U.S. dollars)

  5. Related Party Transactions/Balances (continued)

  As at June 30, 2004, the Company was indebted to a company controlled by the President of the Company in the amount of $2,020 for expenses paid on behalf of the Company.

  The Vice President of the Company owns a 22.5% interest in the mineral property being optioned to the Company as described in Note 4(d).

6. Common Stock

  On January 6, 2004, the Company issued 1.3 additional shares for each common share outstanding effective as of the record date of January 5, 2004. On June 16, 2004, the Company issued 1 additional share for each common share outstanding effective as of the record date of June 14, 2004. All per share amounts have been retroactively adjusted to reflect these stock dividends.

  On January 27, 2004, the Company announced a management change and the cancellation of 88,000,000 shares. These shares were returned to treasury for cancellation.

  During the quarter ended March 31, 2004, the Company received proceeds of $799,656 from the issuance of convertible debentures. On March 31, 2004, the holders of the convertible debentures converted their debentures totalling $801,276, including accrued interest of $1,620, into 495,618 Units. Each Unit consists of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $2.00 per share. The exercise period of the warrants is two years from the date of the conversion. The Units are to be issued subsequent to year-end.

  On May 15, 2004, the Company received proceeds of $100,000 from the issuance of a convertible debenture. On June 30, 2004, the holder of the convertible debenture converted the debenture totalling $100,850, including accrued interest of $850, into 53,787 Units. Each Unit consists of one restricted share of common stock and on warrant to acquire an additional restricted share of common stock at an exercise price of $2.00 per share. The exercise period of the warrants is two years from the date of the conversion. The Units are to be issued subsequent to year-end.

  On June 3, 2004, the Company issued 700,000 shares of common stock at $1.50 per share for cash proceeds of $1,050,000. The Company paid commissions of $105,000.

  On June 17, 2004 the Company filed a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission to register 1,000,000 shares of common stock pursuant to the Company's 2004 Non-qualified Stock Option Plan (the "Plan"). The determination of those eligible to receive options under this Plan, and the amount, type, price and timing of each stock option and the terms and conditions shall rest at the sole discretion of the Company's Compensation Committee, subject to the provisions of the Plan.

7. Commitments

  The Company entered into a premises lease agreement for its London, England office. The Company is obligated to pay GBP $2,000 per month until November 30, 2004.

  The Company entered into a consulting agreement with an investor relations firm. The Company is obligated to pay $10,000 per month until May 31, 2005.

8. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $1,691,000 which commence expiring in 2020. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

8. Income Taxes (continued)

The components of the net deferred tax asset at June 30, 2004 and 2003, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2004 $	2003 $

Net Operating Loss	1,601,036	17,713

Statutory Tax Rate	34%	34%

Effective Tax Rate	-	-

Deferred Tax Asset	544,352	6,022

Valuation Allowance	(544,352)	(6,022)

Net Deferred Tax Asset	-	-

9. Subsequent Events

  On July 6, 2004, the Company issued 900,000 shares of common stock pursuant to the terms of the mineral property option agreements.

  On July 7, 2004, the Company issued 200,000 shares of common stock at an aggregate fair value of $728,000 for consulting services to be rendered.

  On July 21, 2004, the Company entered into a fifteen-year renewable lease agreement, which gives the Company the right of exploration and production of minerals in eighteen mineral claims owned by the lessor. The minerals claims are located within the area of the Company's New York Canyon Copper Project. Under the terms of the agreement the Company must make cash payments of $25,000 on execution of the agreement (paid). On the first anniversary of the execution of the agreement the Company must begin payments to the lessor of $1,000 per month, $2,000 per month after the second anniversary and $3,000 per month after the third anniversary for as long as the lease is in effect. In addition, at six and twenty-four months after the execution of the agreement the Company will give, respectively, the lessor 10,000 and 15,000 restricted shares of the Company's common stock.

  On July 29, 2004, the Company arranged for financing from a private European investment company. The financing will involve swapping 500,000 restricted convertible preferred shares of the Company in exchange for common shares of the investment company. The Company plans on selling the shares of the investment company and receive proceeds of approximately $5,000,000. At June 30, 2004 the Company was not authorized to issue preferred shares, but subsequently changed its articles of incorporation so that it will be authorized to issue 100,000,000 preferred shares.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures:   Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)   Changes in Internal Control over Financial Reporting:   There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of our company are as follows:

Name	Age	Position(s)
Brent Jardine	44	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the board of directors
Cameron Reynolds	33	Chief Financial Officer and a member of the board of directors
Timothy Hipsher	54	Secretary and a member of the board of directors
Robert F. Weicker, P. Geo.	51	Vice-President of Exploration and a member of the board of directors

All directors have a term of office expiring at the next annual general meeting of our company, unless re-elected or earlier vacated in accordance with the Bylaws of our company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Set forth below is a brief description of the background and business experience of each our executive officers and directors for the past five years:

On February 23, 2004, Hugh Grenfal, Jr. resigned from the board of directors and Brent Jardine was appointed to fill the vacancy created by Mr. Grenfal's resignation. On the same date, Andrei Stytsenko resigned from the board of directors and Timothy Hipsher was appointed to fill the vacancy created by Mr. Stytsenko's resignation. Messrs. Grenfal's and Stytsenko's resignations were not as a result of any disagreement with us over operations, policies or practices.

Brent Jardine

Mr. Brent Jardine was appointed our President, Chief Executive Officer, Treasurer and Chief Financial Officer on January 27, 2004. He became a member of the board of directors on February 23, 2004. From October 1996 to January 2003, Mr. Jardine was president of La Mancha Resources Inc., a mining company traded on the TSX Venture Exchange. From November 1996 to January 2003, Mr. Jardine was president of X-Tal Minerals Corp., a mining company traded on the TSX Venture Exchange. From March 1989 to January 2001 Mr. Jardine was a director of Silverarrow Explorations Inc., an oil and gas exploration corporation located in Vancouver, British Columbia. From December 1994 to February 2001, Mr. Jardine was director of Pan Ocean Exploration Inc., a mineral exploration company located in Vancouver, British Columbia. From May 1996 to April 2001, Mr. Jardine was a director of Centura Ventures Inc., a mineral exploration company located in Vancouver, British Columbia. From March 1993 to February 2001, Mr. Jardine was a director of Mannix Resources Inc., an oil and gas exploration company located in Vancouver, British Columbia. He will be responsible for executive management functions, including regulatory filing, and our day-to-day administrative operations.

Timothy Hipsher

Mr. Timothy Hipsher has been our Secretary since January 27, 2004. He became a member of the board of directors on February 23, 2004. Since October 2002, Mr. Hipsher has been a business consultant to Quality of Life Corp. located in St. Louis, Missouri. Quality of Life Corp. is an integrated health care company operating assisted living communities and membership programs offering affordable access to health care services. From April 1995 to December 2002, Mr. Hipsher was a partner in Rubicon Capital Corp. located in La Jolla California. Rubicon Capital was a merchant bank focused on small to mid cap technology companies.

Cameron Reynolds

Mr. Cameron Reynolds was appointed our Chief Financial Officer and a Director effective May 10, 2004. From April 1998 to October 2001, Mr. Reynolds was Corporate Secretary of Probio International Inc., a private Delaware company engaged in the business of commercializing intellectual property in the animal biotechnology fields, including transgenisis and cloning research from the University of Hawaii. Probio was sold in 2001 to a Dutch biotechnology company called Pharming BV.. From June 1995 to October 2002, Mr. Reynolds was Vice President and a director of Reynorg Management Inc., a private Canadian company that provided management and capital raising for early stage growth companies in mining and then biotechnology. From February 2004 to the present, Mr. Reynolds is a director of Empress Ventures, a private company incorporated in Perth, Western Australia, which provides services related to preparation of business plans for start-up companies. Mr. Reynolds's role mainly involves identifying new business and helping with business planning. Mr. Reynolds has had extensive international experience specializing in the structuring, management and strategic planning of successful start-up companies. He will be responsible for financial management functions. Mr. Reynolds holds both an MBA and an undergraduate commerce degree from the University of Western Australia, as well as several other industry qualifications.

Robert F. Weicker, P. Geo.

Mr. Robert F. Weicker, P. Geo. was appointed to the board of directors on March 18, 2004. Mr. Weicker also holds the title of Senior Geologist and VP of Exploration. Mr. Weicker has over twenty-five years in the mineral exploration and mining industry, from greenfield exploration to production operations. His early career included serving as a geologist to several Noranda Mines Group companies. Mr. Weicker joined Lac Minerals in 1984, and in 1988, was appointed chief geologist at the Williams mine, the largest gold mine in Canada. In 1989 he assumed the role as chief mining geologist for Equinox Resources Ltd. and was involved with the start-up, development and production of the Van Stone zinc mine in Washington; exploration and development of the Rosebud UG gold mine in Nevada; and direct supervision of a multimillion-dollar development program on a polymetallic deposit in British Columbia, resulting in a significant expansion of reserves and the discovery of the Yellow Jacket zinc deposit. Since 1999, Mr. Weicker has developed his own consulting company, with a focus on Asia, Mongolia and Nevada. He is a graduate of the University of Waterloo in Ontario with an honours earth science, and is a professional geoscientist of the Association of Professional Engineers and Geoscientists of British Columbia.

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

Family Relationships

There is no family relationship between any director, executive officer or person nominated or chosen by us to become a director or executive officer of our company.

Compliance with Section 16 (a) of the Exchange Act

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2004 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements, with the exception of the following:

Name	# of Late Reports	# of Transactions Reported Late	Known Failure to File a Report
Brent Jardine	3	2	Failed to file Form 3, 4 or 5
Cameron Reynolds	1	None	Failed to file Form 3
Timothy Hipsher	1	None	Failed to file Form 3
Robert F. Weicker, P. Geo.	1	None	Failed to file Form 3

Audit Committee and Charter

We do not have a separately-designated audit committee of the Board or any other Board-designated committee. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

ITEM 10.   EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to all executive officers and directors (the "Named Executive Officers") during the three most recent fiscal years.

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Brent Jardine President, CEO & Director	2004 2003 2003	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Cameron Reynolds CFO & Director	2004 2003 2002	0 0 0	0 0 0	12,350 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Timothy Hipsher Secretary & Director	2004 2003 2002	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Robert F. Weicker Vice-President of Exploration & Director	2004 2003 2002	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Hugh Grenfal, Jr. Former President, CEO, Treasurer, CFO & Director	2004 2003 2002	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Andrei Stytsenko Former Secretary & Director	2004 2003 2002	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

A

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs, have been made to any executive officer or any director during the year ended June 30, 2004, accordingly, no stock options were exercised by any of the officers or directors in fiscal 2004.

Long-Term Incentive Plan Awards

Other than our 2004 Nonqualified Stock Option Plan described in Item 5,under the heading Securities authorized for issuance under equity compensation plans, we do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

The directors did not receive any other compensation for serving as members of the board of directors. However, we periodically grant incentive stock options to our directors in consideration for them providing their services as directors. Our 2004 Non-Qualified Stock Option Plan permits the grant of incentive stock options to our directors. There are no contractual arrangements with any member of the board of directors. We do not intend to pay any additional compensation to our directors.

We have not entered into employment contracts with any of our executive officers. We do not expect to pay any salaries to any of our officers until such time as we have sufficient capital resources to do so. We do not anticipate paying any salaries to our officers until fiscal 2005.

Indemnification

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 17 , 2004, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percent of Class(1)
Common Shares	Brent Jardine 409 Granville Street Suite 1450 Vancouver, British Columbia, Canada V6C 1T2	49,999,998	69.12%
Common Shares	Cameron Reynolds 222 - 12 St. James Square London, England SW1Y4RB	Nil	Nil
Common Shares	Timothy Hipsher 700 - 101 Convention Center Drive Las Vegas, Nevada 89109	Nil	Nil
Common Shares	Robert F. Weicker 1410 - 650 West Georgia Street Vancouver, British Columbia Canada V6B 4N8	Nil	Nil
Common Shares	All Directors and Executive Officers as a Group (4 Persons)	49,999,998	69.12%

(1)     As at September 17, 2004, there were 72,334,814 shares of our common stock issued and outstanding.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company which may result in a change in control of our company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At June 30, 2004, we were indebted to the former President of our company for $15,613, which is non-interest bearing, unsecured and due on demand. We owe $2,020 to a company controlled by our President for expense reimbursements. Robert Weicker, our Vice-President Exploration owns a 22.5% interest in the New York Canyon Copper Project in which we have an option to acquire an interest. See also Executive Compensation in Item 10.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

All figures below have been adjusted to reflect the stock dividend of one additional share for each share held by shareholders of record as of June 14, 2004.

On September 28, 2004, we filed a Form 8-K to provide updated information regarding our exploration programs and the share transaction with Langley Park Investments PLC ("Langley Park") described below.

On August 2 and 20, 2004, we filed Form 8-Ks regarding the Convertible Preferred Stock Purchase Agreement dated July 29, 2004 with Langley Park Investments PLC, a corporation organized and existing under the laws of England and Wales wherein we agreed to sell to Langley Park 500,000 restricted shares of our Series A 0% Convertible Preferred Stock (the "Preferred Shares") in exchange for 2,753,304 ordinary shares of Langley Park..

On July 22, 2004, we filed a Form 8-K regarding the signing of our mining lease with Jaycor Mining Inc. regarding a property package of eighteen (18) patented mineral claims located within our New York Canyon Project.

On July 13, 2004, we filed a Form 8-K regarding our acquisition from Cruson & Pansze, Geologists, LLC, of the rights to exploration data pertaining to certain of our mineral properties in the Tuscarora Gold Project located in the Tuscarora Mining District, Nevada.

On July 12, 2004, filed a Form 8-K regarding our acquisition, from a professional geologist, of the rights to an extensive exploration data package on our New York Canyon Project.

On June 18, 2004, we filed a Form 8-K regarding the opening of our London office which will serve as the center of European operations and allow us further access to the London financial community.

On June 10, 2004, we filed a Form 8-K regarding our declaration on June 4, 2004 of a stock dividend of one additional share of common stock for each one share outstanding.

On June 4, 2004, we filed a Form 8-K regarding the closing of our private placement financing of 700,000 shares of common stock to raise proceeds of $1,050,000.

On May 14, 2004, we filed a Form 8-K regarding our letter of intent with Consolidated Global Minerals Ltd. ("Global") whereby subject to our satisfactory due diligence, we may be granted an option to acquire a 75% interest in Global's interest in the Slide Mine and Horsefal Projects.

On May 11, 2004, we filed a Form 8-K regarding the appointment of Cameron Reynolds as the Chief Financial Officer and Director.

On April 30, 2004, we filed a Form 8-K regarding a formal option agreement to earn a 75% interest from Consolidated Global Minerals Ltd. on a land package known as the Cornucopia Project

On April 26, 2004, we filed a Form 8-K regarding a formal option agreement to earn a 75% interest from Consolidated Global Minerals Ltd. on a land package known as the Tuscarora Gold Project

On April 8, 2004, we filed a Form 8-K regarding a formal option agreement dated March 18, 2004 with Nevada Sunrise LLC and other persons whereby we were granted an option to acquire a 100% interest in the New York Canyon Copper Project.

On April 6, 2004, we filed a Form 8-K regarding the conversion on March 31, 2004 of three convertible debentures into units comprised of restricted shares of common stock and warrants.

Exhibits

The following exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation. (1)
3.2	Bylaws. (1)
4.1	Specimen Stock Certificate. (1)
10.1	Casino 1 Claim. (1)
10.2	Casino 2 Claim. (1)
10.3	Casino 3 Claim. (1)
10.4	Casino 4 Claim. (1)
10.5	Casino 5 Claim. (1)
10.6	Casino 6 Claim. (1)
10.7	Statement of Trustee. (1)
10.8	Letter of Intent regarding the Gold Hill Project. (4)
10.9	Letter of Intent regarding the Tuscarora Project. (6)
10.10	Property Option Agreement with Nevada Sunrise LLC regarding the New York Canyon Project. (7)
10.11	2004 Nonqualified Stock Option Plan. (8)
10.12	Convertible Preferred Stock Purchase Agreement date July 29, 2004. (9)
10.13	Debenture Purchase Agreement with Astra Star Limited (10)
10.14	Convertible, Callable, Subordinated Debenture with Astra Star Limited (10)
10.15	Debenture Purchase Agreement with Norad Limited (10)
10.16	Convertible, Callable, Subordinated Debenture with Norad Limited (10)
10.17	Debenture Purchase Agreement with Riannon Limited (10)
10.18	Convertible, Callable, Subordinated Debenture with Riannon Limited (10)
10.19	Property Option Agreement with Consolidated Global Minerals Ltd. regarding the Tuscarora Gold Project. (10)

10.20	Property Option Agreement with Consolidated Global Minerals Ltd. regarding the Cornucopia Project. (10)
10.21	Letter of Intent with Consolidated Global Minerals Ltd. regarding the Slide Mine and Horsefal Projects. (10)
10.22	Mining Lease with Jaycor Mining, Inc. (10)
10.23	Publicity Agreement with Capital Financial Media, Inc. (10)
10.24	Consulting Agreement with Kirin Venture Capital Corp. (10)
14.1	Code of Ethics. (3)
16.1	Letter from Williams & Webster, P.S. (2)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (10)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (10)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (10)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (10)
99.1	Audit Committee Charter. (3)
99.2	Disclosure Committee Charter. (3)
99.3	Stock Purchase Agreement. (5)

(1)    Previously filed as an exhibit to the Registrant's Registration Statement on Form SB-2 filed on April 26, 2000.

(2)     Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on November 5, 2002.

(3)     Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB filed on August 26, 2003.

(4)     Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 30, 2004.

(5)     Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 10, 2004.

(6)     Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 20, 2004.

(7)     Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2004.

(8)     Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 filed on June 17, 2004.

(9)     Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on August 20, 2004.

(10)     Filed as an exhibit to this Annual Report on Form 10-KSB.

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

2004 - $6,350 Manning Elliott
2003 - $1,800 Manning Elliott
2003 - $4,410 Williams & Webster (our previous principal accountant)

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2004 - $425 - Manning Elliott
2003 - $nil - Manning Elliott

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2004 - $nil- Manning Elliott
2003 - $nil - Manning Elliott

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2004 - $nil - Manning Elliott
2003 - $nil - Manning Elliott

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of October, 2004.

ABERDENE MINES LIMITED (Registrant)
BY:	/s/ Brent Jardine Brent Jardine, President, Principal Executive Officer, Treasurer
/s/ Cameron Reynolds Cameron Reynolds, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

Signatures	Titles	Date
/s/ Brent Jardine Brent Jardine	President, Principal Executive Officer, Treasurer and a member of the board of directors	10/06/2004
/s/ Cameron Reynolds Cameron Reynolds	Principal Financial Officer, Principal Accounting Officer and a member of the board of directors	10/06/2004
/s/ Robert Weicker Robert Weicker	Vice President of Exploration and a member of the board of directors	10/06/2004
______________________ Timothy Hipsher	Secretary and a member of the board of directors	10/06/2004