Form 10QSB
period 2004-09-30
ABERDENE MINES LTD
filed 2004-11-22
CIK 1112706

====================================================================================

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission File Number 0-33189

ABERDENE MINES LTD.
 ---------------------------------------------------------------
(Exact name of registrant as specified in its charter)

NEVADA	88-0454892
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Suite 700
101 Convention Center Drive
Las Vegas, Nevada, 89109
-----------------------------------------------------------------------------------------
(Address of Principal Executive Offices) (Zip Code)

(702) 939-5389
 -------------------
(Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [     ]

There were 72,334,814 shares of common stock and 500,000 shares of Series A Preferred stock outstanding as of November 9, 2004.

There were additional commitments to issue 549,405 shares of common stock as of November 9, 2004. (See PART II, ITEM 2.)

Authorized share capital of the registrant at November 9, 2004: 100,000,000 common shares, par value of $0.00001, 100,000,000 preferred shares, par value $0.00001

The Company recorded $nil revenue for the quarter ended September 30, 2004.

===================================================================================

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THERE MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS RELATED TO MINERAL EXPLORATION AND DEVELOPMENT.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page Number

Balance Sheets	3
Statement of Operations	4
Statements of Cash Flows	5
Notes to the Financial Statements	6-11

Aberdene Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	September 30, 2004 $	June 30, 2004 $
	(unaudited)	(audited)

ASSETS

Current Assets

Cash	32,217	266,926
Prepaid expenses and deposits	7,760	19,843

Total Current Assets	39,977	286,769

Property and Equipment (Note 3)	1,760	2,011

Total Assets	41,737	288,780

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	41,444	22,461
Accrued liabilities	15,793	17,311
Due to related parties (Note 5)	31,573	17,633
Convertible debenture (Note 6)	54,207	-

Total Liabilities	143,017	57,405

Contingency (Note 1)
Commitments (Notes 4 and 8)
Subsequent Event (Note 9)

Stockholders' Equity (Deficit)

Preferred Stock Authorized: 100,000,000 shares, par value $0.00001 Issued: Nil shares Common Stock (Note 7) Authorized: 100,000,000 shares, par value $0.00001 Issued: 72,334,814 shares and 71,234,814 shares respectively	721	712

Additional Paid-in Capital	2,076,680	1,293,689

Additional Common Stock Subscribed	902,126	902,126

Equity Portion of Convertible Debenture (Note 6)	31,134	-

Deficit Accumulated During the Exploration Stage	(3,111,941)	(1,965,152)
Total Stockholders' Equity (Deficit)	(101,280)	231,375
Total Liabilities and Stockholders' Equity (Deficit)	41,737	288,780

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from January 21, 2000 (Date of Inception) to September 30,	For the Three Months Ended September 30,
	2004	2004	2003
	$	$	$

Revenue	-	-	-

Expenses

Depreciation	1,257	251	-
General and administrative	74,837	31,041	17
Interest on convertible debentures	2,968	498	-
Investor relations	964,889	75,234	25
Management and consulting fees (Note 5 (b))	304,600	15,769	-
Mineral property costs	1,423,399	928,058	-
Professional fees	180,205	50,969	748
Travel	159,786	44,969	-
Total Expenses	3,111,941	1,146,789	790
Net Loss for the Period	(3,111,941)	(1,146,789)	(790)

Net Loss Per Share - Basic and Diluted		(0.06)	-

Weighted Average Shares Outstanding		72,303,000	158,535,000

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended September 30,
	2004	2003
	$	$
Cash Flows to Operating Activities

Net loss for the period	(1,146,789)	(790)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	251	-
Accrued interest on convertible debentures	498	-
Stock issued for mineral properties	783,000	-

Changes in operating assets and liabilities:
Prepaid expenses and deposits	12,083	-
Accounts payable and accrued liabilities	17,308	148
Due to related parties	13,940	-
Net Cash Used by Operating Activities	(319,709)	(642)

Cash Flows to Financing Activities

Proceeds from issuance of convertible debentures	85,000	-
Net Cash Provided by Financing Activities	85,000	-

Decrease in Cash	(234,709)	(642)

Cash - Beginning of Period	266,926	1,006
Cash - End of Period	32,217	364

Non-Cash Investing and Financing Activities:

Stock issued in payment of mining claims	783,000	-

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

1.	Exploration Stage Company

Aberdene Mines Limited (the "Company") was incorporated in the State of Nevada, U.S.A. on January 21, 2000. The Company's principal business plan is to acquire, explore and develop mineral properties and ultimately seek earnings by exploiting mineral claims. Refer to Note 4 for mineral properties acquired.

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. If the Company locates a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. The Company has a working capital deficit of $103,040 as at September 30, 2004 and has accumulated losses from inception to September 30, 2004 totalling $3,111,941. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company seeks to raise up to $5,000,000 pursuant to a proposed financing discussed in Note 9.
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

d)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.
e)	Property and Equipment
Property and equipment consists of computer equipment, which is recorded at cost and depreciated over its estimated useful life of three years on a straight-line basis.
f)	Long-Lived Assets

In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

g)	Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

h)	Financial Instruments

Financial instruments which include cash, prepaid expenses and deposits, accounts payable, accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, "Accounting for Income Taxes", as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

j)	Mineral Property Costs

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. If it is determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

k)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

l)	Basic and Diluted Net Income (Loss) Per Share

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

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)
number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.
m)	Stock-Based Compensation

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

The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148), which requires more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

n)	Recent Accounting Pronouncements

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

o)	Interim Financial Statements

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

3.	Property and Equipment

	Cost $	Accumulated Depreciation $	September 30, 2004 Net Carrying Value $ (unaudited)	June 30, 2004 Net Carrying Value $ (audited)

Computer equipment	3,017	1,257	1,760	2,011

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

4.	Mineral Properties
a)

By option agreement dated March 18, 2004, the Company was granted an option to acquire a 100% interest, subject to a 2% net smelter royalty, in the New York Canyon Copper Project located in Mineral County, Nevada. Under the terms of the option agreement, the Company must make cash payments of $460,000 (or share issuances at the election of the Optionors) in various stages as follows: $30,000 upon execution of the option agreement (paid), $60,000 (or 200,000 shares) on the first anniversary; $120,000 (or 400,000 shares) on the second anniversary; and $250,000 (or 300,000 shares) on the third anniversary. The Company must also issue 2,000,000 shares in various stages as follows: 500,000 shares upon execution of the option agreement (issued at a fair value of $435,000), 500,000 shares on the first anniversary; 500,000 shares on the second anniversary; and 500,000 shares on the third anniversary. The Company must incur expenditures of not less than $2,250,000 in various stages as follows: $500,000 by December 31, 2004, an additional $750,000 by December 31, 2005, and an additional $1,000,000 by December 31, 2006.

b)

On July 21, 2004, the Company entered into a fifteen-year renewable lease agreement, which gives the Company the right of exploration and production of minerals in eighteen mineral claims owned by the lessor. The minerals claims are located within the area of the Company's New York Canyon Copper Project. Under the terms of the agreement the Company must make cash payments of $25,000 on execution of the agreement (paid). On the first anniversary of the execution of the agreement the Company must begin payments to the lessor of $1,000 per month, $2,000 per month after the second anniversary and $3,000 per month after the third anniversary for as long as the lease is in effect. In addition, at six and twenty-four months after the execution of the agreement the Company will give the lessor, respectively, 10,000 and 15,000 restricted shares of the Company's common stock. This agreement is subject to a Net Smelter Interest (NSR)payable to two parties (1.75% NSR + 0.57% NSR). The 1.75% is terminated upon payments of US$2,000,000; then the second party will retain 1.5% NSR which will revert to 0.5% after an additional US$2,000,000 is paid.

c)

The Company entered into an option agreement dated April 15, 2004 under which the Company can acquire 75% of the Optionor's interest in the Cornucopia property located in Elko County, Nevada. Under the terms of the option agreement, the Company must make a cash payment of $25,000 upon the execution of the option agreement (paid) and issue 400,000 shares in various stages as follows: 200,000 shares within 5 business days of the acquisition (issued at a fair value of $174,000) by the Optionor of certain claims subject to this option agreement, and 200,000 shares on the first anniversary. The Company must also incur expenditures of not less than $2,000,000 in various stages as follows: $500,000 by the first anniversary of this agreement, an additional $1,000,000 by the second anniversary, and an additional $1,500,000 by the third anniversary.

d)

The Company entered into a Letter of Intent dated February 18, 2004 to acquire a 75% interest in the Tuscarora Gold Project located in the Elko County, Nevada. The Company paid $60,000 upon signing the Letter of Intent and a further $30,000 to extend the deadline to sign an option agreement. This Letter of Intent was replaced by an option agreement dated April 8, 2004 under which the Company can acquire 75% of the Optionor's interest in property. Under the terms of the option agreement, the Company must make a cash payment of $25,000 upon the execution of the option agreement (paid) and issue 600,000 shares in various stages as follows: 200,000 shares within 5 business days of the acquisition (issued at a fair value of $174,000) by the Optionor of certain claims subject to this option agreement, and 400,000 shares on the first anniversary of the option agreement. The Company must also incur expenditures of not less than $3,000,000 in various stages as follows: $750,000 by the first anniversary, an additional $1,000,000 by the second anniversary, and an additional $1,250,000 by the third anniversary. The property is subject to a 3% net smelter return royalty.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

4.	Mineral Properties (continued)
e)

The Company entered into a Letter of Intent dated January 29, 2004 to acquire a 100% interest in the Gold Hill Project located in the Gold Hill Mining District, Colorado. The Company paid $60,000 upon signing the Letter of Intent and a further $50,000 to extend the deadline to sign an option agreement. This Letter of Intent was replaced by another Letter of Intent dated April 16, 2004. The Company's due diligence period expired on August 16, 2004, but was extended by a further 90 days for the purpose of determining whether to enter into a formal option agreement. The Company has decided not to proceed into a formal option agreement and has cancelled the Letter of Intent.

5.	Related Party Transactions/Balances
a)

At September 30, 2004, the Company was indebted to the Chief Financial Officer for $13,822 and to the former President of the Company for $15,613. These amounts are non-interest bearing, unsecured and due on demand.

b)	During the three months ended September 30, 2004 the Company paid total consulting fees of $12,666 (2003 - $Nil) to the Chief Financial Officer and $3,103 to a Director of the Company.
c)	As at September 30, 2004, the Company was indebted to a company controlled by the President of the Company in the amount of $2,138 for expenses paid on behalf of the Company.
d)	The Vice President of the Company owns a 22.5% interest in the mineral property being optioned to the Company as described in Note 4(d).
6.	Convertible Note

On September 22, 2004, the Company issued a convertible debenture for $85,000 in cash proceeds. The debenture matures on September 22, 2006, is unsecured and is convertible into units at a conversion price of $0.70 per unit. Each unit will consist of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock for two years at an exercise price of $0.86 per share. The holder must convert all of the principal and accrued interest. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of September 30, 2004, $157 of interest was accrued.

The estimated equity value of the conversion feature of the convertible debenture of $31,134 is included as a separate component of shareholders' equity. The equity component was calculated based on the fair value of the warrants using the Black-Scholes Model, using a risk free interest rate of 1.94%, 50% volatility and an expected life of two years. The remaining portion of $53,866 was classified as a long-term liability. The debt component is being accreted to its face value at maturity over the term of the debt through a charge to interest expense.

7.	Common Stock
a)	On July 6, 2004, the Company issued 900,000 shares of common stock pursuant to the terms of the mineral property option agreements.
b)

During the quarter ended March 31, 2004, the Company received proceeds of $799,656 from the issuance of convertible debentures. On March 31, 2004, the holders of the convertible debentures gave notice to convert their debentures totalling $801,276, including accrued interest of $1,620, into 495,618 units. Each Unit consists of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $2.00 per share. The exercise period of the warrants is two years from the date of the conversion. The units are to be issued subsequent to September 30, 2004.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

7.	Common Stock (continued)
c)

On May 15, 2004, the Company received proceeds of $100,000 from the issuance of a convertible debenture. On June 30, 2004, the holder of the convertible debenture gave notice to convert the debenture totalling $100,850, including accrued interest of $850, into 53,787 units. Each Unit consisted of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $2.00 per share. The exercise period of the warrants is two years from the date of the conversion. The units are to be issued subsequent to September 30, 2004.

8.	Commitments
a)	The Company entered into a premises lease agreement for its London, England office. The Company is obligated to pay GBP approximately $2,000 per month until November 30, 2004.
b)	The Company entered into a consulting agreement with an investor relations firm. The Company is obligated to pay $10,000 per month until May 31, 2005.
9.	Subsequent Event

On September 3, 2004, the Company obtained written consent from a shareholder (who also serves as the Company's President & CEO) holding 69.12% of the outstanding common shares to amend its Articles of Incorporation to issue up to 100 million preferred shares with a par value of $0.0001. The preferred shares are issuable in series and all corresponding rights and restrictions are to be determined by the Company's Board of Directors.

Under the terms of an agreement dated July 29, 2004, the Company issued 500,000 restricted Series A Convertible preferred shares in exchange for 2,753,304 ordinary shares of a European investment company. The Company plans to sell these shares on the London Stock Exchange and hopes to receive proceeds of approximately $5,000,000.

The Series A preferred shares which were created for this transaction, are convertible by the holder at the lesser of (a) the fixed conversion price of $1.75, as may be adjusted in certain circumstances or (b) 80% of the average of the three lowest "per share market values" for the common stock over the ten trading days preceding the date of conversion, but in no event less than 5% of the fixed conversion price. The shares of common stock issued on conversion will be subject to a two-year resale restriction until July 29, 2006. The Series A preferred shares were issued on October 4, 2004.

Item 2. Management's Plan of Operation

Aberdene Mines Ltd. was incorporated under the laws of the state of Nevada on January 21, 2000. Our fiscal year end is June 30. Our shares of common stock are quoted in the United States on the National Association of Securities Dealers Over the Counter Bulletin Board (the "OTCBB") with the symbol "ABRM".

We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves, which are not in either the development or production stage. We intend to conduct exploration activities on several properties. We do not own record title to any of the properties. There is no assurance that a commercially viable mineral deposit exists on our properties and further exploration will be required before a final evaluation as to the economic feasibility is determined.

We have never had revenues from our operations. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations.

We have never had any bankruptcy, receivership, or similar proceedings, or any material reclassification, merger, consolidation or purchase of sale of a significant amount of assets in the ordinary course of business.

Mineral Property Activities During the Quarter

The foregoing is a discussion of activities undertaken during the quarter ended September 30, 2004 on the mineral properties in which we have an option to earn interests. For further background information, please also refer to our Annual Report on Form 10KSB for our fiscal year ended June 30, 2004, filed on October 8, 2004.

Mineral County, Nevada - New York Canyon Project

On July 7, 2004, we received a data package related to the New York Canyon project, on which we have been granted an option to acquire an interest from the owner of the claims. The New York Canyon project is located in Mineral County Nevada, seven miles east of the village of Luning and 32 miles from the town of Hawthorne. It is comprised of 226 unpatented mineral claims representing approximately 4,535 acres in total.

The data package consisted of maps, reports, drill logs, sample results, and other exploration data, which has been compiled over the past two decades by various mining companies. This area was previously explored by Banner Mining Company (acquired by Amax Inc.), Conoco Ltd., and Kookaburra Gold Corp.

We believe the data package will contribute to the generation of a computer model that will allow us to improve exploration targeting.

On July 22, 2004 we leased eighteen patented mineral claims located within our New York Canyon project from Jaycor Mining Inc. These claims supplement our existing position in the area. The 15-year renewable mineral leases require payments of cash and shares to Jaycor. Under the terms of the agreement, we paid $25,000 on execution. Commencing on the first anniversary, we must make monthly payments of $1,000 during the first year, $2,000 monthly during the second year, and $3,000 monthly thereafter as long as the lease is in effect. In addition, at intervals of six and twenty-four months subsequent to execution of the agreement, we are required to issue to the lessor 10,000 and 15,000 restricted shares of our common stock. This agreement is subject to a net smelter royalty (NSR) payable to two parties (1.75% NSR + 0.57% NSR). The 1.75% NSR may be terminated upon payment of US$2,000,000, a which point the second party will retain a 1.5% NSR, which will revert to 0.5% if an additional US$2,000,000 is paid.

During the quarter we set our budget for the Stage 1 exploration program on the New York Canyon Project. We plan to complete these exploration activities by December 31, 2004 at an estimated cost as follows:

Property related payments	$ 67,600
Data acquisition	15,000
Permitting and insurance	12,000
Environmental	1,600
Sampling	9,000
Drilling activities	150,000
Compilation and reporting	8,000
CONTINGENCY	30,000

NEVADA SUNRISE (Grantor of our option)
Management Fee	48,900
Past due expenses and advances	15,000

TOTAL FIRST STAGE BUDGET	357,100

We commenced initial exploration drilling on Longshot Ridge in early November 2004. As of the date of this report, we are currently drilling the first drill hole of our exploration program. We expect to terminate at a depth of 350 feet. Core recovery is generally 100% and the first samples have been sent for assay testing.

Our further planned activities in subsequent stages will focus on further exploration and development on the New York Canyon claims. We are planning to test multiple new target areas indicated by comprehensive geophysical programs of ground magnetics and induced polarization, followed by a combined program of reverse circulation and diamond drilling.

We incurred $85,000 in cash and issued 500,000 of our common shares with a fair value of $435,000 for direct expenditures on the New York Canyon property during the quarter ended September 30, 2004. These amounts were payable under the various lease and option agreements.

Elko County, Nevada - Cornucopia Project

We did not undertake any exploration or development activities during the first quarter. Our sole activities consisted of making the required payments under our option agreement with the owner of the property.

We incurred $26,148 in cash and issued 200,000 of our Common Shares with a fair value of $174,000 for direct expenditures on Cornucopia during the quarter ended September 30, 2004, as required under the option agreement.

Elko County, Nevada - Tuscarora Gold Project

We did not undertake any exploration or development activities during the quarter ended September 30, 2004. Our sole activities consisted of making the required payments under our option agreement with the owner of the property.

We incurred $6,766 in cash and issued 200,000 of our common shares with a fair value of $174,000 for direct expenditures on Tuscarora during the quarter ended September 30, 2004, as required under the option agreement.

Colorado Properties - Slide Mine and Horsefal Projects

During the quarter, we made the decision to terminate our letter of intent with the owner of these claims and abandoned efforts to conduct any further due diligence.

Results of Operations

Please refer to our interim financial statements for the three months ended September 30, 2004 included herein.

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

We were in the formation stage of our operations for the comparable quarter ended September 30, 2003. Therefore, comparisons with our current quarter are not meaningful.

We incurred a net loss of $1,146,789, or $0.06 per share, for the three months ended September 30, 2004. $928,058 of the total loss was incurred for costs expended under our option agreements over the various mineral properties. This includes the fair value of $783,000 for 900,000 shares of our common stock issued under mineral property option agreements (See Note 4 to our financial statements and PART II, ITEM 2. CHANGES IN SECURITIES). The balance consisted of cash payments required under several option agreements. This includes $65,000 paid regarding the New York Canyon property, $26,000 regarding the Cornucopia property and $25,000 for a new option agreement over claims located in the vicinity of the existing New York Canyon claims.

The balance of our expenses, or 218,731, includes $75,234 of investor relations costs, $50,969 for professional fees and $44, 969 for travel. We also incurred $31,291 for general and administrative costs and $15,769 for management and consulting fees (See ITEM 5. OTHER INFORMATION).

We did not generate any revenue during the period.

Liquidity and Capital Resources

At September 30, 2004, we had a working capital deficiency of $103,040 and cash on hand of $32,217, compared with working capital of $229,364 and cash on hand of $266,926 on June 30, 2004. We used $319,709 of our opening working capital balances for our first quarter operations.

On September 22, 2004, we issued a convertible debenture in the principal amount of $85,000 for cash. The debenture matures on September 22, 2006, is unsecured and may be converted into common shares of our Company at a conversion price of $0.70 per unit. Each unit will consist of one share of common stock and one warrant to acquire an additional share at an exercise price of $0.86 per share for two years. The funds received from the sale of the debenture were used for general working capital purposes.

We utilized a net amount of $234,709 of cash during the first quarter ended September 30, 2004 for our operations.

We have not had revenues from inception. Our company has no assets and without additional capital, we may not be able to survive beyond the next quarter. Although there may be insufficient capital to execute our business plan, we expect to survive with funding from sales of securities and, as necessary, from shareholder loans. There is no assurance we will be successful in raising the necessary funding or on terms that are acceptable to our company.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no significant change in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

On July 6, 2004, we issued 900,000 shares of Common Stock pursuant to the terms of three of our mineral property option agreements. 500,000 shares were issued pursuant to the option agreement over the New York Canyon copper project, under which we were required to issue the shares to the grantor on signing. 200,000 shares were issued to the grantor of the option to purchase the Tuscarora Gold Project pursuant to the terms of the agreement, under which we were required to issue the common shares within 5 business days of the option grant. The balance of 200,000 shares were issued to the grantor of the option agreement over the Cornucopia property, under which we were required to issue the common shares within 5 business days of the option grant. The shares issued under these transactions are restricted and are subject to applicable hold periods.

On July 29, 2004, we executed a Convertible Preferred Stock Purchase Agreement with Langley Park Investments PLC. Under the terms of the agreement, we agreed to issue 500,000 shares of Series A 0% Convertible Preferred Stock in exchange for 2,753,304 Langley Par ordinary shares, 1.0p per share. See ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Please also refer to Exhibit 10.12 filed with our Form 8-K report dated August 20, 2004, for a full description of the terms and conditions for these Series A Preferred shares. The Series A Preferred shares were issued on October 4, 2004.

On September 22, 2004, we issued a convertible debenture in the principal amount of $85,000. The debenture matures on September 22, 2006, is unsecured and is convertible into units at a conversion price of $0.70 per unit. Each unit will consist of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock exercisable for two years at an exercise price of $0.86 per share. The holder must convert all of the principal and accrued interest. The interest rate is bank prime plus 2.5% per annum. We are required to pay accrued interest annually on January 31st.

As of the date of this report, we were also committed to issue an additional 549,405 units in our Company. These units consist of 549,405 common shares and warrants to purchase an additional 549,405 common shares for $2.00. 495,618 warrants will expire on March 31, 2006 and the balance of 53,787 warrants will expire on June 30, 2006. The units were issued on conversion of certain debentures described in our Annual Report on Form 10-KSB for June 30, 2004 and in note 7 (b) and (c) in our financial statements included in this quarterly report. The units to be issued under these transactions are restricted and are subject to applicable hold periods.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 3, 2004, our Company's Board of Directors approved amendments to our Articles of Incorporation to create 100,000,000 authorized shares of preferred stock, par value $0.00001 ("the Amendment"). Under the Amendment, our Directors in their discretion may issue the preferred shares in series, and may fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock.

Our Directors advised it was in the best interests of our Company to proceed with the Amendment to provide greater flexibility with respect to the Company's capital structure. This was deemed necessary for purposes including future stock based acquisitions of mining properties, and to meet our contractual commitment to Langley Park Investments PLC. (SEE - PART II ITEM 2. CHANGES IN SECURITIES)

The approval of a majority of the issued and outstanding shares of common stock was required to effect the Amendment. On September 3, 2004, Mr. Brent Jardine, our President, CEO, and majority stockholder holding 49,999,998 common shares, or 69.12% of our issued and outstanding common shares, executed a written consent approving the Amendment. No meeting of our stockholders was held. On September 3, 2004 we filed an Information Statement with the SEC and mailed it to our stockholders in connection with the Amendment.

The Amendment was effected with the Nevada Secretary of State on September 28, 2004.

Other than the transaction with Langley Park, we currently have no other plans or commitments to issue additional preferred shares in our Company.

ITEM 5. OTHER INFORMATION

On November 10, 2004 Mr. Milton Datsopoulos joined our Board of Directors. Mr. Datsopoulos is a founder and partner in Datsopoulos, MacDonald, and Lind, P.C., a multi-disciplinary law firm located in Missoula, Montana. His firm specializes in business, environmental, and transportation law with U.S. and international clientele. He is a board member of Genutec, and director of numerous business organizations including Montana Rail Link, Leigh Resource Corporation, Montana World Trade Center, Criticare Systems and Healthrite Corporation. He earned a Bachelor in Economics degree with high honors and a Law degree with honors from the University of Montana. His law firm has achieved the highest legal rating from the most recognized national publication rating attorneys upon peer evaluations by local attorneys and judges. He is a member of the State Bar of Montana, American Bar Association, Montana Trial Lawyers Association, and The Association of Trial Lawyers of America. Mr. Datsopoulos specializes in Personal Injury Law, Criminal Law, Medical Malpractice and Litigation Practice.

During the quarter we entered into a premises lease agreement for our office in London, England. The lease is for approximately 400 square feet of office space and the all inclusive rental rate is GBP $2,000 per month until November 30, 2004.

We entered into a consulting agreement with an investor relations firm in July 2004. The agreement is for one year, and we are obligated to pay $10,000 per month until May 31, 2005.

At September 30, 2004, we were indebted to our Chief Financial Officer for $13,822 and to the former President of our Company for $15,613. These amounts are non-interest bearing, unsecured and due on demand.

During the three months ended September 30, 2004 we paid consulting fees of $12,666 to our Chief Financial Officer and $3,103 to a Director of our Company.

As at September 30, 2004, we were indebted to a company controlled by our President for $2,138 of expenses paid on behalf of our Company.

The Vice President of our Company owns a 22.5% interest in the New York Canyon mineral property that has been optioned by our Company as described in Note 4 to our financial statements. See also ITEM 2 CHANGES IN SECURITIES.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

(a)	Exhibit No.	Document
	3.3	Amended Articles of Incorporation.

	10.19	Debenture Purchase Agreement with Norad Limited.

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended

	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended

	32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

	32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

Reports on Form 8-K

November 10, 2004 reporting the appointment of Mr. Milton Datsopoulos to our Company's Board of Directors.

November 9, 2004 reporting on commencement of drilling operations on the New York Canyon property located in Mineral County, Nevada.

September 28, 2004, reporting updated information regarding our exploration programs and the share transaction with Langley Park Investments PLC.

August 2 and 20, 2004, reporting the Convertible Preferred Stock Purchase Agreement dated July 29, 2004 with Langley Park Investments PLC, under which we agreed to sell to Langley Park 500,000 restricted shares of our Series A 0% Convertible Preferred Stock in exchange for 2,753,304 ordinary shares of Langley Park.

July 22, 2004, reporting the mining lease with Jaycor Mining Inc., and the related eighteen patented mineral claims located within our New York Canyon Project.

July 13, 2004, reporting the receipt of exploration data pertaining to certain of our mineral property option agreements in the Tuscarora Gold Project located in the Tuscarora Mining District, Nevada, from Cruson & Pansze, Geologists, LLC.

July 12, 2004, reporting the receipt from a professional geologist of an exploration data package on the New York Canyon Project.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ABERDENE MINES LTD.
Date: November 19, 2004

By: /s/ Brent Jardine
------------------------------------------
Brent Jardine, President, CEO and Treasurer

By: /s/ Cameron Reynolds
------------------------------------------
Cameron Reynolds, CFO and Principal Accounting Officer