Form 10QSB
period 2004-12-31
ABERDENE MINES LTD
filed 2005-02-22
CIK 1112706

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [   ] NO [X]

====================================================================================

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

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Aberdene Mines Limited
(An Exploration Stage Company)
December 31, 2004

Aberdene Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)
	December 31,	June 30,
	2004	2004
	$	$
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	984	266,926
Investment securities	587,452	-
Prepaid expenses and deposits	7,020	19,843

Total Current Assets	595,456	286,769

Property and Equipment (Note 3)	1,509	2,011

Total Assets	596,965	288,780

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	34,948	22,461
Accrued liabilities	19,342	17,311
Due to related parties (Note 5)	64,533	17,633

Total Current Liabilities	118,823	57,405

Convertible Debentures (Note 6)	204,990	-

Total Liabilities	323,813	57,405

Contingency (Note 1)
Commitments (Note 9)
Subsequent Events (Note 10)
Stockholders' Equity
Preferred Stock (Note 7)
Authorized: 100,000,000 shares, par value $0.00001
Issued: 500,000 shares (June 30, 2004: Nil shares)	5	-
Common Stock (Note 8)
Authorized: 100,000,000 shares, par value $0.00001
Issued: 73,034,814 shares (June 30, 2004: 71,234,814 shares)	730	712

Additional Common Stock Subscribed	902,126	902,126

Additional Paid-in Capital	3,721,684	1,293,689

Accumulated Other Comprehensive Loss	(691,008)	-

Deficit Accumulated During the Exploration Stage	(3,660,385)	(1,965,152)

Total Stockholders' Equity	273,152	231,375

Total Liabilities and Stockholders' Equity	596,965	288,780

The Accompanying Notes are an Integral Part of These Financial Statements

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)
	Accumulated
	from January 21,
	2000
	(Date of	For the		For the
	Inception)	Three Months Ended		Six Months Ended
	to December 31,	December 31,		December 31,
	2004	2004	2003	2004	2003
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Depreciation	1,508	251	-	502	-
Foreign exchange gain	(60,564)	(60,564)	-	(60,564)	-
General and administrative (Note 5(c))	112,285	37,448	16	68,489	33
Interest on convertible debentures	5,107	2,139	-	2,637	-
Investor relations	1,001,373	36,484	25	111,718	50
Loss on sale of investment securities	48,589	48,589	-	48,589	-
Management and consulting fees (Note 5 (b))	45,710	14,579	-	30,348	-
Mineral property costs	1,773,399	350,000	-	1,278,058	-
Professional fees	209,755	29,550	2,002	80,519	2,750
Stock-based compensation (1)	336,469	63,000	-	63,000	-
Travel	186,754	26,968	-	71,937	-

Total Expenses	3,660,385	548,444	2,043	1,695,233	2,833

Net Loss	(3,660,385)	(548,444)	(2,043)	(1,695,233)	(2,833)

Other Comprehensive Loss

Unrealized investment losses	(691,008)	(691,008)	-	(691,008)	-

Comprehensive Loss	(4,351,393)	(1,239,452)	(2,043)	(2,386,241)	(2,833)

Net Loss Per Share - Basic and Diluted		(0.01)	-	(0.02)	-

Weighted Average Shares Outstanding		72,414,000	158,535,000	72,343,000	158,535,000

(1) Stock-based compensation is excluded
from the following:

Management and consulting fees	334,469	63,000	-	63,000	-

The Accompanying Notes are an Integral Part of These Financial Statements

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the
	Six Months Ended
	December 31,
	2004	2003
	$	$
Cash Flows to Operating Activities

Net loss	(1,695,233)	(2,833)

Adjustments to reconcile net loss to net cash used by operating activities:

Accrued interest on convertible debentures	2,637	-
Depreciation	502	-
Foreign exchange gain from holding investment securities	(63,730)	-
Loss on sale of investments	48,589	-
Stock-based compensation	63,000	-
Stock issued for mineral properties	783,000	-

Changes in operating assets and liabilities:
Prepaid expenses and deposits	12,823	-
Accounts payable and accrued liabilities	11,881	(8,478)
Due to related parties	46,900	10,628

Net Cash Used in Operating Activities	(789,631)	(683)

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities

Proceeds from sale of investment securities	118,699	-
Proceeds from issuance of convertible debentures	204,990	-
Issuance of common stock	200,000	-

Net Cash Provided by Financing Activities	523,689	-

Net Decrease in Cash	(265,942)	(683)

Cash - Beginning of Period	266,926	1,006

Cash - End of Period	984	323

Non-cash Investing and Financing Activities:

Preferred stock swapped for investment securities	1,535,575	-
Investment securities used to pay the finder's fee for the preferred stock swap	153,557	-
Stock-based compensation	63,000	-
Stock issued in payment of mining claims	783,000	-

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. The Company has working capital of $476,633 as at December 31, 2004 and has accumulated losses from inception to December 31, 2004 totalling $3,660,385. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company will continue to sell its investment securities to finance operations over the next twelve months.

2.	Summary of Significant Accounting Policies
	a)	Basis of Accounting and Year End
These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars. The Company's year-end is June 30.

	b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	c)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	d)	Investment Securities

The Company reports investments in debt and marketable equity securities at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. Substantially all investment securities are designated as available for sale with unrealized gains and losses included in stockholders' equity, net of applicable taxes and other adjustments. The Company regularly reviews investment securities for impairment based on criteria that include the extent to which the investment's carrying value exceeds its related market value, the duration of the market decline, the Company's ability to hold to recovery and the financial strength and specific prospects of the issuer of the security. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

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

Financial instruments which include cash, investment securities, accounts payable, accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2004 the Company's only component of comprehensive loss was unrealized holding losses on available for sale securities. At December 31, 2003 the Company had no items that represented comprehensive loss.

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

The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148), which requires more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

		2004 Stock Option Plan
		The Company adopted a Stock Option Plan dated June 17, 2004 under which the Company is authorized to grant options to acquire up to a total of 1,000,000 common shares.
		The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in each period.
			Three months ended		Six months ended
			December 31,		December 31,
			2004	2003	2004	2003
			$	$	$	$
			(unaudited)	(unaudited)	(unaudited)	(unaudited)

		Net loss -- as reported	(548,444)	(2,043)	(1,695,233)	(2,833)
		Add: Stock-based compensation expense
		included in net loss - as reported	63,000	-	63,000	-
		Deduct: Stock-based compensation expense
		determined under fair value method	(400,675)	-	(400,675)	-
		Net loss -- pro forma	(886,119)	(2,043)	(2,032,908)	(2,833)
		Net loss per share (basic and diluted) - as reported	(0.01)	-	(0.02)	-
		Net loss per share (basic and diluted) - pro forma	(0.01)	-	(0.03)	-

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 3.28%, expected volatility of 245%, an expected option life of 3 years and no expected dividends. The weighted average fair value of options granted was $0.57 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $337,675 for the period ended December 31, 2004. There was no dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, as the Company had net losses.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)
	n)	Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

FASB has also issued SFAS No. 151 and No. 152 but they will not have any relationship to the operations of the Company therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

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

	p)	Reclassifications
Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

3.	Property and Equipment
				December 31,	June 30,
				2004	2004
				Net Carrying	Net Carrying
			Accumulated	Value	Value
		Cost	Depreciation	$	$
		$	$	(unaudited)	(audited)
	Computer equipment	3,017	1,508	1,509	2,011

4.	Mineral Properties
a)

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

b)

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

c)

On March 18, 2004, the Company was granted an option to acquire a 100% interest, subject to a 2% net smelter royalty, in the New York Canyon Copper Project located in Mineral County, Nevada. Under the terms of the option agreement, the Company must make cash payments of $460,000 (or share issuances at the election of the Optionors) in various stages as follows: $30,000 upon execution of the option agreement (paid), $60,000 (or 200,000 shares) on the first anniversary; $120,000 (or 400,000 shares) on the second anniversary; and $250,000 (or 300,000 shares) on the third anniversary. The Company must also issue 2,000,000 shares in various stages as follows: 500,000 shares upon execution of the option agreement (issued at a fair value of $435,000), 500,000 shares on the first anniversary; 500,000 shares on the second anniversary; and 500,000 shares on the third anniversary. The Company must incur expenditures of not less than $2,250,000 in various stages as follows: $500,000 by December 31, 2004, an additional $750,000 by December 31, 2005, and an additional $1,000,000 by December 31, 2006. The Company began negotiations to reduce the required December 31, 2004 expenditures from $500,000 to $250,000.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

4.	Mineral Properties (continued)
d)

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

e)

On July 21, 2004, the Company entered into a fifteen-year renewable lease agreement, which gives the Company the right of exploration and production of minerals in eighteen mineral claims owned by the lessor. The minerals claims are located within the area of the Company's New York Canyon Copper Project. Under the terms of the agreement the Company must make cash payments of $25,000 on execution of the agreement (paid). On the first anniversary of the execution of the agreement the Company must begin payments to the lessor of $1,000 per month, $2,000 per month after the second anniversary and $3,000 per month after the third anniversary for as long as the lease is in effect. In addition, at six and twenty-four months after the execution of the agreement the Company will give the lessor, respectively, 10,000 and 15,000 restricted shares of the Company's common stock. This agreement is subject to a Net Smelter Interest (NSI) payable to two parties (1.75% NSR + 0.57% NSR). The 1.75% is terminated upon payments of $2,000,000; then the second party will retain 1.5% NSR which will revert to 0.5% after an additional $2,000,000 is paid.

5.	Related Party Transactions/Balances
a)

At December 31, 2004, the Company was indebted to the Chief Financial Officer for $42,618 and the former President of the Company for $15,613. These amounts are non-interest bearing, unsecured and due on demand.

b)

During the six months ended December 31, 2004, the Company paid total consulting fees of $25,655 (2003 - $Nil) to the Chief Financial Officer and $4,694 (2003 - $Nil) to a Director of the Company. During the three months ended December 31, 2004 the Company paid total consulting fees of $12,990 (2003 - $Nil) to the Chief Financial Officer and $1,590 (2003 - $Nil) to a Director of the Company.

c)

As at December 31, 2004, the Company was indebted to a company controlled by the President of the Company in the amount of $6,303 for expenses paid on behalf of the Company. During the six months ended December 31, 2004, this company was paid $10,000 (2003 - $Nil) for general and administrative costs.

	d)	The Vice President of the Company owns a 22.5% interest in the mineral property being optioned to the Company as described in Note 4(d).

6.	Convertible Debentures
a)

On September 22, 2004, the Company issued a convertible and callable debenture for $85,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on September 22, 2006, is unsecured and has a conversion price of $0.70 per unit. Each unit consists of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.86 per share. The holder must convert all of the principal and accrued interest. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of December 31, 2004, $1,768 of interest has been accrued.

b)

On November 19, 2004, the Company issued a convertible and callable debenture for $80,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on November 19, 2006, is unsecured and has a conversion price of $0.56 per unit. Each unit consists of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.75 per share. The holder must convert all of the principal and accrued interest. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of December 31, 2004, $717 of interest has been accrued.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

6.	Convertible Debentures (continued)
c)

On December 14, 2004, the Company issued a convertible and callable debenture for $39,990 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on December 14, 2006, is unsecured and has a conversion price of $0.45 per unit. Each unit consists of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.60 per share. The holder must convert all of the principal and accrued interest. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of December 31, 2004, $152 of interest has been accrued.

7.	Preferred Stock

During the quarter ended December 31, 2004, the Company finalized a financing deal from a private European investment company. The financing involved swapping 500,000 restricted 0% convertible Series A preferred shares of the Company in exchange for 2,753,304 common shares of the investment company. The 2,753,304 common shares of the investment company were valued at $1,535,575 at the time the deal was finalized. The Series A preferred shares are convertible at the lesser of (a) the Fixed Conversion Price or (b) 80% of the average of the three lowest "per share market values" for the common stock over the ten trading days preceding the date of conversion, but in no event less than 5% of the Fixed Conversion Price. The shares of common stock issued on conversion will be subject to a two-year resale restriction to July 29, 2006. 275,330 common shares of the investment company valued at $153,557 were used to pay the finder's fee for this financing deal.

8.	Common Stock

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

	a)	On July 6, 2004, the Company issued 900,000 shares of common stock at a fair value of $783,000 pursuant to the terms of the mineral property option agreements.
b)

During the quarter ended September 30, 2004, the Company issued 200,000 shares of common stock for consulting services to be rendered. The services were not rendered and no amount was charged to operations, however the shares had been issued. At December 31, 2004, the 200,000 shares were outstanding and are to be subsequently returned for cancellation.

c)

During the quarter ended March 31, 2004, the Company received proceeds of $799,656 from the issuance of convertible debentures. On March 31, 2004, the holders of the convertible debentures converted their debentures totalling $801,276, including accrued interest of $1,620, into 495,618 Units. Each Unit consists of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $2.00 per share. The exercise period of the warrants is two years from the date of the conversion. The Units are to be issued subsequent to December 31, 2004.

d)

On May 15, 2004, the Company received proceeds of $100,000 from the issuance of a convertible debenture. On June 30, 2004, the holder of the convertible debenture converted the debenture totalling $100,850, including accrued interest of $850, into 53,787 Units. Each Unit consisted of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $2.00 per share. The exercise period of the warrants is two years from the date of the conversion. The Units are to be issued subsequent to December 31, 2004.

e)

On December 14, 2004, the Chief Financial Officer of the Company exercised options and purchased 400,000 shares of common stock at $0.50 per share for cash proceeds of $200,000. The Company issued an additional 300,000 shares in error and is in the process of having them returned to treasury and cancelled.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

9.	Commitments
The Company entered into a consulting agreement with an investor relations firm. The Company is obligated to pay $10,000 per month until May 31, 2005.

10.	Subsequent Events
	a)	On January 21, 2005, the Company issued 10,000 shares of common stock at a fair value of $3,500 pursuant to the terms of a mineral property option agreement.

	b)	On February 10, 2005, the Company issued 549,405 Units for the conversion of the convertible debentures described in Notes 8(c) and (d).

	c)	On February 16, 2005, the President of the Company returned 20,000,000 shares of common stock of the Company to treasury.

ITEM 2.   MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Aberdene Mines Limited. was incorporated under the laws of the state of Nevada on January 21, 2000. Our fiscal year end is June 30. Our shares of common stock are quoted in the United States on the National Association of Securities Dealers Over the Counter Bulletin Board (the "OTCBB") with the symbol "ABRM".

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

Mineral Property Activities During the Quarter

The foregoing is a discussion of activities undertaken during the second quarter ended December 31, 2004 on the mineral properties in which we have an option to earn interests. For further background information, please also refer to our Annual Report on Form 10KSB for our fiscal year ended June 30, 2004, and our Quarterly Report on Form 10QSB for the first quarter ended September 30, 2004.

During the current quarter, we focused all of our activities solely on exploring the New York Canyon Project in Mineral County, Nevada on which we have an option to earn a 100% undivided interest.

We commenced initial exploration drilling on the area known as Longshot Ridge in early November 2004 and completed three drill holes during the quarter. The first hole #04-01 was an angle hole and was terminated at 213 feet due to poor ground conditions.

Hole #04-02, situated in the Copper Queen porphyry, drilled to a depth of 745 feet. Drill hole #04-03 was the third hole completed during the quarter, and is 1500 feet to the northeast of drill hole #04-02. This drill hole was a vertical hole drilled to a depth of 904 feet.

As a result of these exploratory drilling activities, we have planned further exploration activities on these areas in 2005, including further exploratory drilling and metallurgical testing. At this early stage, there can be no assurance that our exploration efforts will result in a commercially viable operation.

We incurred $350,000 in expenditures on the New York Canyon prospect during the quarter ended December 31, 2004. Subsequent to December 31, 2004, we issued 10,000 shares of our common stock to Jaycor Mining, Inc., pursuant to the terms of our option agreement.

Concurrent with the completion of drill hole #04-03, our company has successfully fulfilled its first year financial and exploration obligations under the option agreement with the owner of the property.

We are required to spend an additional $750,000 in exploration on New York Canyon prior to December 31, 2005 under our option agreement with the owner of the claims. We are currently formulating our 2005 exploration program on this option and others we currently hold.

Results of Operations

Please refer to our interim financial statements for the six months ended December 31, 2004 included herein.

Six months ended December 31, 2004 compared to the six months ended December 31, 2003

We were in the formation stage of our operations for the comparable quarter ended December 31, 2003. Therefore, comparisons with our current quarter and six month period are not meaningful.

We incurred a net loss of $1,695,233, or $0.02 per share, for the six months ended December 31, 2004. $1,278,058 of the total loss was incurred for costs expended under our option agreements over the various mineral properties. This includes the fair value of $783,000 for 900,000 shares of our common stock issued under mineral property option agreements. The balance consisted of cash payments required under several option and lease agreements.

The balance of our expenses, or $417,175, includes $111,718 of investor relations costs, $80,519 for professional fees and $71,937 for travel. We incurred $68,489 for general and administrative costs, $30,348 for management and consulting fees, and incurred a loss of $48,589 on the sale of investment securities. The Company also had a foreign exchange gain of $60,564 mostly relating to the foreign currency translation of the investment securities at period end. (See also ITEM 5. OTHER INFORMATION).

We did not generate any revenue during the period.

Liquidity and Capital Resources

At December 31, 2004, we had working capital of $476,633 and cash on hand of $984 compared with working capital of $229,364 and cash on hand of $266,926 on June 30, 2004. We used $789,631 of our working capital balances for our operations the six month period.

We issued convertible debentures in the aggregate principal amount of $204,990, of which $85,000 was issued in the first quarter and the balance was issued in the second quarter. These three debentures are convertible at the option of the holder during a two year period from the date of issuance into units of our Company, which consist of one common share and one share purchase warrant, and bear the following terms:

Date of Issuance	Principal Amount	Conversion Price	Warrant Exercise Price

September 22, 2004	$85,000	$0.70	$0.86
November 19, 2004	$80,000	$0.56	$0.75
December 14, 2004	$39,990	$0.45	$0.60
	$204,990

The holder must convert all of the principal and accrued interest on the above noted debentures. The interest rate is the Bank of America prime rate plus 2.5% per annum. We are required to pay accrued interest annually on January 31st. See ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The funds received from the sale of the debentures were used for general working capital purposes. See ITEM 2. CHANGES IN SECURITIES.

During the period we also received $118,699 in cash proceeds from the sale of the Langley Park shares, and $200,000 from the exercise of employee stock options. See ITEM 2. CHANGES IN SECURITIES.

As a result of all of the above noted, we utilized a net amount of $265,942 of cash during the six months ended December 31, 2004 for our Company operations.

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

ITEM 3.   CONTROLS AND PROCEDURES
  Evaluation of Disclosure Controls and Procedures. As of December 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

  Changes in internal controls. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 2.   CHANGES IN SECURITIES

On July 29, 2004, we executed a Convertible Preferred Stock Purchase Agreement with Langley Park Investments PLC. Under the terms of the agreement, we agreed to issue 500,000 shares of Series A 0% Convertible Preferred Stock to Langley Park in exchange for 2,753,304 Langley Park ordinary shares, 1.0p per share. Please also refer to Exhibit 10.12 filed with our Form 8-K report dated August 20, 2004, for a full description of the terms and conditions for these Series A Preferred shares. The Series A Preferred shares were issued on October 4, 2004.

On October 10, 2004 we sold 300,000 of the Langley Park shares for 22 British pence per share, for total net proceeds of $118,700. We used the proceeds for general corporate working capital purposes. We also transferred and delivered to a finder 275,330 Langley Park ordinary shares, which represented 10% of the total number of Langley Park shares we received. As of the date of this quarterly report, we hold a balance of 2,177,974 shares in Langley Park. All of our Series A Convertible Preferred shares were outstanding as of the date of this report and none have been converted by Langley Park to common shares.

On November 19, 2004, we issued a convertible and callable debenture in the principal amount of $80,000. We may call the debenture at anytime prior to the maturity date on November 19, 2006. The debenture is unsecured and the entire principal and unpaid accrued interest may be converted into units at a conversion price of $0.56 per unit. Each unit consists of one restricted share of our common stock and one warrant to acquire an additional restricted share of our common stock for two years at an exercise price of $0.75 per share.

On December 14, 2004, we issued a convertible and callable debenture in the principal amount of $39,990. We may call the debenture at anytime until the maturity date on December 14, 2006. The debenture is unsecured and the entire principal and unpaid accrued interest may be converted into units at a conversion price of $0.45 per unit. Each unit consists of one restricted share of our common stock and one warrant to acquire an additional restricted share of our common stock for two years at an exercise price of $0.60 per share.

The interest rate on the principal of the two debentures is the Bank of America prime rate plus 2.5% per annum. We are required to pay accrued interest annually on January 31st. See ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On November 29, 2004, we granted an incentive stock option pursuant to our 2004 Non-Qualified Stock Option Plan to Mr. Cameron Reynolds to purchase up to 700,000 shares of our common stock exercisable at the price of $0.50 per share until November 29, 2009.

On December 14, 2004, Mr. Cameron Reynolds partially exercised his incentive stock option and purchased 400,000 shares of our common stock at $0.50 per share for cash proceeds to our Company of $200,000. There is a balance of 300,000 shares of common stock that may be purchased by Mr. Reynolds under his stock option, and this is the only outstanding stock option to purchase shares of our common stock.

On February 10, 2005, we issued 549,405 units in our Company. These units consisted of 549,405 shares of our common stock and warrants to purchase an additional 549,405 shares of our common stock for $2.00. Warrants to purchase 495,618 shares will expire on March 31, 2006 and warrants to purchase 53,787 shares will expire on June 30, 2006. These are the only outstanding warrants to purchase shares of our Company. The units were issued on conversion of four debentures described in our Annual Report on Form 10-KSB for June 30, 2004 and our quarterly report on Form 10-QSB for the period ended September 30, 2004. The units issued under these transactions are restricted and are subject to applicable hold periods.

On February 10, 2005, we issued 10,000 shares of our common stock pursuant to the terms of our lease agreement with the owner of certain of the New York Canyon mineral claims described herein. Under the terms of the agreement we were required to issue the shares on the six month anniversary of execution of the lease agreement.

On February 16, 2005, Mr. Richard Harris tendered 200,000 shares of our common stock for cancellation and return to our treasury.

On February 16, 2005, Mr. Brent Jardine, our President, CEO and Director tendered 20,000,000 shares of our common stock beneficially held by him for cancellation and return to our treasury.

Subsequent to these transactions and share cancellations noted herein, there are 53,094,219 common shares outstanding in our Company.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Interest due January 31, 2005 on the various convertible debentures described in our financial statements and in ITEM 2. Managements Plan of Operation was not paid and remains outstanding as of the date of this quarterly report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

At December 31, 2004, we were indebted to our Chief Financial Officer for $42,618 and to the former President of our Company for $15,613. These amounts are non-interest bearing, unsecured and due on demand.

During the six months ended December 31, 2004 we paid consulting fees of $25,655 to our Chief Financial Officer and $4,694 to a Director of our Company.

As at December 31, 2004, we were indebted to a company controlled by our President for $6,302 of expenses paid on behalf of our Company. This company was paid $10,000 for general and administrative costs.

The Vice President of our Company owns a 22.5% interest in the New York Canyon mineral property that has been optioned by our Company as described herein.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation. (1)
3.2	Bylaws. (1)
3.2	Amended Articles of Incorporation. (11)
4.1	Specimen Stock Certificate. (1)
10.7	Statement of Trustee. (1)
10.8	Letter of Intent regarding the Gold Hill Project. (4)
10.9	Letter of Intent regarding the Tuscarora Project. (6)
10.10	Property Option Agreement with Nevada Sunrise LLC regarding the New York Canyon Project. (7)
10.11	2004 Nonqualified Stock Option Plan. (8)
10.12	Convertible Preferred Stock Purchase Agreement date July 29, 2004. (9)
10.13	Debenture Purchase Agreement with Astra Star Limited (10)

10.14	Convertible, Callable, Subordinated Debenture with Astra Star Limited (10)
10.15	Debenture Purchase Agreement with Norad Limited (10)
10.16	Convertible, Callable, Subordinated Debenture with Norad Limited (10)
10.19	Debenture Purchase Agreement with Norad Limited (11)
10.20	Convertible, Callable, Subordinated Debenture with Norad Limited (11)
10.21	Debenture Purchase Agreement with Norad Limited (12)
10.22	Convertible, Callable, Subordinated Debenture with Norad Limited (12)
10.23	Debenture Purchase Agreement with Glenkirk International (12)
10.24	Convertible, Callable, Subordinated Debenture with Glenkirk International (12)
10.25	Debenture Purchase Agreement with Riannon Limited (12)
10.26	Convertible, Callable, Subordinated Debenture with Riannon Limited (12)
10.27	Property Option Agreement with Consolidated Global Minerals Ltd. regarding the Tuscarora Gold Project. (10)
10.28	Property Option Agreement with Consolidated Global Minerals Ltd. regarding the Cornucopia Project. (10)
10.29	Letter of Intent with Consolidated Global Minerals Ltd. regarding the Slide Mine and Horsefal Projects. (10)
10.30	Mining Lease with Jaycor Mining, Inc. (10)
10.31	Publicity Agreement with Capital Financial Media, Inc. (10)
10.32	Consulting Agreement with Kirin Venture Capital Corp. (10)
10.33	Stock Option Agreement with Cameron Reynolds. (12)
14.1	Code of Ethics. (3)
16.1	Letter from Williams & Webster, P.S. (2)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter. (3)
99.2	Disclosure Committee Charter. (3)
99.3	Stock Purchase Agreement. (5)

(1)	Previously filed as an exhibit to the Registrant's Registration Statement on Form SB-2 filed on April 26, 2000.
(2)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on November 5, 2002.
(3)	Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB filed on August 26, 2003.
(4)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 30, 2004.
(5)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 10, 2004.
(6)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 20, 2004.
(7)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2004.
(8)	Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 filed on June 17, 2004.
(9)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on August 20, 2004.
(10)	Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for June 30, 2004.
(11)	Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for September 30, 2004.
(12)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

Reports on Form 8-K

December 17, 2004 reporting on the status of exploratory drill hole No. #04-2 on the New York Canyon Copper Project.

November 29, 2004 reporting on the completion of exploratory drill hole #04-01 on the New York Canyon Copper Project.

November 10, 2004 reporting the appointment of Mr. Milton Datsopoulos to our Company's Board of Directors.

November 9, 2004 reporting on commencement of drilling operations on the New York Canyon Copper Project.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of February, 2005.

ABERDENE MINES LIMITED
(the "Registrant")

BY:	/s/ Brent Jardine
Brent Jardine, President, Principal Executive Officer and Treasurer.

BY:	/s/ Cameron Reynolds
Cameron Reynolds, Principal Financial Officer and Principal Accounting Officer.