Form 10QSB
period 2005-03-31
ABERDENE MINES LTD
filed 2005-05-23
CIK 1112706

======================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

(702) 939-5389
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [   ]

There were 53,594,219 shares of common stock and 500,000 shares of Series A Preferred stock outstanding as of May 11, 2005.

Authorized share capital of the registrant at May 11, 2005: 100,000,000 common shares, par value of $0.00001, 100,000,000 preferred shares, par value $0.00001

The Company recorded $nil revenue for the quarter ended March 31, 2005.

====================================================================================

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THERE MAY BE UNSUCCESSFUL FOR TECHNICAL, ECONOMIC OR OTHER REASONS RELATED TO MINERAL EXPLORATION AND DEVELOPMENT

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

Aberdene Mines Limited
(An Exploration Stage Company)
March 31, 2005

Aberdene Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	March 31,	June 30,
	2005	2004
	$	$
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	69,860	266,926
Cash committed for mineral property costs	100,589	-
Investment securities	409,126	-
Prepaid expenses and deposits	7,410	19,843

Total Current Assets	586,985	286,769
Property and Equipment (Note 3)	1,260	2,011

Total Assets	588,245	288,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	54,451	22,461
Accrued liabilities	15,744	17,311
Due to related parties (Note 5)	91,145	17,633

Total Current Liabilities	161,340	57,405
Convertible Debentures (Note 6)	284,999	-

Total Liabilities	446,339	57,405

Commitments (Notes 4 and 9)
Subsequent Events (Note 10)

Stockholders' Equity

Preferred Stock (Note 7)
Authorized: 100,000,000 shares, par value $0.00001
Issued: 500,000 shares (June 30, 2004: Nil shares)	5	-

Common Stock (Note 8)
Authorized: 100,000,000 shares, par value $0.00001
Issued: 53,594,219 shares (June 30, 2004: 71,234,814 shares)	536	712

Additional Common Stock Subscribed	-	902,126

Additional Paid-in Capital	4,802,504	1,293,689

Accumulated Other Comprehensive Loss	(480,903)	-

Deficit Accumulated During the Exploration Stage	(4,180,236)	(1,965,152)

Total Stockholders' Equity	141,906	231,375

Total Liabilities and Stockholders' Equity	588,245	288,780

The Accompanying Notes are an Integral Part of These Financial Statements.

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated from
	January 21, 2000	For the		For the
	(Date of Inception)	Three Months Ended		Nine Months Ended
	to March 31,	March 31,		March 31,
	2005	2005	2004	2005	2004
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Depreciation	1,757	249	-	751	-
Foreign exchange loss (gain)	(52,940)	7,624	-	(52,940)	-
General and administrative (Note 5(c))	135,980	23,695	7,405	92,184	7,488
Interest on convertible debentures	9,605	4,498	1,620	7,135	1,620
Investor relations	1,035,362	33,989	44,787	145,707	44,787
Loss on sale of investment securities	240,171	191,582	-	240,171	-
Management and consulting fees
(Note 5 (b))	81,143	35,433	3,012	65,781	3,012
Mineral property costs	1,961,310	187,911	239,001	1,465,969	239,001
Professional fees	231,262	21,507	30,418	102,026	33,168
Stock-based compensation (1)	336,469	-	-	63,000	-
Travel	200,117	13,363	6,576	85,300	6,576

Total Expenses	4,180,236	519,851	332,819	2,215,084	335,652

Net Loss	(4,180,236)	(519,851)	(332,819)	(2,215,084)	(335,652)

Other Comprehensive Loss

Unrealized investment gain (loss)	(480,903)	210,105	-	(480,903)	-

Comprehensive Loss	(4,661,139)	(309,746)	(332,819)	(2,695,987)	(335,652)

Net Loss Per Share - Basic and Diluted		(0.01)	-	(0.04)	-

Weighted Average Shares Outstanding		62,822,000	99,868,000	69,053,000	138,980,000

(1) Stock-based compensation is
excluded from the following:

Management and consulting fees	336,469	-	-	63,000	-

The Accompanying Notes are an Integral Part of These Financial Statements.

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
	For the
	Nine Months Ended
	March 31,
	2005	2004
	$	$
Cash Flows to Operating Activities
Net loss	(2,215,084)	(335,652)
Adjustments to reconcile net loss to net cash used by operating activities:
Accrued interest on convertible debentures	7,135	1,620
Depreciation	751	-
Foreign exchange gain from holding investment securities	(55,033)	-
Loss on sale of investments	240,171	-
Stock-based compensation	63,000	-
Stock issued for mineral properties	961,500	-
Write off of mineral property costs	-	42
Changes in operating assets and liabilities:
Prepaid expenses and deposits	12,433	(103,909)
Accounts payable and accrued liabilities	23,288	7,436
Due to related parties	73,512	10,628

Net Cash Used in Operating Activities	(888,327)	(419,835)

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from sale of investment securities	306,851	-
Proceeds from issuance of convertible debentures	284,999	799,656
Issuance of common stock	200,000	-

Net Cash Provided by Financing Activities	791,850	-

Net Increase (Decrease) in Cash and Cash Equivalents	(96,477)	379,821
Cash and Cash Equivalents - Beginning of Period	266,926	1,006

Cash and Cash Equivalents - End of Period	170,449	380,827

Cash and Cash Equivalents is comprised of:
Cash	69,860	266,926
Cash committed for mineral property costs	100,589	-
	170,449	266,926

Non-cash Investing and Financing Activities:
Preferred stock swapped for investment securities	1,535,575	-
Investment securities used to pay the finder's fee for the preferred stock swap	153,557	-
Stock-based compensation	63,000	-
Stock issued in payment of mining claims	961,500	-

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. The Company has working capital of $425,645 as at March 31, 2005 and has accumulated losses from inception to March 31, 2005 totalling $4,180,236. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2005, $100,589 of the Company's cash was being held by Nevada Sunrise, LLC for future mineral property expenditures associated with the New York Canyon Copper Project (see Note 4(c)).

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

Financial instruments which include cash and cash equivalents, investment securities, accounts payable, accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2005 the Company's only component of comprehensive loss was unrealized holding losses on available for sale securities. At March 31, 2004 the Company had no items that represented comprehensive loss.

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

		On April 5, 2005, the Company amended its Stock Option Plan to increase the number of authorized shares available to 4,000,000 shares of common stock.

		The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in each period.
			Three months ended		Nine months ended
			March 31,		March 31,
			2005	2004	2005	2004
			(unaudited)	(unaudited)	(unaudited)	(unaudited)
		Net loss -- as reported	(519,851)	(332,819)	(2,215,084)	(335,652)
		Add: Stock-based compensation expense included
		in net loss -- as reported	-	-	63,000	-
		Deduct: Stock-based compensation expense
		determined under fair value method	-	-	400,675	-
		Net loss -- pro forma	(519,851)	(332,819)	(2,552,759)	(335,652)

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
		Net loss per share (basic and diluted) -- as reported	(0.01)	-	(0.04)	-
		Net loss per share (basic and diluted) -- pro forma	(0.01)	-	(0.04)	-

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 3.28%, expected volatility of 245%, an expected option life of 3 years and no expected dividends. The weighted average fair value of options granted was $0.57 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $337,675 for the period ended March 31, 2005. There was no dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, as the Company had net losses.

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

In December 2004, FASB issued SFAS No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

	p)	Reclassifications
Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

3.	Property and Equipment
				March 31,	June 30,
				2005	2004
				Net Carrying	Net Carrying
			Accumulated	Value	Value
		Cost	Depreciation	$	$
		$	$	(unaudited)	(audited)
	Computer equipment	3,017	1,757	1,260	2,011

4.	Mineral Properties

a)

The Company entered into a Letter of Intent dated February 18, 2004 to acquire a 75% interest in the Tuscarora Gold Project located in the Elko County, Nevada. The Company paid $60,000 upon signing the Letter of Intent and a further $30,000 to extend the deadline to sign an option agreement. This Letter of Intent was replaced by an option agreement dated April 8, 2004 under which the Company can acquire 75% of the Optionor's interest in property. Under the terms of the option agreement, the Company must make a payment of $25,000 upon the execution of the option agreement (paid) and issue 600,000 shares in various stages as follows: 200,000 shares within 5 business days of the acquisition (issued at a fair value of $174,000) by the Optionor of certain claims subject to this option agreement, and 400,000 shares on the first anniversary of the option agreement. The Company must also incur expenditures of not less than $3,000,000 in various stages as follows: $750,000 by the first anniversary, an additional $1,000,000 by the second anniversary, and an additional $1,250,000 by the third anniversary. The property is subject to a 3% net smelter return royalty ("NSR"). At the first anniversary the 400,000 shares had not been issued and a minimum of $750,000 in expenses had not been incurred. Although the agreement has not been terminated by either party, the Company has decided not to proceed any further.

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

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

4.	Mineral Properties (continued)
c)

On March 18, 2004, the Company was granted an option to acquire a 100% interest, subject to a 2% net smelter royalty, in the New York Canyon Copper Project located in Mineral County, Nevada. Under the terms of the option agreement, the Company must make payments totalling $460,000 (or share issuances at the election of the Optionors) in various stages as follows: $30,000 upon execution of the option agreement (paid), $60,000 on the first anniversary (paid); $120,000 (or 400,000 shares) on the second anniversary; and $250,000 (or 300,000 shares) on the third anniversary. The Company must also issue 2,000,000 shares in various stages as follows: 500,000 shares upon execution of the option agreement (issued at a fair value of $435,000), 500,000 shares on the first anniversary (issued at a fair value of $175,000); 500,000 shares on the second anniversary; and 500,000 shares on the third anniversary. The Company must incur expenditures of not less than $2,000,000 in various stages as follows: $250,000 by December 31, 2004 (paid), an additional $750,000 by December 31, 2005, and an additional $1,000,000 by December 31, 2006.

d)

The Company entered into an option agreement dated April 15, 2004 under which the Company can acquire 75% of the Optionor's interest in the Cornucopia property located in Elko County, Nevada. Under the terms of the option agreement, the Company paid $25,000 and issued 400,000 shares at a fair value of $174,000 in fiscal 2004. This agreement was terminated by a Notice of Default dated April 15, 2005.

e)

On July 21, 2004, the Company entered into a fifteen-year renewable lease agreement, which gives the Company the right of exploration and production of minerals in eighteen mineral claims owned by the lessor. The minerals claims are located within the area of the Company's New York Canyon Copper Project. Under the terms of the agreement the Company must make a payment of $25,000 upon execution of the agreement (paid). On the first anniversary of the execution of the agreement the Company must begin payments to the lessor of $1,000 per month, $2,000 per month after the second anniversary and $3,000 per month after the third anniversary for as long as the lease is in effect. In addition, at six and twenty-four months after the execution of the agreement the Company will give the lessor, respectively, 10,000 (issued) and 15,000 restricted shares of the Company's common stock. This agreement is subject to a Net Smelter Interest (NSI) payable to two parties (1.75% NSR + 0.57% NSR). The 1.75% is terminated upon payments of $2,000,000; then the second party will retain 1.5% NSR which will revert to 0.5% after an additional $2,000,000 is paid.

5.	Related Party Transactions/Balances
a)

As at March 31, 2005, the Company was indebted to the Chief Financial Officer for $59,290, the former President of the Company for $15,613 and a director of the Company for $4,932. These amounts are non-interest bearing, unsecured and due on demand.

b)

During the nine months ended March 31, 2005, the Company paid consulting fees of $33,818 (2004 - $Nil) to the Chief Financial Officer, consulting fees of $9,626 (2004 - $3,012) to a Director of the Company and management fees of $8,025 (2004 - $Nil) to the President of the Company. During the three months ended March 31, 2005 the Company paid consulting fees of $8,163 (2004 - $Nil) to the Chief Financial Officer, consulting fees of $4,932 (2004 - $Nil) to a Director of the Company, management fees of $8,025 (2004 - $Nil) to the President of the Company.

c)

As at March 31, 2005, the Company was indebted to a company controlled by the President of the Company in the amount of $5,960 for expenses paid on behalf of the Company. During the nine months ended March 31, 2005, this company was paid $22,453 (2004 - $Nil) for general and administrative costs.

	d)	During the nine months ended January 31, 2005, the President of the Company returned 20,000,000 common shares of the Company to treasury for no consideration.

	e)	The Vice President of the Company owns a 22.5% interest in the mineral property being optioned to the Company as described in Note 4(d).

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

6.	Convertible Debentures
a.

On September 22, 2004, the Company issued a convertible and callable debenture for $85,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on September 22, 2006, is unsecured and has a conversion price of $0.70 per unit. Each unit consists of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.86 per share. The holder must convert all of the principal and accrued interest. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of March 31, 2005, $3,432 of interest has been accrued.

b.

On November 19, 2004, the Company issued a convertible and callable debenture for $80,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on November 19, 2006, is unsecured and has a conversion price of $0.56 per unit. Each unit consists of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.75 per share. The holder must convert all of the principal and accrued interest. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of March 31, 2005, $2,283 of interest has been accrued.

c.

On December 14, 2004, the Company issued a convertible and callable debenture for $39,999 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on December 14, 2006, is unsecured and has a conversion price of $0.45 per unit. Each unit consists of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.60 per share. The holder must convert all of the principal and accrued interest. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of March 31, 2005, $935 of interest has been accrued.

d.

On February 10, 2005, the Company issued a convertible and callable debenture for $25,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on February 10, 2007, is unsecured and has a conversion price of $0.40 per unit. Each unit consists of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.55 per share. The holder must convert all of the principal and accrued interest. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of March 31, 2005, $276 of interest has been accrued.

e.

On March 15, 2005, the Company issued a convertible and callable debenture for $55,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on March 15, 2007, is unsecured and has a conversion price of $0.25 per unit. Each unit consists of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.40 per share. The holder must convert all of the principal and accrued interest. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of March 31, 2005, $209 of interest has been accrued.

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

b)

During the quarter ended September 30, 2004, the Company issued 200,000 shares of common stock for consulting services to be rendered. The services were not rendered and no amount was charged to operations, however the shares had been issued. During the quarter ended March 31, 2005, the shares were returned for cancellation.

c)

During the quarter ended March 31, 2004, the Company received proceeds of $799,656 from the issuance of convertible debentures. On March 31, 2004, the holders of the convertible debentures converted their debentures totaling $801,276, including accrued interest of $1,620, into 495,618 Units. Each Unit consists of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $2.00 per share. The exercise period of the warrants is two years from the date of the conversion. The Units were issued on February 10, 2005.

d)

On May 15, 2004, the Company received proceeds of $100,000 from the issuance of a convertible debenture. On June 30, 2004, the holder of the convertible debenture converted the debenture totalling $100,850, including accrued interest of $850, into 53,787 Units. Each Unit consisted of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $2.00 per share. The exercise period of the warrants is two years from the date of the conversion. The Units were issued on February 10, 2005.

e)

On December 14, 2004, the Chief Financial Officer of the Company exercised options and purchased 400,000 shares of common stock at $0.50 per share for cash proceeds of $200,000. The Company issued an additional 300,000 shares in error and in the quarter ended March 31, 2005, they were returned to treasury and cancelled.

	f)	On January 21, 2005, the Company issued 10,000 shares of common stock at a fair value of $3,500 pursuant to the terms of a mineral property agreement.

	g)	On February 16, 2005, the President of the Company returned 20,000,000 shares of common stock of the Company to treasury for no consideration.

	h)	On March 18, 2005, the Company issued 500,000 shares of common stock at a fair value of $175,000 pursuant to the terms of a mineral property agreement.

9.	Commitments

	a)	The Company entered into a consulting agreement with an investor relations firm. The Company is obligated to pay $10,000 per month until May 31, 2005.

b)

On January 1, 2005, the Company entered into a one year management services agreement with the President and CEO of the Company. The Company is obligated to pay $2,675 per month over the one year period.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

10.	Subsequent Events

	a)	On April 5, 2005, the Company amended its Stock Option Plan to increase the number of authorized shares available to 4,000,000 shares of common stock.

	b)	On April 8, 2005, the Company cancelled the remaining 300,000 stock options granted in the guarter ended December 31, 2004.

	c)	On April 8, 2005, the Company granted 3,000,000 stock options to employees, officers and an outside consultant. The options have an exercise price of $0.30 per share and expire on April 8, 2010.

ITEM 2.     MANAGEMENTS' PLAN OF OPERATION

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

Mineral Property Activities During the Quarter

The following is a discussion of activities undertaken during the third quarter ended March 31, 2005 on the mineral properties in which we have an option to earn interests. For further background information, please also refer to our Annual Report on Form 10-KSB for our fiscal year ended June 30, 2004, and our Quarterly Reports on Form 10-QSB for the first and second quarters ended September 30 and December 31, 2004 respectively.

During the current quarter we terminated all of our prospective interests, granted to us under certain options and letters of intent, in the Tuscarora and Cornucopia Properties located in Elko County, Nevada, and the Slide Mine and Horsefal Project located in Boulder County, Colorado. Our board and our management conducted a detailed review of our financial and operating prospects over the next twelve months, and determined it was in the best interests of our Company to focus our efforts on the New York Canyon Project. Although there can be no assurance, management believes the New York Canyon Project has the most promising potential and merits further exploration activity.

Concurrent with the completion of our initial exploratory drilling program in the last quarter, our Company has successfully fulfilled its first year financial and exploration obligations under the option agreement with the owner of the New York Canyon property. Pursuant to the terms of our agreement with the owner of certain of the New York Canyon mineral claims, we issued 10,000 shares of common stock on February 10, 2005 and a further 500,000 shares on March 18, 2005. We did not conduct any further exploration activities on the property in the current quarter, other than completing assays on the core samples obtained in the initial drilling program.

We are required to spend an additional $750,000 in exploration on the New York Canyon property prior to December 31, 2005. Although we have not yet completed our detailed financial budget, we have formulated our operational plans for the remainder of the calendar year. Our plan includes mapping and identification, preparation and drilling of least another 10 exploratory holes for metallurgical sampling, and detailed pre-feasibility studies for possible production. We also are planning to acquire interests or options in further claims in the vicinity.

Our plans are dependent on raising minimum debt or equity financing of a least $1,000,000. As of the date of this report, we have not yet obtained this additional financing. There can be no assurance that we will ultimately be successful, or obtain the financing we require on terms that are acceptable to our Company. If we are unsuccessful, or experience delays in obtaining the necessary financing, the ability to keep our option in good standing and any further exploration and development plans will be materially affected.

Results of Operations

Please refer to our interim financial statements for the nine months ended March 31, 2005 included herein.

Nine months ended March 31, 2005 compared to the nine months ended March 31, 2004

We incurred a net loss of $2,215,084, or ($0.04) per share, for the nine months ended March 31, 2005, compared to $335,652 in the comparable period in 2004. $1,465,969 of the total loss was incurred for costs expended under our option agreements over the various mineral properties for the nine month period (2004 - $239,001). This includes the fair value of $961,500 for 1,410,000 shares of our common stock issued under mineral property option agreements. The balance consisted of cash payments required under several option and lease agreements.

The balance of our expenses, or $749,115, includes $240,171 of realized investment losses (2004 - $nil), $145,707 (2004 - $44,787) of investor relations costs, $102,260 (2004 - $33,168) for professional fees, $85,300 (2004 - $6,576) for travel, $92,184 (2004 - $7,488) for general and administrative costs, $65,781 (2004 - $3,012) for management and consulting fees, and a gain of $52,940 (2004 - $nil) on foreign exchange. We also recognized stock-based compensation in the amount of $63,000 on sock options granted. (See also ITEM 5. OTHER INFORMATION).

We did not generate any revenue during the period.

Liquidity and Capital Resources

At March 31, 2005, we had working capital of $425,645 and cash and cash equivalents on hand of $170,449 compared with working capital of $229,364 and cash and cash equivalents on hand of $266,926 on June 30, 2004. We used cash of $888,327 for our operations during the nine month period.

We issued convertible debentures in the aggregate principal amount of $284,999, of which $80,009 was issued in the current quarter. The balance was issued in the previous quarters. The debentures are convertible at the option of the holder during a two year period from the date of issuance into units of the Company, which consist of one common share and one share purchase warrant, and bear the following terms:

Date of Issuance	Principal Amount	Conversion Price	Warrant Exercise Price
September 22, 2004	$85,000	$0.70	$0.86
November 19, 2004	80,000	$0.56	$0.75
December 14, 2004	39,999	$0.45	$0.60
February 10, 2005	25,000	$0.40	$0.55
March 15, 2005	55,000	$0.25	$0.40
	$284,999

The holder must convert all of the principal and accrued interest on the above noted debentures. The interest rate is the Bank of America prime rate plus 2.5% per annum. We are required to pay accrued interest annually on January 31st. See ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The funds received from the sale of the debentures were used for general working capital purposes.

During the period we also received $306,851 in cash proceeds from the sale of the Langley Park shares, and $200,000 from the exercise of employee stock options. We held a balance of 1,527,974 Langley Park shares at March 31, 2005.

We have not had revenues from inception. The Company has no assets and without additional capital, we may not be able to survive beyond the next quarter. Although there may be insufficient capital to execute our business plan, we expect to survive with funding from sales of securities and, as necessary, from shareholder loans. There is no assurance we will be successful in raising the necessary funding or on terms that are acceptable to our company.

ITEM 3.     CONTROLS AND PROCEDURES
  Evaluation of Disclosure Controls and Procedures. As of March 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

  Changes in Internal Controls. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2.     CHANGES IN SECURITIES

On December 14, 2004, we issued a convertible and callable debenture in the principal amount of $39,999. We may call the debenture at anytime prior to the maturity date on December 14, 2006. The debenture is unsecured and the entire principal and unpaid accrued interest may be converted into units at a conversion price of $0.45 per unit. Each unit consists of one restricted share of our common stock and one warrant to acquire an additional restricted share of our common stock for two years at an exercise price of $0.60 per share.

On February 10, 2005, we issued a convertible and callable debenture in the principal amount of $25,000. We may call the debenture at anytime prior to the maturity date on February 10, 2007. The debenture is unsecured and the entire principal and unpaid accrued interest may be converted into units at a conversion price of $0.40 per unit. Each unit consists of one restricted share of our common stock and one warrant to acquire an additional restricted share of our common stock for two years at an exercise price of $0.55 per share.

On March 15, 2005, we issued a convertible and callable debenture in the principal amount of $55,000. We may call the debenture at anytime until the maturity date on March 15, 2007. The debenture is unsecured and the entire principal and unpaid accrued interest may be converted into units at a conversion price of $0.25 per unit. Each unit consists of one restricted share of our common stock and one warrant to acquire an additional restricted share of our common stock for two years at an exercise price of $0.40 per share.

The interest rate on the principal of the two debentures is the Bank of America prime rate plus 2.5% per annum. We are required to pay accrued interest annually on January 31st.

As of the date hereof, there are $284,999 of outstanding debentures. See also ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On February 10, 2005, we issued 549,405 units in our Company. These units consisted of 549,405 shares of our common stock and warrants to purchase an additional 549,405 shares of our common stock for $2.00. Warrants to purchase 495,618 shares will expire on March 31, 2006 and warrants to purchase 53,787 shares will expire on June 30, 2006. These are the only outstanding warrants to purchase shares of our Company. The units were issued on conversion of four debentures described in our Annual Report on Form 10-KSB for June 30, 2004 and our quarterly report on Form 10-KSB for the period ended September 30, 2004. The units issued under these transactions are restricted and are subject to applicable hold periods.

On February 10, 2005, we issued 10,000 shares of our common stock pursuant to the terms of our lease agreement with the owner of certain of the New York Canyon mineral claims described herein. Under the terms of the agreement we were required to issue the shares on the six month anniversary of execution of the lease agreement.

On February 16, 2005, Mr. Richard Harris, a shareholder of our Company, tendered 200,000 shares of our common stock for cancellation and return to our treasury.

On February 16, 2005, Mr. Brent Jardine, our President, CEO and Director tendered 20,000,000 shares of our common stock beneficially held by him for cancellation and return to our treasury.

On March 18, 2005 we issued 500,000 shares of our common stock pursuant to the terms of our option agreement with the owner of certain of the New York Canyon mineral claims.

Subsequent to these transactions and share cancellations noted herein, there are 53,594,219 common shares outstanding in our Company.

On March 14, 2005 we amended our Employee and Consultants Stock Option Plan, increasing the maximum number of common shares available under the plan to 4,000,000 shares. On April 8, 2005, Cameron Reynolds, our CFO and a director, agreed to cancel his 300,000 options, which were the only stock options then outstanding. On April 8, 2005, we granted options to our directors, officers and one consultant to purchase up to an aggregate 3,000,000 shares of common stock at a price of $0.30 per share exercisable until April 8, 2010.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Interest due January 31, 2005 on convertible debentures issued on September 22, November 19, and December 14, 2004, as described in our financial statements and prior quarterly reports on Form 10QSB, was not paid and remains in default as of the date of this quarterly report.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

At March 31, 2005, we were indebted to our Chief Financial Officer for $59,920 and to the former President of our Company for $15,613. These amounts are non-interest bearing, unsecured and due on demand.

During the nine months ended March 31, 2005 we paid consulting fees of $33,818 to our Chief Financial Officer, $4,693 to a Director of our Company, and $8,025 to our President & CEO.

As at March 31, 2005, we were indebted to a company controlled by our President for $610 of expenses paid on behalf of our Company.

The Vice President of our Company owns a 22.5% interest in the New York Canyon mineral property that has been optioned by our Company as described herein.

On April 12, 2005, Mr. Datsopoulos was appointed to the position of Chairman of the Board of Directors.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation. (1)
3.2	Bylaws. (1)
3.2	Amended Articles of Incorporation. (11)
4.1	Specimen Stock Certificate. (1)
10.7	Statement of Trustee. (1)
10.8	Letter of Intent regarding the Gold Hill Project. (4)
10.9	Letter of Intent regarding the Tuscarora Project. (6)
10.10	Property Option Agreement with Nevada Sunrise LLC regarding the New York Canyon Project. (7)
10.11	2004 Nonqualified Stock Option Plan. (8)
10.12	Convertible Preferred Stock Purchase Agreement date July 29, 2004. (9)
10.13	Debenture Purchase Agreement with Astra Star Limited. (10)
10.14	Convertible, Callable, Subordinated Debenture with Astra Star Limited. (10)
10.15	Debenture Purchase Agreement with Norad Limited. (10)
10.16	Convertible, Callable, Subordinated Debenture with Norad Limited. (10)
10.17	Debenture Purchase Agreement with Norad Limited. (11)
10.18	Convertible, Callable, Subordinated Debenture with Norad Limited. (11)
10.19	Debenture Purchase Agreement with Norad Limited. (12)
10.20	Convertible, Callable, Subordinated Debenture with Norad Limited. (12)
10.21	Debenture Purchase Agreement with Glenkirk International. (12)
10.22	Convertible, Callable, Subordinated Debenture with Glenkirk International. (12)
10.23	Debenture Purchase Agreement dated February 10, 2005, effective December 14, 2004 with Riannon Limited. (14)
10.24	Convertible, Callable, Subordinated Debenture dated February 10, 2005, effective December 14, 2004 with Riannon Limited. (14)
10.25	Debenture Purchase Agreement dated February 10, 2005 with Riannon Limited. (14)
10.26	Convertible, Callable, Subordinated Debenture dated February 10, 2005 with Riannon Limited. (14)
10.27	Debenture Purchase Agreement dated March 15, 2005 with Riannon Limited. (14)
10.28	Convertible, Callable, Subordinated Debenture dated March 15, 2005 with Riannon Limited. (14)
10.29	Property Option Agreement with Consolidated Global Minerals Ltd. regarding the Tuscarora Gold Project. (10)
10.30	Property Option Agreement with Consolidated Global Minerals Ltd. regarding the Cornucopia Project. (10)
10.31	Letter of Intent with Consolidated Global Minerals Ltd. regarding the Slide Mine and Horsefal Projects. (10)
10.32	Mining Lease with Jaycor Mining, Inc. (10)
10.33	Publicity Agreement with Capital Financial Media, Inc. (10)
10.34	Consulting Agreement with Kirin Venture Capital Corp. (10)
10.35	Consulting Agreement with Anthony (Tony) R. Harvey (14)
14.1	Code of Ethics. (3)
16.1	Letter from Williams & Webster, P.S. (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter. (3)
99.2	Disclosure Committee Charter. (3)
99.3	Stock Purchase Agreement. (5)

(1)	Previously filed as an exhibit to the Registrant's Registration Statement on Form SB-2 filed on April 26, 2000.
(2)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on November 5, 2002.
(3)	Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB filed on August 26, 2003.
(4)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 30, 2004.
(5)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 10, 2004.
(6)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 20, 2004.
(7)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2004.
(8)	Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 filed on June 17, 2004.
(9)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on August 20, 2004.
(10)	Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for June 30, 2004.
(11)	Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for September 30, 2004.
(12)	Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for December 31, 2004.
(13)	Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 filed on April 6, 2005
(14)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

Reports on Form 8-K

February 2, 2005 reporting completion of the Phase One exploration program on the New York Canyon Copper Project located in Mineral County, Nevada.

February 2, 2005 reporting that Brent Jardine, President has returned 20,000,000 restricted shares of common stock to treasury. As a result, the Company has reduced the total number of shares outstanding to 53,034,814.

February 17, 2005 reporting final assay results from the New York Canyon Phase 1 exploration program.

April 13, 2005 reporting the appointment of Mr. Datsopoulos as Chairman of the Board of Directors of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of May, 2005.

ABERDENE MINES LIMITED
(the "Registrant")

BY:	/s/ Brent Jardine
Brent Jardine, President, Principal Executive Officer and Treasurer.

BY:	/s/ Cameron Reynolds
Cameron Reynolds, Principal Financial Officer and Principal Accounting Officer.