Form 10KSB
period 2005-06-30
ABERDENE MINES LTD
filed 2005-10-13
CIK 1112706

=======================================================================================

FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the fiscal year ended June 30, 2005

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

(800) 430-4034
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock     Title of each class

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The Registrant is a Shell company. [   ]

========================================================================================

The aggregate market value of the voting stock held by non-affiliates of the registrant was $12,573,688 as of October 12, 2005.

Number of shares outstanding of the registrant's class of common stock, as of October 12, 2005: 60,491,852

The Company recorded $nil revenues for its most fiscal year ended June 30, 2005.

Page
FORWARD LOOKING STATEMENT	3

PART I
Item 1. Description of Business	3
Item 2. Properties	13
Item 3. Legal Proceeding	13
Item 4. Submission of Matters to a Vote of Security Holders	14

PART II
Item 5. Market For Registrant's Common Equity and Related Stockholder Matter	14
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation	20
Item 7. Financial Statements and Supplementary Data	25
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	41

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons	41
Item 10. Executive Compensation	44
Item 11. Security Ownership of Certain Beneficial Owners and Management	47
Item 12. Interest of Management and Others in Certain Transactions	49
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8 -K	50
Item 14. Principal Accountant Fees and Services	51
Financial Statements	26
Signatures	53

FORWARD LOOKING STATEMENT

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS, INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS ANNUAL REPORT ON FORM 10-KSB. AMONG SUCH RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT COMPLETE ITS PROPOSED BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL. SINCE THE COMPANY IS A 'PENNY STOCK' COMPANY, THE SAFE HARBOUR FOR FORWARD-LOOKING STATEMENTS CONTAINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT, AS AMENDED, DOES NOT APPLY TO THE COMPANY.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

Introduction

Aberdene Mines Limited (referred to in our report as "Aberdene or the Company") was incorporated on January 21, 2000 in the State of Nevada. Our Company's principal executive offices are located at Suite 700, 101 Convention Center Drive, Las Vegas, Nevada, 89109. Our toll free telephone number is 800 430-4034.

Our shares of common stock are quoted in the United States on the National Association of Securities Dealers Over-the Counter-Bulletin Board (the "OTCBB") with the symbol "ABRM".

We have commenced very limited operations and we currently have no business revenue or significant assets. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Our primary operational activities have been focused on very limited analysis and exploratory drilling on a mineral exploration project described in this annual report, over which we have an option to acquire or the right to explore the mineral claims.

We file periodic and current reports with the Securities and Exchange Commission under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

We are an exploration stage corporation focused in the metals and minerals industry. An exploration stage corporation is one engaged in the search for mineral deposits or reserves, which are not in either the development or production stage. We do not currently own title to any of the properties on which we conduct our operations. There is no assurance that a commercially viable mineral deposit exists on our properties and further exploration will be required before a final evaluation as to the economic feasibility is determined.

Metals and Mineral Exploration Business

We currently hold certain options to acquire interests and leases in mineral claims in Mineral County, Nevada, known as our "New York Canyon Project", which we have described in detail in this annual report. At present, we do not own any mineral claims directly.

During the current fiscal year, we terminated all of our other prospective interests in certain options and letters of intent regarding mineral exploration properties, being the Tuscarora/Cornucopia Property located in Elko County, Nevada, and the Slide Mine and Horsefal Project located in Boulder County, Colorado. These interests were described in our 2004 annual report on Form 10-KSB. Our board and our management conducted a detailed review of our financial and operating prospects, and determined it was in the best interests of our company to focus our efforts on the New York Canyon Project. Although there can be no assurance, management believes the New York Canyon Project holds the most promising potential and merits further significant and focused exploration activity.

New York Canyon Project

Agreements and Claims

Initial Option Agreement with Nevada Sunrise, LLC

We acquired our initial interest in the New York Canyon Project in March 2004 through an option agreement with Nevada Sunrise, LLC, Robert and Sharon Weicker doing business as Kleinebar Resources Ltd., and Kurt and Tami Schendel, as described in our 2004 Form 10-KSB. Robert Weicker is a director of our company. See Item 12. "INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS".

Under the terms of the agreement, we may acquire a 100% interest in two major claim blocks comprising a total of 226 unpatented mineral claims, representing approximately 4,535 acres. We refer to the first block comprising 206 claims as the "Copper Queen" target, and the second contiguous block of 20 claims as the "Longshot Ridge".

We may exercise our option to acquire these claims in their aggregate by paying the optionors the following sums of cash, issuing the following common stock, and incurring exploration expenditures over three years. The cash component includes, (i); $30,000 on execution (paid), (ii); $60,000 on the first anniversary (paid), (iii); $120,000 or 400,000 common shares on the second anniversary, and, (iv) $250,000 or 600,000 common shares on the third anniversary. We are also required to issue the optionors 2,000,000 shares of our common stock over three years. 500,000 common shares were issued on execution of our option agreement, and an additional 500,000 common shares are issuable on each of the first through third anniversaries of the agreement, of which the first anniversary shares have been issued. We also must incur minimum aggregate exploration expenditures on the claims of $2,000,000, of which $250,000 was spent prior to December 31, 2004, $750,000 must be incurred by December 31, 2005 and the balance of $1,000,000 must be incurred by December 31,2006.

The optionors also retained a 2% net smelter returns royalty over any future production. We have the option to reduce this royalty to 1% by making a lump sum payment of $1,000,000.

Concurrent with the completion of an initial exploratory drilling program in fiscal 2004, we successfully fulfilled our first year financial and exploration obligations under the option agreement with the optionors of the property. During our last fiscal year, we paid $60,000 in cash and issued 500,000 common shares on the first anniversary of the option agreement.

Lease Agreement on the Jaycor Claims

On July 21, 2004, we entered into a lease agreement with a private company. Under the terms of the lease, we were granted rights to explore and, should it ultimately prove to be feasible, develop eighteen patented mineral claims to the full extent permitted by applicable mining regulations. These rights were granted as a lease for an initial term of 15 years, and are renewable for a further 15 years. The claims cover a geographic area of approximately 361 acres, located within the vicinity of our New York Canyon Project.

These claims are located in Sections 32, 33 and 34 T8N; R35E MDBM in Mineral County, Nevada and have been patented under the following:

Name of Claim	Mineral Survey #	US Patent #	County Land Parcel

Mayflower	38	10541	009-170-11
Wall Street	43	21509	009-170-09
Turk	44	21510	009-170-09
Footwall	3447	264845	009-170-03
Nora Higgins	3447	264845	009-170-02
Willie Higgins	3447	264845	009-170-02
Annex No. 1	3447	264845	009-170-03
Annex No. 2	3447	264845	009-170-03
Annex No. 3	3447	264845	009-170-03
Annex No. 4	3447	264845	009-170-03
Iron Gate	4444	806518	009-170-02
Velvet	4444	806518	009-170-02
Saddle	4444	806518	009-170-02
Vacation	4571	982162	009-170-12
Goodenough	4612	989401	009-170-02
Copper Butte	4612	989401	009-170-02
Copper Bar	4612	989401	009-170-02
Hecla	4612	989401	009-170-02

As consideration for the Lease, we are required to pay the private company the following amounts prior to the commencement of any future production activities:

*	$25,000 on execution of the Lease (paid)
*	$1,000 monthly commencing on July 21, 2005, being the first anniversary of the effective date of the Lease (paid)
*	$2,000 monthly commencing on July 21, 2006, being the second anniversary of the effective date of the Lease
*	$3,000 monthly commencing on July 21, 2007, being the second anniversary of the effective date of the Lease, and continuing for as long as the Lease is in effect.

All of these payments are considered to be minimum advance royalty payments. Should production commence in the future, of which there can be no assurance, these minimum payments would be credited against any actual future royalty payments. If actual royalties payable from production exceed $9,000 per quarter, these minimum payments would cease. If actual royalty payments are less than $9,000 quarterly, we would be required to pay the difference between the actual and the minimum payments.

In addition to the minimum payments, we are obligated to issue 10,000 shares of our common stock on or before January 21, 2005 and an additional 15,000 common shares on or before July 21, 2006. On February 10, 2005, we issued the first tranche of 10,000 common shares to the private company. The common shares are subject to applicable hold periods.

During the first four years under the lease, we are also required to perform at least $100,000 of exploration work annually on the subject mineral claims. We are currently negotiating with the lessor to eliminate the annual requirement of $100,000 of exploration work in favor of a minimum aggregate work commitment over a four-year period.

The claims under the lease are subject to an overriding Royalty Deed granted to a third party by the private company. Upon commencement of production, we are required to pay the third party a net smelter returns royalty of 1.75%, up to a maximum of $2,000,000. In addition, we have also agreed to pay the private company a net smelter return royalty of 0.5% until such time as the third party has been paid $2,000,000, at which time the royalty payable to the private company will then increase to 1.5%. The 1.5% rate payable to subject to a maximum of $2,000,000, at which time the ongoing royalty will be reduced to 0.5% for as long as the lease is in effect.

We believe our right to explore these patented claims supplements the land position we optioned and leased from Nevada Sunrise, LLC in fiscal 2004 and 2005. We also view patented claims as strategically important. We believe the holders generally retain all mineral and property rights, and the permitting procedures for both exploration and development can be streamlined and fast tracked.

Location and Access

These claim groups are located in southeastern part of Mineral County, Nevada. The New York Canyon Project is located seven miles east of the village of Luning and 32 road miles east of the county seat of Hawthorne, Nevada.

Hawthorne has the necessary infrastructure to support exploration and mining activity in the area. The Southern Pacific Railroad maintains a railhead at Thorne, approximately 8 miles north of Hawthorne. Access to the claims is via Highway 95, Hawthorne to Luning, a distance of 25 miles. From Luning, a 7 mile gravel county road provides access to the property.

The New York Canyon Project falls within the Santa Fe mining district, which was discovered in the late 1800's. Commercial production of silver and later copper was realized from the district in the late 1800's. The claims lie approximately five miles south-southeast of the Santa Fe Gold Mine, a former heap leach gold mining operation owned by Corona Gold (later Homestake Mining Company).

History

The Santa Fe Silver Mine established this mining district with a discovery in 1879. This discovery led to silver production from a number of other silver, silver-lead and silver-copper deposits in the district. The discovery of significant copper deposits, identified around 1893, saw mining activity focus on the large copper deposits in the area. These deposits, mined via short tunnels and open cuts, superceded the small silver mining operations scattered throughout the area.

Copper production from the district exceeded 4,454 tons during the period 1906 through 1935. There was significant silver production from the district during this period, especially during the war years when copper production reached its zenith. It is believed that the silver was a byproduct of copper production in the area. During World War I, a total of five (5) mines were active in the immediate vicinity of the Kleinebar claim blocks.

Modern exploration of the area began in 1964 when Banner Mining Company (Banner) drilled the Copper Queen and Champion mineral occurrences. In the 1970's, Amax Inc (Amax), and later Conoco Inc. (Conoco) both conducted significant exploration programs, which included the completion of 24 holes, totaling 20,226 feet. This included a total of 15 holes which were drilled to test the Long Shot Ridge occurrence.

In the early 1980s, Amax, Todilto Exploration and Development Corp. and Great Basin Exploration and Mining each collected several surface rock chip samples from various locations on the property, evaluating the precious metal potential of the area.

In the mid 1980s, Coca Mines (Coca) carried out some limited exploration work in the district, searching for gold deposits with heap leach potential. In the late 1980s most of the claims in the area were acquired by Princeton Mining from Coca and Amax, but did no further work on the claims.

In 1991 - 92, the property, and all shares in the holding company Jaycor, were purchased by Kookaburra Gold Corp ("Kookaburra"). Kookaburra commissioned a preliminary evaluation of the Longshot Ridge Project in 1992 with CORE Engineering and Associates, of Vancouver, British Columbia, Canada. Kookaburra's infill drilling program confirmed Conoco's results. During this program Kookaburra also conducted drilling around the periphery of the known mineralization. During 1993 Kookaburra completed a 29 hole reverse circulation drilling program. Kookaburra drilled a total of 10 core (2,432 ft.) and 29 reverse circulation (5,327 ft.) in fill holes drilled to verify Conoco's results.

In 1993, Phelps Dodge optioned a portion of the property, also intent on evaluating the area for potential gold mineralization. Poor copper prices in late 1993 and early 1994, prompted Kookabura to place the property on hold while Kookaburra focused their attention elsewhere.

Our Exploration Programs on the New York Canyon Project

During fiscal 2004, we focused our initial exploration activities on Longshot Ridge. In November 2004 we commenced with a program to drill three exploratory sample holes. We completed three diamond drill holes, comprising 1586 feet. This consisted of two drill holes (04-01 and 04-03) on the Longshot Ridge area, and one hole (04-02) drilled on the Copper Queen area. Hole 04-01 was an angle hole and was terminated at 213 feet due to poor ground conditions. Hole 04-02 was drilled to a depth of 949 feet. Drill hole #04-03 was drilled 1500 feet to the northeast of drill hole #04-02. This drill hole was a vertical hole drilled to a depth of 433 feet. Both the Longshot Ridge and the Copper Queen target areas warrant further exploration.

There can be no assurance that results from these 3 small exploratory holes are indicative of quantities of metals throughout the claim area, or that there is a commercially viable deposit.

We are currently conducting an exploration program on the New York Canyon Project, which is focused upon core drilling and reverse circulation drilling of the Longshot Ridge area. The purpose of this drilling is to provide further definition of the copper mineralization and verification of past drill results by other companies.

We have also recently drilled one hole in the Copper Queen area for the purpose of verifying a copper intercept from previous drilling by another company.

Geologic mapping of alteration and copper mineralization of two new target areas, Stone Cabin area and Powerline area, should also provide some additional copper targets on the property.

We incurred approximately $385,000 of exploration expenditures in our 2005 fiscal year on the New York Canyon Project. We also issued shares with a fair value of $1,048,500 to the holders of the claims pursuant to the terms of our option and lease agreements. We have sufficient cash reserves to complete the exploration program currently underway on the New York Canyon Project.

The New York Canyon Project is without known reserves and we have not established that our Project contains any commercially viable mineral deposits.

Products, Markets, Distribution and Customers

We do not currently produce any products, metals, or minerals nor do we offer any products for sale. We are not party to any distribution arrangements, and have no principal customers or suppliers. We do not anticipate any changes in this status for at least the next 12 months.

Competition and Competitive Strategy

We compete with many other junior mineral exploration companies for financing, from a limited number of investors that are prepared to make investments in junior exploration companies. Competition for limited funds impacts directly on our ability to raise additional capital to fund further property acquisitions and exploration programs.

We also compete for mineral properties of merit with other junior exploration companies. Competition reduces the availability of properties of merit or may increase the cost of acquiring the mineral properties.

Many of the junior resource exploration companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration activities. In addition, they may be able to afford more geological expertise in the targeting and exploration of resource properties. This competition could result in our competitors having resource properties of greater quality and interest to prospective investors. This competition could adversely impact on our ability to finance property acquisitions and further exploration.

Although we compete with other junior exploration companies for financing, properties of merit, and subcontractors, there is no competition for the exploration or removal of mineralized material from the claims for which we have an option to acquire or a right to explore. Large, well capitalized markets are readily available for all metals and precious metals throughout the world. A very sophisticated futures market for the pricing and delivery of future production also exists. At present there are no limitations with respect to the sale of metals or precious metals other than price. The price for metals is affected by a number of global factors, including economic strength and resultant demand for metals for production, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for subject metals.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

Not applicable at present. If we exercise any of the options to acquire the claims comprised in the New York Canyon Project, the Copper Queen #1 and #2, and the Mildred claims, the claims we would acquire under the terms of the agreement are patented claims. Please refer to the section entitled "Metals and Mineral Exploration Business".

Governmental Controls and Approvals

Exploration and development activities are all subject to stringent national, state and local regulations. All permits for exploration and testing must be obtained through local Bureau of Land Management offices of the Department of Interior. The granting of permits requires detailed applications and filing of a bond to cover the reclamation of areas of exploration. From time to time, an archeological clearance may need to be obtained prior to proceeding with any exploration programs.

We plan to secure all necessary permits for any future exploration. We must provide for all environmental concerns and ensure no discharge of water into any body of water regulated by environmental law or regulation. Indigenous and endangered species must only be subject to very minimal or nil disturbances. Restoration of the disturbed land will be completed according to applicable regulations and laws. All holes, pits and shafts will be sealed upon abandonment of the property.

It is difficult to estimate the cost of compliance with the environmental laws since the full nature and extent of our proposed activities cannot be determined until we start our operations.

We are in compliance with all laws and plan to continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations.

Research and Development Activities and Costs

We have no plans to undertake any research and development activities in the foreseeable future, if at all. Our business is not dependent on research and development.

Compliance with Environmental Laws

See "Governmental Controls and Approvals".

Employees

Aside from our officers, we have one fulltime employee at present. Our president, officers and board members are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. Other than the consulting agreement with our President, Brent Jardine, our directors and officers do not have employment agreements with us.

All of our exploration activities are currently carried out through agreements with the owners or lessors of the claims under option or lease, consultants and arm's length third parties. We use the services of subcontractors for exploration work on our properties. Our only technical employee is Mr. Robert F. Weicker, who is our Senior Geologist and Vice-President of Exploration.

Risk Related to our Business

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional unknown risks and uncertainties, or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

We have a limited operating history.

We have a limited operating history and must be considered in the exploration stage. Our company's operations will be subject to all the risks inherent in the establishment of an exploration enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $48,816 and working capital of $179,009 as of June 30, 2005. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of any of the claims under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the subject properties. The requirements are substantial. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in January 2000 and to date have been involved primarily in organizational activities and very limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $5,990,553. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations.

Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

Because of the speculative nature of exploration of natural resource properties, there is substantial risk that this business will fail.

There is no assurance that any of the claims we explore or acquire will contain commercially exploitable reserves of minerals. Exploration for natural resources is a speculative venture involving substantial risk. Hazards such as unusual or unexpected geological formations and other conditions often result in unsuccessful exploration efforts. We may also become subject to significant liability for pollution, cave-ins or hazards, which we cannot insure or which we may elect not to insure.

We may not have access to all of the supplies and materials we need for exploration, which could cause us to delay or suspend operations.

Competition and limited industry suppliers may result in occasional shortages of supplies, such as dynamite, and certain equipment such as excavators that we need to conduct exploration activities. We have negotiated any long term contracts with any suppliers of products, equipment or materials. If we cannot find the products and equipment when required, we will have to suspend our exploration plans until we locate the necessary products and equipment .

We have no known ore reserves and we cannot guarantee that we will find commercial quantities.

We have no known ore reserves and there can be no assurance that any of the mineral claims we are exploring contain commercial quantities of ore. Even if we identify commercial reserves, we cannot guaranty that we will make a profit or that we will be able to exploit the reserves on a profitable basis, if at all.

Our success depends on our ability to attract and retain business partners over whom we have limited control.

Our business will depend on our ability to enter into arrangements with partners for all facets of our business including all manual exploration activities, assays, and evaluations. Typically we will have to rely to a large extent on their ability to complete the tasks on a timely and cost effective basis. Consequently, our success depends upon our partners' ability to perform these tasks. There can be no assurance that we will be able to establish necessary arrangements on favorable terms, or at all, or that these agreements will be successful.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

Our success is also largely dependent on our ability to hire highly qualified personnel. This is particularly true in highly technical businesses such as mineral exploration. These individuals are in high demand and we may not be able to attract the personnel we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Failure to hire key personnel when needed, or on acceptable terms, would have a significant negative effect on our business.

Inability of Our Officers and Directors to Devote Sufficient Time to the Operation of the Business May Limit Our Company's Success.

Presently the officers and directors of the Company allocate only a portion of their time to the operation of our business.

If the business requires more time for operations than anticipated or the business develops faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. Even if this lack of sufficient time of our management is not fatal to our existence, it may result in limited growth and success of the business.

Our Independent Auditors' Report States that there is a Substantial Doubt that we will be able to Continue as a Going Concern.

Our independent auditors, Manning Elliott, state in their audit report, dated October 11, 2005, that since we are an exploration stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

"Penny Stock" Rules may restrict the market for the Company's shares

Trading in the shares of our common stock is subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks", which apply to companies whose shares are not traded on a national stock exchange or on the Nasdaq system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

ITEM 2.     DESCRIPTION OF PROPERTY.

Refer to Item 1; "Description of Business" for a detailed description of the mineral properties that we lease or over which we have an option to acquire an interest.

Our corporate office is located at Suite 700, 101 Convention Center Drive, Las Vegas, Nevada, 89109. Our toll free telephone number is 800 430-4034. We lease our office space in Las Vegas, Nevada under a renewable one year term at an annual rate of $1,997. We closed our London office in June, 2005.

We have a temporary field office at Suite 3, 480 J Street, Hawthorne, Nevada 89415 at a monthly cost of $500.

We do not have any plants and have minimal equipment for the operation of our office.

We do not have any investments or interests in any real estate.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 3, 2004, our company's Board of Directors approved amendments to our Articles of Incorporation to create 100,000,000 authorized shares of preferred stock, par value $0.00001 (the "Amendment"). Under the provisions of the Amendment, our Directors in their discretion may issue the preferred shares in series, and may fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock.

The approval of a majority of the issued and outstanding shares of common stock was required to effect the Amendment. On September 3, 2004, Mr. Brent Jardine, our President, CEO, and majority stockholder holding 69.12% or 49,999,998 of our issued and outstanding common shares at the time, executed a written consent approving the Amendment. No meeting of our stockholders was held. On September 3, 2004 we filed an Information Statement with the SEC and mailed it to our stockholders in connection with the Amendment.

The Amendment was effected with the Nevada Secretary of State on September 28, 2004.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock began quotation on the Over-the-Counter Bulletin Board on March 25, 2002, and is currently quoted under the symbol "ABRM.OB". The following sets forth the high and low bid quotations for the common stock as reported on the Over-the-Counter Bulletin Board for each quarter since March 25, 2002. These quotations reflect prices between dealers do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. Figures prior to June 15, 2004 have not been adjusted to account for the stock split of 2:1 effective June 15, 2004.

Quarter Ended	High Bid	Low Bid
2003
March 31	$0.11957	$0.21957
June 30	$0.67	$0.58
September 30	$0.06739	$0.16957
December 31	$2.60	$0.80
2004
March 31	$3.77	$3.14
June 30	$5.14	$2.59
September 30	$4.50	$0.48
December 31	$0.77	$0.33
2005
March 31	$0.63	$0.24
June 30	$0.40	$0.165

There is no established trading market for our unsecured debentures or Series A preferred shares. We are not planning to obtain a trading symbol or establish a market in the future.

Description Of Securities

Unsecured Debentures

We issued unsecured convertible debentures in the aggregate principal amount of $284,999 to five placees in fiscal 2005. The debentures are convertible at the option of the holder during a two year period from the date of issuance into units of our company, which consist of one common share and one share purchase warrant. The holder must convert all of the principal and accrued interest on the debenture. The interest rate is the Bank of America prime rate plus 2.5% per annum. We are required to pay accrued interest annually on January 31st. Debenture holders rank in preference over all classes of shares in the event of liquidation, dissolution, or the winding up of our company. our company

Preferred Stock

On September 3, 2004, we amended our Articles of Incorporation to issue up to 100 million preferred shares with a par value of $0.00001 (See ITEM 4). The preferred shares are issuable in series and all corresponding rights and restrictions are to be determined by our board of directors at the time of issuance.

On October 4, 2004, we created Series A preferred shares, which are convertible by the holder at the lesser of (a) the fixed conversion price of $1.75, as may be adjusted in certain circumstances or (b) 80% of the average of the three lowest "per share market values" for the common stock over the ten trading days preceding the date of conversion, but in no event less than 5% of the fixed conversion price. As a result of two private placements we completed in August and September 2005, the fixed conversion price of $1.75 has been adjusted to $1.7005638.

Series A preferred shares are the only preferred shares that have been created and issued as of the date of this report. See also "Recent Sales of Unregistered Securities" under this Item. The discussion in our 2004 Proxy Statement filed on September 3, 2004 is incorporated herein by reference for a full description of the terms and attributes related to our Series A preferred shares.

Common Stock

We are authorized to issue up to 100,000,000 shares of Common Stock, $0.00001 par value. The holders of our Common Stock are entitled to one vote per share held and have the sole right and power to vote on all matters on which a vote of stockholders is taken. Voting rights are non-cumulative. Common stockholders are entitled to receive dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore and to share pro rata in any distribution to common stockholders. Upon liquidation, dissolution, or the winding up of our company, common stockholders are entitled to receive the net assets of our company in proportion to the respective number of shares held by them after payment of liabilities and all amounts due to preferred stockholders which may be outstanding. The holders of Common Stock do not have any preemptive right to subscribe for or purchase any shares of any class of stock of the Company. The outstanding shares of Common Stock will not be subject to further call or redemption and are fully paid and non-assessable. To the extent that additional common shares are issued, the relative interest of existing stockholders will likely be diluted.

Holders of Series A Preferred Shares

At October 12, 2005, there were 500,000 Series A preferred shares outstanding and there was one holder of record.

Holders of Common Shares

At October 12, 2005, there were 60,491,852 common shares outstanding and there were 36 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

Of the 60,491,852 shares of common stock outstanding as of October 12, 2005, 29,057,631 shares (not including any shares that may be acquired upon exercise of outstanding options) were owned by our officers, directors and affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933. These shares became available for resale to the public on January 14, 2005 as to Brent Jardine's shares, June 4, 2006 as to Tim Hipsher's shares subject to the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144, as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of: 1% of the number of shares of our common stock then outstanding, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Stock Purchase Warrants

We have authorized and issued a total of 549,405 common stock purchase warrants as at June 30, 2005. The following table sets forth the terms and exercise price of all issued and outstanding warrants.

		Exercise
Date Issued	Number of Warrants	Price	Expiry Date

March 31, 2004	495,618	$2.00	March 31, 2006
June 30, 2004	53,787	$2.00	June 30, 2006
TOTAL	549,405

See "Recent Sales of Unregistered Securities" in this Annual Report. Please refer to our 2004 Form 10-KSB for more information regarding common stock purchase warrants issued during 2004.

Securities Authorized For Issuance Under Equity Compensation Plans

Our 2004 Non-qualified Stock Option Plan (the "2004 Plan") is intended to provide incentives to our employees, directors and consultants by providing them with opportunities to purchase shares of our common stock. The 2004 Plan is effective as of June 17, 2004 and all stock options granted under the 2004 Plan must be granted within ten years from the date the 2004 Plan was adopted. We originally registered the 2004 Plan on June 17, 2004. Effective April 6, 2005, we amended the 2004 Plan and increased the total of common shares reserved for issuance under the 2004 Plan from 1 million to a total of 4 million common shares.

Our Board of Directors is authorized to administer the 2004 Plan. In doing so, our Board of Directors may: (i) designate optionees; (ii) determine the terms and provisions of respective option agreements (which need not be identical) including, but not limited to, the number of shares to be covered by each option, provisions concerning the time or times when and the extent to which the options may be exercised, and the nature and duration of restrictions as to transferability or restrictions constituting substantial risk of forfeiture; (iii) accelerate the right of an optionee to exercise, in whole or in part, any previously granted option; (iv) interpret the provisions and supervise the administration of the 2004 Plan; (v) determine the fair market value of shares issuable under the 2004 Plan; (vi) designate the type of options to be granted to an optionee; and (vii) determine any other matter which is necessary or desirable for, or incidental to, the administration of the 2004 Plan.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans
approved by security holders:	None	$0.00	None

Equity compensation plans not
approved by securities holders:	3,150,000 (2)	$0.302	450,000 (1)

(1)

On July 1, 2004, one option to purchase 400,000 shares at a price of $0.50 was granted to the CFO and director. The option was exercised on December 14, 2004. This total is the net amount remaining subsequent to the granting and exercise activities in fiscal 2005.

(2)

Includes options to purchase 650,000 shares granted to 2 consultants. 500,000 were granted on April 8, 2005 and are exercisable at any time within 5 years from the date of grant at a price of $0.30. 150,000 were granted on August 5, 2005 and are exercisable at any time within 5 years from the date of grant at a price of $0.35

See "ITEM 10. EXECUTIVE COMPENSATION"

Rules Governing Low-Price Stocks that May Affect Our Shareholders' Ability to Resell Shares of Our Common Stock

Quotations on the OTCBB will reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. Trading in our common stock is subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers are may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser's written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Recent Sales Of Unregistered Securities

The following is a history of our sales of unregistered securities for the fiscal year ending June 30, 2005 and subsequent transactions to the date.

During the 2005 fiscal year, we issued unsecured convertible debentures in the aggregate principal amount of $284,999. The debentures are convertible at the option of the holder during a two year period from the date of issuance into units of our company, which consist of one common share and one share purchase warrant, and bear the following conversion and warrant terms:

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

On July 6, 2004, we issued 900,000 shares of common stock pursuant to the terms of three of our mineral property option agreements. 500,000 shares were issued pursuant to the option agreement over the New York Canyon Project originally optioned in 2004, under which we were required to issue the shares to the grantor on signing. 200,000 shares were issued to the grantor of the option to purchase the Tuscarora Gold Project pursuant to the terms of the agreement, under which we were required to issue the common shares within 5 business days of the option grant. The balance of 200,000 shares were issued to the grantor of the option agreement over the Cornucopia property, under which we were required to issue the common shares within 5 business days of the option grant. Subsequent to the issuance of the shares for Tuscarora and Cornucopia, we elected to terminate the option agreements and relinquish all of our rights to acquire these claims.

On July 29, 2004, we executed a Convertible Preferred Stock Purchase Agreement with Langley Park Investments PLC. Under the terms of the agreement, we agreed to issue 500,000 shares of our Series A 0% Convertible Preferred Stock in exchange for 2,753,304 Langley Park ordinary shares, 1.0p per share. 10% or 275,330 of the Langley Park shares were used to pay a finders fee to an unrelated party. See ITEM 4. "SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS" and "Description of Securities" under this ITEM 5. Please also refer to Exhibit 10.12 filed with our Form 8-K report dated August 20, 2004. The Series A Preferred shares were issued on October 4, 2004. We entered the transaction to secure capital financing, and we have been selling the Langley Park shares on the London Stock Exchange as circumstances permit.

On December 8, 2004, we issued 400,000 shares of our common stock at $0.50 per share pursuant to the exercise of a stock option by one of our directors. We issued an additional 300,000 shares in error and in the quarter ended March 31, 2005, they were returned to treasury.

On February 4, 2005, we issued 10,000 shares of our common stock pursuant to the terms of our lease agreement with the owner of the Jaycor mineral claims described herein. Under the terms of the agreement we were required to issue the shares on the six month anniversary of execution of the option agreement.

On February 10, 2005 we issued 549,405 units consisting of one common share and one share purchase warrant to acquire an additional common share for $2.00. These units were issued on conversion of $902,126 of convertible debentures in fiscal 2004. $801,276 was converted into 495,618 units on March 31, 2004. The balance of $100,850 was converted into 53,787 units on June 30, 2004. The warrants are exercisable over a two year period, effective the original date of conversion.

During the year, we issued 200,000 common shares to a consultant for future professional services. Subsequent to the issuance, we terminated the arrangement and on February 16, 2005 the shares were returned to our treasury for cancellation.

On March 18, 2005, we issued a further 500,000 common shares under our option agreement with the owner of certain of the original New York Canyon mineral claims optioned in 2004.

On April 5, 2005, we amended our 2004 Non-qualified Stock Option Plan to increase the number of authorized shares available to 4,000,000 shares of common stock. On the same day, we granted 3,000,000 stock options to certain directors, officers, employees and a consultant of our company. The options have an exercise price of $0.30 and expire on April 8, 2010.

On June 28, 2005, we issued 200,000 common shares to an arm's length party for a fair value of $34,000 in consideration of consulting services rendered.

On June 28, 2005, we issued 197,633 common shares to a director to settle a debt of $59,290 for expenses incurred on behalf of our company and director's fees.

On August 31, 2005, we completed $1.25 million private placement for general working capital purposes, consisting of 5 million common shares at a price of $0.25 each.

On September 14, 2005, we completed private placement to raise $450,000 for general working capital purposes, consisting of 1,500,000 common shares at a price of $0.30 each.

All of the above-noted securities were sold in reliance on Regulation S of the Securities Act of 1933. Except for the holders of the common shares issued on June 28, 2005, which were issued pursuant to our Form S-8 registration statement, as amended, filed with the Securities and Exchange Commission, all shareholders are subject to Rule 144 of the Securities Act of 1933 with respect to resale. We qualify for the exemption from registration since we were not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, not an investment company, we had a specific business plan at the time we sold the securities, we are not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933, and the aggregate offering price was less that $1,000,000.

Other than the August 31, 2005 and September 14, 2005 private placements, for which we paid a 7.5% finders fee or $127,500 to an unrelated party, no underwriters were used, and no commissions or other remuneration was paid.

ITEM 6.     PLAN OF OPERATION.

We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves, which are not in either the development or production stage. We intend to conduct exploration activities on the properties described in this annual report. We do not own title to any of the properties.

We have no revenues, have incurred significant losses since inception, have no operations, and are subject to a going concern opinion by our external accountants. The foregoing analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

Plan of Operation

Our plan of operation for the next twelve months is to continue our initial exploration activities under all of our options and lease of the New York Canyon prospect in Nevada. We also entered into a lease agreement that grants us a lease to explore the eighteen patented Jaycor claims. See "Item 1 Description of Business" for particulars regarding our mineral exploration locations and our ongoing obligations. We require funding of a minimum of approximately $889,500 in order to fulfill the terms of our obligations under our various option agreements and lease during the current fiscal year. At June 30, 2005, we had cash and marketable securities of approximately $343,000. Subsequent to our fiscal year end, we raised an additional $1,572,500 (net of the payment of a 7.5% cash finder's fee) through the August 31, 2005 and September 14, 2005 private placements. Although there can be no assurance, we believe that we have sufficient cash resources to complete our current exploration program and fund our operations for the next 12 months. If we ultimately require further cash resources, there can be no assurance that the required financing can be obtained, or on suitable terms to our company. We anticipate that our option agreements will be terminated if we are unable to fund the exploration programs. See the discussion of our cash reserves and working capital below under Financial Condition, Liquidity and Capital Resources and also see Risk Factors.

Results of Operations

We have not earned any revenues subsequent to our incorporation. We do not anticipate earning any revenues until we are successful in completing the commercial development of any of our properties. There can be no assurance that we will be successful in discovering commercial quantities or that we can commercially produce metals or minerals.

We incurred expenses in the amount of $3,495,171 for the year ended June 30, 2005 compared to $1,601,036 for the year ended June 30, 2004. The increase in expenditures of $1,977,284 for 2005 compared with 2004 is primarily attributable to increased activity related to our exploration of the New York Canyon property, our 2005 exploratory drilling program and certain costs associated with the abandonment of options described in Item 1. We anticipate that our expenses will continue to increase due to our ongoing planned exploration activities.

Of the $2,469,082 of mineral property costs incurred in our current fiscal year, $1,876,500 was the fair value of common shares issued to claim holders under our various option and lease agreements. $1,048,500 of this amount relates directly to the New York Canyon prospect. The balance of $592,582 was cash expenditures. Approximately $385,000 of all cash expenditures was incurred in New York Canyon related exploration and maintenance expenditures.

General and administrative costs were virtually unchanged in comparison to our previous fiscal year. We experienced a decrease of $40,983 to$1,064,799 during the year ended June 30, 2005 versus $1,105,762 for the fiscal year ended June 30, 2004. We also experienced a net gain of $39,712 on foreign exchange during our current year compared to $nil in 2004.

In 2005 we recorded a loss on the sale of some of our Langley Park shares of $323,098 versus $nil in 2004. The loss was against the original fair value recorded at the time of the transaction with Langley Park entered into in late fiscal 2004. During the year ended June 30, 2005, we sold 1,475,330 Langley Park shares, and at June 30, 2005 we owned a balance of 1,277,974 shares worth approximately $294,077.

The balance of our expenses increased by $204,662from $2,470 in 2004. These expenses include interest on our convertible debentures of $193,297 which includes $180,183 for the intrinsic value of the beneficial conversion option on the convertible debentures ($2,470 in 2004) and a loss of $13,835 on the settlement of debt.

As a result of the foregoing, net loss increased to $4,025,401 for the year ended June 30, 2005 compared to $1,601,036 for 2004. The total comprehensive loss in 2005 was $4,463,113 (2004 - $1,601,036) due to unrealized investment losses related to our Langley Park shareholdings of $437,712. This equated to a $0.06 loss per common share versus $0.01 for the year ended June 30, 2004. We anticipate that we will continue to incur significant losses for the next several years.

Financial Condition, Liquidity and Capital Resources

Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We have not generated any revenue from our operations. We anticipate continuing to rely on equity sales of our shares of common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

At June 30, 2005 our total assets were $357,196, compared to $288,780 at June 30, 2004. We had $173,966 in current liabilities compared to $57,405 at the end of 2004. This included $58,633 due to our officers and directors (2004 - $17,633). At June 30, 2005 there were $284,999 of unsecured convertible debentures outstanding (See ITEM 5). The debentures are convertible at the option of the holder during a two year period from the date of issuance into units of our company, which consist of one common share and one share purchase warrant. The holder must convert all of the principal and accrued interest on the debentures. The interest rate is the Bank of America prime rate plus 2.5% per annum. We are required to pay accrued interest annually on January 31st.

At June 30, 2005, we had cash of $48,816 compared to cash of $266,926 at June 30, 2004. We also held $294,077 of marketable securities (the balance of Langley Park shares described herein and in our 2004 annual report) at June 30, 2005 (2004 - $nil). Our working capital of $179,009 decreased from $229,364 at June 30, 2004. This is despite financing and investing activities including the issuance of $484,999 of convertible debentures and common stock during the year, and the sales proceeds of $369,128 of Langley Park shares. During the year, we used all of these funds, in addition to $266,926 of cash on hand at the beginning of the year, for our 2005 operating and exploration activities aggregating $1,069,025, with only $48,816 remaining as at June 30, 2005.

Subsequent to our fiscal year end, we completed 2 private placements. We raised $1.25 million by sale of 5 million common shares at a price of $0.25 each, and $450,000 by sale of 1.5 million common shares at a price of $0.30 each. We paid $127,500 of these proceeds for a finders' fee, leaving us with net cash of $1,572,500. We believe we currently have sufficient cash resources to meet our 2006 budgeted exploration expenditures of approximately $850,000 and our ongoing general, administrative and operating expenses.

Our ability to continue as a going concern thereafter, or if circumstances change and we require additional cash during the next twelve months, depends primarily on our ability to secure additional capital on acceptable terms. Practically we are likely limited to raising additional cash through the sale of common shares and private loans. There is no assurance we will be able to raise any required capital to cover any shortfalls.

Budgeted Expenditures for the Next 12 Months

The following chart provides an overview of our estimated planned expenditures by major area of activity, for the next 12 month period:

Expenses

LAND STATUS
$33,000
2005-2006 claim maintenance fees
$6,000
Month Payments - Patents
$13,000
Locate Sunrise Flat Claims - Leach Pad
$11,000
Re-paper and file buffer claims west of Copper Queen
$10,000
Investigate nearby areas of possible interest

PERMITTING
$10,000
Road and drill site work
$-
Archeological and biological surveys
$6,000
Water quality monitoring
$15,000
Drill Permitting & Bonding
$-
Reclamation

DRILL PROGRAM (includes assays & supervision)
$2,500
Obtain COCA data from Helca
$6,000
Compile data for engineering evaluation
12,000
Drilling RC, 12,000 feet - 35 holes Estimated Footage
$360,000
Drilling RC, 12,000 feet - 35 holes @$30/ft
3,600
Drilling Core - 12 holes @ 300 ft, 3600 ft Estimated Footage
$180,000
Drilling Core - 12 holes @ 300 ft, 3600 ft @ $50/ft

METALLURGICAL PROGRAM
$5,000
Investigation into acid costs, sites, transport, etc
$5,000
Preliminary metallurgical work
$16,000
Preliminary alternative leach studies

ENGINEERING & REPORTING
$8,000
Engineering 43-101 Report
$16,000
Pit Planning, Modeling, 3D Presentation MDA&Associates
$70,250
Contingency 10%
$77,275
Nevada Sunrise Management fee 10%
$850,025
Total

We believe we will incur the vast majority of the budgeted expenditures prior to December 31, 2005.

Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to fund our exploration program and carry our normal operations for the next 12 months. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

We do not anticipate making any major purchases of capital assets in the next 12 months, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next 12 months.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in Canadian and US Dollars. We believe that the exchange rate risk surrounding the future transactions of the Company will not materially or adversely affect our future earnings. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-1 of this Form 10-KSB, and include:

*	the report of independent registered public accounting firm
*	balance sheets as of June 30, 2005 and 2004
*	statements of operations, cash flows and stockholders' deficiency from our incorporation date to June 30, 2005 and the years ended June 30, 2005 and 2004
*	notes to the financial statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors
of Aberdene Mines Limited
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Aberdene Mines Limited (An Exploration Stage Company) as of June 30, 2005 and 2004 and the related statements of operations, cash flows and stockholders' deficit for the period from January 21, 2000 (Date of Inception) to June 30, 2005 and the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aberdene Mines Limited (An Exploration Stage Company), as of June 30, 2005 and 2004, and the results of its operations and its cash flows for the period from January 21, 2000 (Date of Inception) to June 30, 2005, and the years ended June 30, 2005 and 2004, in conformity with generally accepted accounting principles used in the United States of America.

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
/s/ "Manning Elliott"

CHARTERED ACCOUNTANTS

Vancouver, Canada

October 11, 2005

Aberdene Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in US dollars)

	June 30,	June 30,
	2005	2004
	$	$

ASSETS
Current Assets
Cash	48,816	266,926
Investment securities	294,077	-
Prepaid expenses and deposits	10,082	19,843

Total Current Assets	352,975	286,769
Property and Equipment (Note 3)	4,221	2,011

Total Assets	357,196	288,780

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	70,635	22,461
Accrued liabilities	44,698	17,311
Due to related parties (Note 5)	58,633	17,633

Total Current Liabilities	173,966	57,405
Convertible Debentures (Note 6)	284,999	-

Total Liabilities	458,965	57,405

Commitment (Note 10)
Subsequent Events (Note 12)
Stockholders' Equity (Deficit)
Preferred Stock (Note 7)
Authorized: 100,000,000 shares, par value $0.00001
Issued: 500,000 shares (2004: Nil shares)	5	-
Common Stock (Note 8)
Authorized: 100,000,000 shares, par value $0.00001
Issued: 53,991,852 shares (2004: 71,234,814 shares)	540	712

Common Stock Subscribed	-	902,126

Additional Paid-in Capital	6,325,951	1,293,689

Accumulated Other Comprehensive Loss	(437,712)	-

Deficit Accumulated During the Exploration Stage	(5,990,553)	(1,965,152)

Total Stockholders' Equity (Deficit)	(101,769)	231,375

Total Liabilities and Stockholders' Equity (Deficit)	357,196	288,780

The accompanying notes are an integral part of these financial statements

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in US dollars)

	Accumulated from
	January 21, 2000	For the
	(Date of Inception	Year Ended
	to June 30,	June 30,
	2005	2005	2004
	$	$	$

Revenue	-	-	-

Expenses

Depreciation	2,008	1,002	1,006
Foreign exchange gain	(39,712)	(39,712)	-
General and administrative (1)	2,531,134	1,064,799	1,105,762
Mineral property costs (1)	2,964,423	2,469,082	491,798

Total Operating Expenses	5,457,853	3,495,171	1,598,566

Operating Loss	(5,457,853)	(3,495,171)	(1,598,566)

Other Expenses

Interest on convertible debentures	(195,767)	(193,297)	(2,470)
Loss on sale of investment securities	(323,098)	(323,098)	-
Loss on settlement of related party debt	(13,835)	(13,835)	-

Total Other Expenses	(532,700)	(530,230)	(2,470)

Net Loss	(5,990,553)	(4,025,401)	(1,601,036)

Other Comprehensive Loss

Unrealized loss on investment securities	(437,712)	(437,712)	-

Comprehensive Loss	(6,428,265)	(4,463,113)	(1,601,036)

Net Loss Per Share - Basic and Diluted		(0.06)	(0.01)

Weighted Average Shares Outstanding		65,202,000	125,593,000

(1) Stock-based compensation is included in the
following:
General and administrative	691,613	418,144	-
Mineral property costs	1,876,542	1,876,500	-
	2,568,155	2,294,644	-

The accompanying notes are an integral part of these financial statements

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in US dollars)
	Accumulated from
	January 21, 2000	For the
	(Date of Inception)	Year Ended
	to June 30,	June 30,
	2005	2005	2004
	$	$	$
Cash Flows to Operating Activities
Net loss	(5,990,553)	(4,025,401)	(1,601,036)
Adjustments to reconcile net loss to net cash used by operating activities:
Intrinsic value of beneficial conversion option	180,183	180,183
Write-off of mineral property costs	42	-	42
Depreciation	2,008	1,002	1,006
Accrued interest on convertible debentures	15,584	13,114	2,470
Foreign exchange gain	(41,997)	(41,997)	-
Loss on sale of investment securities	323,098	323,098	-
Stock issued for mineral properties	1,876,500	1,876,500	-
Loss on settlement of related party debt	13,835	13,835	-
Stock-based compensation	691,613	418,144	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(10,082)	9,761	(19,432)
Accounts payable and accrued liabilities	102,219	62,447	28,583
Due to related parties	119,411	100,289	12,648
Net Cash Used by Operating Activities	(2,718,139)	(1,069,025)	(1,575,719)
Cash Flows to Investing Activities
Proceeds received on sale of investment securities	369,128	369,128
Purchase of property and equipment	(6,229)	(3,212)	(3,017)
Net Cash Used by Investing Activities	362,899	365,916	(3,017)
Cash Flows to Financing Activities
Proceeds from issuance of convertible debentures	1,184,655	284,999	899,656
Proceeds from issuance of common stock/subscriptions
received	1,219,401	200,000	945,000
Net Cash Provided by Financing Activities	2,404,056	484,999	1,844,656
Net Increase (Decrease) in Cash	48,816	(218,110)	265,920
Cash - Beginning of Period	-	266,926	1,006
Cash - End of Period	48,816	48,816	266,926
Non-cash Investing and Financing Activities:
Fair value of stock options granted	384,144	384,144	-
Preferred stock issued for investment securities	1,535,575	1,535,575	-
Investment securities used to pay the finder' s fee for
preferred stock issuance	153,557	153,557	-
Stock issued for consulting services	307,469	34,000	-
Stock issued to settle related party debt	74,613	73,124
Stock issued for payment of mining claims	1,876,542	1,876,500
Conversion of debentures into common shares	902,126	-	902,126
Supplemental Disclosures:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

Aberdene Mines Limited
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2005
(expressed in US dollars)

							Accumulated	Deficit
	Preferred Stock		Common Stock		Additional	Common	Other	Accumulated
		Par		Par	Paid-in	Stock	Comprehensive	Development
	Shares	Value	Shares	Value	Capital	Subscribed	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$
Balance - January 21, 2000
(Date of Inception)	-	-	-	-	-	-	-	-	-

Issuance of stock for
services and payment of
advances for $0.002 per share	-	-	138,000,000	1,380	273,620	-	-	-	275,000

Net loss for the period	-	-	-	-	-	-	-	(290,820)	(290,820)

Balance - June 30, 2000	-	-	138,000,000	1,380	273,620	-	-	(290,820)	(15,820)

Net loss for the year	-	-	-	-	-	-	-	(11,766)	(11,766)

Balance - June 30, 2001	-	-	138,000,000	1,380	273,620	-	-	(302,586)	(27,586)

Issuance of stock for cash at $0.0036 per share	-	-	20,534,814	205	74,196	-	-	-	74,401

Net loss for the year	-	-	-	-	-	-	-	(43,817)	(43,817)

Balance - June 30, 2002	-	-	158,534,814	1,585	347,816	-	-	(346,403)	2,998

Net loss for the year	-	-	-	-	-	-	-	(17,713)	(17,713)

Balance - June 30, 2003	-	-	158,534,814	1,585	347,816	-	-	(364,116)	(14,715)

Cancellation of stock owned by a director	-	-	(88,000,000)	(880)	880	-	-	-	-

Conversion of debentures	-	-	-	-	-	902,126	-	-	902,126

Issuance of stock for cash at
$1.50 per share	-	-	700,000	7	1,049,993	-	-	-	1,050,000

Stock issuance costs	-	-	-	-	(105,000)	-	-	-	(105,000)

Net loss for the year	-	-	-	-	-	-	-	(1,601,036)	(1,601,036)

Balance - June 30, 2004	-	-	71,234,814	712	1,293,689	902,126	-	(1,965,152)	231,375

The accompanying notes are an integral part of these financial statements

Aberdene Mines Limited
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2005
(expressed in US dollars)

							Accumulated	Deficit
	Preferred Stock		Common Stock		Additional	Common	Other	Accumulated
		Par		Par	Paid-in	Stock	Comprehensive	Development
	Shares	Value	Shares	Value	Capital	Subscribed	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$
Balance - June 30, 2004	-	-	71,234,814	712	1,293,689	902,126	-	(1,965,152)	231,375

Issuance of stock for consulting services	-	-	400,000	4	761,996	-	-	-	762,000

Cancellation of stock issued for consulting services	-	-	(200,000)	(2)	(727,998)	-	-	-	(728,000)

Issuance of stock pursuant to exercise of options	-	-	400,000	4	199,996	-	-	-	200,000

Issuance of stock pursuant to conversion of debentures	-	-	549,405	6	902,120	(902,126)	-	-	-

Issuance of stock pursuant to mineral property option agreements	-	-	1,410,000	14	1,876,486	-	-	-	1,876,500

Issuance of stock to settle related party debt	-	-	197,633	2	73,122	-	-	-	73,124

Cancellation of stock owned by the President of the Company	-	-	(20,000,000)	(200)	200	-	-	-	-

Issuance of preferred stock for investment securities	500,000	5	-	-	1,382,013	-	-	-	1,382,018

Unrealized loss on investment securities	-	-	-	-	-	-	(437,712)	-	(437,712)

Fair value of stock options granted	-	-	-	-	384,144	-	-	-	384,144

Intrinsic value of beneficial conversion option of convertible debentures	-	-	-	-	180,183	-	-	-	180,183

Net loss for the year	-	-	-	-	-	-	-	(4,025,401)	(4,025,401)

Balance - June 30, 2005	500,000	5	53,991,852	540	6,325,951	-	(437,712)	(5,990,553)	(101,769)

The accompanying notes are an integral part of these financial statements

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in US dollars)

1.	Exploration Stage Company

Aberdene Mines Limited (the " Company") was incorporated in the State of Nevada, U.S.A. on January 21, 2000. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business plan is to acquire, explore and develop mineral properties and ultimately seek earnings by exploiting mineral claims. Refer to Note 4 for mineral claims being acquired through option agreements.

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. The Company has working capital of $179,009 as at June 30, 2005 and has accumulated losses from inception to June 30, 2005 totalling $6,790,553. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company' s ability to continue as a going concern.

The Company will continue to sell its investment securities to finance operations over the next twelve months.

2.	Summary of Significant Accounting Policies
	a)	Basis of Presentation

These financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in US dollars. The Company' s fiscal year-end is June 30.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2005, $20,508 of the Company' s cash was being held by Nevada Sunrise, LLC for future mineral property expenditures associated with the New York Canyon Copper Project (see Note 4(c)).

	d)	Investment Securities

The Company reports investments in debt and marketable equity securities at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. Substantially all investment securities are designated as available for sale with unrealized gains and losses included in stockholders' equity, net of applicable taxes and other adjustments. The Company regularly reviews investment securities for impairment based on criteria that include the extent to which the investment's carrying value exceeds its related market value, the duration of the market decline, the Company' s ability to hold to recovery and the financial strength and specific prospects of the issuer of the security. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

	e)	Property and Equipment
Property and equipment consists of computer equipment, which is recorded at cost and depreciated over its estimated useful life of three years on a straight-line basis.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)
	f)	Long-lived Assets

In accordance with SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets" , the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	g)	Foreign Currency Translation

The Company' s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52 " Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	h)	Financial Instruments

Financial instruments which include cash, investment securities, accounts payable, accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

	i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, " Accounting for Income Taxes" , as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

SFAS No. 130, " Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2005 the Company' s only component of comprehensive loss was unrealized holding losses on available for sale securities. At June 30, 2004 the Company had no items that represented comprehensive loss.

	l)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)
	m)	Stock-based Compensation

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company' s employee stock options is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123, " Accounting for Stock-Based Compensation," (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 148, " Accounting for Stock-Based Compensation C Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148), which requires more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

		The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in each period.

			Year Ended	Year Ended
			June 30,	June 30,
			2005	2004
			$	$

		Net loss - as reported	(4,025,401)	(1,601,036)
		Add: Stock-based employee compensation expense
		included in net loss - as reported	211,000	-
		Deduct: Stock-based employee compensation expense
		determined under fair value method	(1,094,710)	-

		Net loss - pro forma	(4,909,111)	(1,601,036)

		Net loss per share (basic and diluted) C as reported	(0.06)	-
		Net loss per share (basic and diluted) C pro forma	(0.08)	-

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 3.66%, expected volatility of 225%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $0.35 per option. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $883,710 for the year ended June 30, 2005. There was no dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, as the Company had net losses.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)
	n)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, " Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3" .. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (" SAB 107" ) to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during implementation of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, " Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29" . The guidance in APB Opinion No. 29, " Accounting for Nonmonetary Transactions" , is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, " Share Based Payment" .. SFAS No. 123R is a revision of SFAS No. 123 " Accounting for Stock-Based Compensation" , and supersedes APB Opinion No. 25, " Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity' s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company' s operations and financial position have not been disclosed.

	o)	Reclassifications
Certain reclassifications have been made to the prior year' s financial statements to conform to the current year' s presentation.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in US dollars)

3.	Property and Equipment
				June 30,	June 30,
				2005	2004
			Accumulated	Net Carrying	Net Carrying
		Cost	Depreciation	Value	Value
		$	$	$	$

	Computer Equipment	6,229	2,008	4,221	2,011

4.	Mineral Properties
a)

The Company entered into a Letter of Intent dated February 18, 2004 to acquire a 75% interest in the Tuscarora Gold Project located in the Elko County, Nevada. The Company paid $60,000 upon signing the Letter of Intent and a further $30,000 to extend the deadline to sign an option agreement. This Letter of Intent was replaced by an option agreement dated April 8, 2004 under which the Company can acquire 75% of the Optionor' s interest in property. Under the terms of the option agreement, the Company must make a cash payment of $25,000 upon the execution of the option agreement (paid) and issue 600,000 shares in various stages as follows: 200,000 shares within 5 business days of the acquisition (issued at a fair value of $404,000) by the Optionor of certain claims subject to this option agreement, and 400,000 shares on the first anniversary of the option agreement. The Company must also incur expenditures of not less than $3,000,000 in various stages as follows: $750,000 by the first anniversary, an additional $1,000,000 by the second anniversary, and an additional $1,250,000 by the third anniversary. The property is subject to a 3% net smelter return royalty (" NSR" ). This agreement was terminated by a Notice of Default dated April 15, 2005.

b)

The Company entered into a Letter of Intent dated January 29, 2004 to acquire a 100% interest in the Gold Hill Project located in the Gold Hill Mining District, Colorado. The Company paid $60,000 upon signing the Letter of Intent and a further $50,000 to extend the deadline to sign an option agreement. This Letter of Intent was replaced by another Letter of Intent dated April 16, 2004 under which the Company can acquire 75% of the Optionor' s interest in the property, which is currently 50%. The Company' s due diligence period expired on August 16, 2004, but was extended by a further 90 days for the purpose of determining whether to enter into a formal option agreement. The Company has decided not to proceed into a formal option agreement and has cancelled the Letter of Intent.

c)

On March 18, 2004, the Company was granted an option to acquire a 100% interest, subject to a 2% net smelter royalty, in the New York Canyon Copper Project located in Mineral County, Nevada. Under the terms of the option agreement, the Company must make cash payments of $460,000 (or share issuances at the election of the Optionors) in various stages as follows: $30,000 upon execution of the option agreement (paid), $60,000 on the first anniversary (paid); $120,000 (or 400,000 shares) on the second anniversary; and $250,000 (or 300,000 shares) on the third anniversary. The Company must also issue 2,000,000 shares in various stages as follows: 500,000 shares upon execution of the option agreement (issued at a fair value of $860,000), 500,000 shares on the first anniversary (issued at a fair value of $185,000); 500,000 shares on the second anniversary; and 500,000 shares on the third anniversary. The Company must incur expenditures of not less than $2,000,000 in various stages as follows: $250,000 by December 31, 2004 (paid), an additional $750,000 by December 31, 2005, and an additional $1,000,000 by December 31, 2006.

d)

The Company entered into an option agreement dated April 15, 2004 under which the Company can acquire 75% of the Optionor' s interest in the Cornucopia property located in Elko County, Nevada. Under the terms of the option agreement, the Company paid $25,000 and issued 200,000 shares at a fair value of $424,000. This agreement was terminated by a Notice of Default dated April 15, 2005.

e)

On July 21, 2004, the Company entered into a fifteen-year renewable lease agreement, which gives the Company the right of exploration and production of minerals in eighteen mineral claims owned by the lessor. The mineral claims are located within the area of the Company' s New York Canyon Copper Project. Under the terms of the agreement the Company must make cash payments of $25,000 on execution of the agreement (paid). On the first anniversary of the execution of the agreement the Company must begin payments to the lessor of $1,000 per month, $2,000 per month after the second anniversary and $3,000 per month after the third anniversary for as long as the lease is in effect. In addition, at six and twenty-four months after the execution of the agreement the Company will give the lessor, respectively, 10,000 (issued at a fair value of $3,500) and 15,000 restricted shares of the Company' s common stock. This agreement is subject to a Net Smelter Interest (NSI) payable to two parties (1.75% NSR + 0.57% NSR). The 1.75% is terminated upon payments of $2,000,000; then the second party will retain 1.5% NSR which will revert to 0.5% after an additional $2,000,000 is paid.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in US dollars)

5.	Related Party Transactions
a)

As at June 30, 2005, the Company was indebted to the Chief Financial Officer for $19,793, the former President of the Company for $15,613 and a director of the Company for $9,770. These amounts are non-interest bearing, unsecured and due on demand.

b)

During the year ended June 30, 2005, the Company paid consulting fees of $41,939 (2004 - $12,350) to the Chief Financial Officer, consulting fees of $14,481 (2004 - $Nil) to a Director of the Company and management fees of $15,525 (2004 - $Nil) to a company controlled by the President of the Company.

c)

As at June 30, 2005, the Company was indebted to a company controlled by the President of the Company in the amount of $13,457 (2004 - $2,020). This amount is non-interest bearing, unsecured and due on demand. During the year ended June 30, 2005, this company was paid $30,073 (2004 - $Nil) for general and administrative costs.

	d)	During the year ended June 30, 2005, the President of the Company returned 20,000,000 common shares of the Company to treasury for cancellation for no consideration.
	e)	The Vice President of the Company owns a 22.5% interest in the mineral property optioned to the Company as described in Note 4(c).

6.	Convertible Debentures

In accordance with EITF 00-27 " Application of Issue No. 98-5 to Certain Convertible Instruments" , the Company has allocated the proceeds of issuance between the convertible debentures and the warrants to be issued upon conversion based on their relative fair values. The Company recognized the intrinsic value of the beneficial conversion option of $180,183 as additional paid-in capital and interest expense. The Company will record the fair value of the warrants upon conversion of the convertible debentures.

a)

On September 22, 2004, the Company issued a convertible and callable debenture for $85,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on September 22, 2006, is unsecured and has a conversion price of $0.70 per unit. Each unit consists of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.86 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of June 30, 2005, $5,215 of interest has been accrued and is included in accrued liabilities.

b)

On November 19, 2004, the Company issued a convertible and callable debenture for $80,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on November 19, 2006, is unsecured and has a conversion price of $0.56 per unit. Each unit consists of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.75 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of June 30, 2005, $3,961 of interest has been accrued and is included in accrued liabilities.

c)

On December 14, 2004, the Company issued a convertible and callable debenture for $39,999 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on December 14, 2006, is unsecured and has a conversion price of $0.45 per unit. Each unit consists of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.60 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of June 30, 2005, $1,775 of interest has been accrued and is included in accrued liabilities.

d)

On February 10, 2005, the Company issued a convertible and callable debenture for $25,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on February 10, 2007, is unsecured and has a conversion price of $0.40 per unit. Each unit consists of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.55 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of June 30, 2005, $800 of interest has been accrued and is included in accrued liabilities.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in US dollars)

6.	Convertible Debentures (continued)
e)

On March 15, 2005, the Company issued a convertible and callable debenture for $55,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on March 15, 2007, is unsecured and has a conversion price of $0.25 per unit. Each unit consists of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.40 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of June 30, 2005, $1,363 of interest has been accrued and is included in accrued liabilities.

7.	Preferred Stock

During the quarter ended December 31, 2004, the Company finalized the financing agreement entered into with a European investment company on July 29, 2004. The financing involved issuing 500,000 restricted 0% convertible Series A preferred shares of the Company in exchange for 2,753,304 common shares of the investment company. The 2,753,304 common shares of the investment company were valued at $1,535,575 at the time the deal was finalized. The Series A preferred shares are convertible at the lesser of (a) the Fixed Conversion Price of $1.75 or (b) 80% of the average of the three lowest " per share market values" for the common stock over the ten trading days preceding the date of conversion, but in no event less than 5% of the Fixed Conversion Price. Any unconverted preferred shares as at July 30, 2007 shall be automatically convertible into common shares. The Company used 275,330 common shares of the investment company valued at $153,557 to pay the finder's fee for this financing agreement.

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

a)

On January 6, 2004, the Company issued 1.3 additional shares for each common share outstanding effective as of the record date of January 5, 2004. On June 16, 2004, the Company issued 1 additional share for each common share outstanding effective as of the record date of June 14, 2004. All per share amounts were retroactively adjusted to reflect these stock dividends.

	b)	On January 27, 2004, the Company announced a management change and the cancellation of 88,000,000 shares. These shares were returned to treasury for cancellation for no consideration.
c)

In March 2004, the Company received proceeds of $799,656 from the issuance of convertible debentures. On March 31, 2004, the holders of the convertible debentures converted their debentures totalling $801,276, including accrued interest of $1,620, into 495,618 Units. Each Unit consists of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $2.00 per share. The exercise period of the warrants is two years from the date of the conversion. The Units were issued on February 10, 2005.

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

	e)	On June 3, 2004, the Company issued 700,000 shares of common stock at $1.50 per share for cash proceeds of $1,050,000. The Company paid commissions of $105,000.
	f)	On July 6, 2004, the Company issued 900,000 shares of common stock at a fair value of $1,688,000 pursuant to the terms of the mineral property option agreements.
g)

On July 7, 2004, the Company issued 200,000 shares of common stock for consulting services to be rendered. The services were not rendered and no amount was charged to operations, however the shares had been issued. During the year ended June 30, 2005, the shares were returned and cancelled.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in US dollars)

8.	Common Stock (continued)

	h)		On January 21, 2005, the Company issued 10,000 shares of common stock at a fair value of $3,500 pursuant to the terms of a mineral property agreement.
	i)		On February 16, 2005, the President of the Company returned 20,000,000 shares of common stock of the Company to treasury for no consideration.
	j)		On March 18, 2005, the Company issued 500,000 shares of common stock at a fair value of $185,000 pursuant to the terms of a mineral property agreement.
	k)		On June 28, 2005, the Company issued 200,000 shares of common stock at a fair value of $34,000 in consideration for consulting services.
	l)		On June 28, 2005, the Company issued 197,633 shares of common stock at a fair value of $73,124 to settle a related party debt balance of $59,289 resulting in a loss of $13,835 being recognized.

9.	Stock Options

On June 17, 2004, the Company filed a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission to register 1,000,000 shares of common stock pursuant to the Company' s 2004 Nonqualified Stock Option Plan (the " Plan" ).

On April 5, 2005, the Company filed a Form S-8 Registration Statement with U.S. Securities and Exchange Commission to register an additional 3,000,000 shares of common stock pursuant to the Plan.

The determination of those eligible to receive options under this Plan, and the amount, type, price and timing of each stock option and the terms and conditions shall rest at the sole discretion of the Company' s Board of Directors.

A summary of the Company' s stock option activity is as follows:

		Year Ended June 30, 2005		Year Ended June 30, 2004
			Weighted		Weighted
		Number of	Average	Number of	Average
		Options	Exercise Price	Options	Exercise Price
	Balance, Beginning of Year	-	$-	-	$-
	Granted	3,700,000	0.34	-	-
	Cancelled/Forfeited	300,000	0.50	-	-
	Exercised	(400,000)	0.50	-	-
	Balance, End of Year	3,000,000	$0.30	-	$-

As at June 30, 2005, the following options are outstanding:

Outstanding and Exercisable

Weighted Average
	Exercise	Number of	Remaining Contractual	Weighted Average
	Price	Shares	Life (years)	Exercise Price
	$0.30	3,000,000	4.75	$0.30

10.	Commitment

The Company entered into an employment agreement dated January 1, 2005 with the President of the Company to provide services for $32,100 per annum. The agreement is for a term of one year.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in US dollars)

11.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $2,862,000, which commence expiring in 2021. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended June 2005 and 2004, the valuation allowance established against the deferred tax assets increased by $427,000 and $544,000, respectively.

	The components of the net deferred tax asset at June 30, 2005 and 2004 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

			2005	2004
			$	$

		Cumulative Net Operating Loss	2,862,000	1,691,000
		Statutory Tax Rate	35%	34%
		Effective Tax Rate	-	-
		Deferred Tax Asset	1,002,000	575,000
		Valuation Allowance	(1,002,000)	(575,000)
		Net Deferred Tax Asset	-	-

12.	Subsequent Events

	a)	On August 5, 2005, the Company issued 150,000 stock options exercisable at $0.35 per option expiring on August 2, 2010.
	b)

On August 29, 2005, the Company completed a private placement and issued 5,000,000 restricted shares of common stock at $0.25 per share for gross proceeds of $1,250,000. The Company paid a finder' s fee of $93,750 in connection with this private placement.

	c)

On September 8, 2005, the Company completed a private placement and issued 1,500,000 restricted shares of common stock at $0.30 per share for gross proceeds of $450,000. The Company paid a finder's fee of $33,750 in connection with this private placement.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.     CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The name, age and position held by each of the directors and officers of our company are as follows:

Name	Age	Position(s)
Milton Datsopoulos	65	Chairman of the Board and a member of the board of directors
Brent Jardine	45	President, Chief Executive Officer, and a member of the board of directors
Cameron Reynolds	34	Chief Financial Officer and a member of the board of directors
Timothy Hipsher	55	Secretary and a member of the board of directors
Robert F. Weicker, P. Geo.	52	Vice-President of Exploration and a member of the board of directors

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

Set forth below is a brief description of the background and business experience of each our executive officers and directors for the past five years:

Mr. Milton Datsopoulos

Mr. Milton Datsopoulos joined our Board of Directors on July 1, 2004 and was appointed Chairman of the Board on April 12, 2005. Mr. Datsopoulos is a founder and partner in Datsopoulos, MacDonald, and Lind, P.C., a multi-disciplinary law firm located in Missoula, Montana. His firm specializes in business, environmental, and transportation law with U.S. and international clientele. He is a board member of Genutec, and director of numerous business organizations including Montana Rail Link, Leigh Resource Corporation, Montana World Trade Center, Criticare Systems and Healthrite Corporation. He earned a Bachelor in Economics degree with high honors and a Law degree with honors from the University of Montana. His law firm has achieved the highest legal rating from the most recognized national publication rating attorneys upon peer evaluations by local attorneys and judges. He is a member of the State Bar of Montana, American Bar Association, Montana Trial Lawyers Association, and The Association of Trial Lawyers of America. Mr. Datsopoulos specializes in Personal Injury Law, Criminal Law, Medical Malpractice and Litigation Practice.

Mr. Brent Jardine

Mr. Jardine was appointed our President, Chief Executive Officer, Treasurer and Chief Financial Officer on January 27, 2004, and became a member of our board of directors on February 23, 2004. From October 1996 to January 2003, he was president of La Mancha Resources Inc., a mineral exploration company traded on the TSX Venture Exchange. From November 1996 to January 2003, Mr. Jardine was president of X-Tal Minerals Corp., a mineral exploration company traded on the TSX Venture Exchange. From March 1989 to January 2001, he acted as director of Silverarrow Explorations Inc., an oil and gas exploration corporation located in Vancouver, British Columbia. From December 1994 to February 2001, Mr. Jardine was director of Pan Ocean Exploration Inc., a mineral exploration company located in Vancouver, British Columbia. From May 1996 to April 2001, Mr. Jardine was a director of Centura Ventures Inc., a mineral exploration company located in Vancouver, British Columbia. From March 1993 to February 2001, Mr. Jardine was a director of Mannix Resources Inc., an oil and gas exploration company located in Vancouver, British Columbia. He is currently responsible for our executive management functions, including regulatory filing, and our day-to-day administrative operations.

Mr. Timothy Hipsher

Mr. Hipsher has acted as our Secretary since January 27, 2004, and became a member of the board of directors on February 23, 2004. Since October 2002, Mr. Hipsher has been a business consultant to Quality of Life Corp. Quality of Life Corp., based in Missouri, is an integrated health care company operating assisted living communities. It also provides membership programs offering affordable access to health care services. From April 1995 to December 2002, Mr. Hipsher was a partner in Rubicon Capital Corp., a merchant bank focused on small to mid cap technology companies, based in La Jolla CA.

Mr. Cameron Reynolds

Mr. Cameron Reynolds was appointed our Chief Financial Officer and a Director on May 6, 2004. From April 1998 to October 2001, Mr. Reynolds was Corporate Secretary of Probio International Inc., a private company engaged in the business of commercializing intellectual property in the animal biotechnology fields. From June 1995 to October 2002, he was Vice President and a director of Reynorg Management Inc., a private company that provided management and capital for early stage growth companies. He is also currently a director of Empress Ventures, a private company providing services for start-up companies. Mr. Reynolds is responsible for all financial management functions related to our company. He holds both an MBA and an undergraduate commerce degree from the University of Western Australia, as well as several other industry qualifications.

Mr. Robert F. Weicker, P. Geo.

Mr. Robert F. Weicker, P. Geo. was appointed to our board of directors on March 17, 2004. Mr. Weicker also acts as our Senior Geologist and VP of Exploration. He has over twenty-five years experience in the mineral exploration and mining industry, from exploration to production operations. His served as a geologist to several Noranda Mines Group companies early in his career. Mr. Weicker joined Lac Minerals in 1984, and in 1988, was appointed chief geologist at the Williams mine, the largest gold mine in Canada. Starting in 1989, he acted as chief mining geologist for Equinox Resources Ltd. He was involved with the start-up, development and production of the Van Stone zinc mine in Washington, and exploration and development of the Rosebud UG gold mine in Nevada. He also supervised a multimillion-dollar development program on a polymetallic deposit in British Columbia, resulting in a significant expansion of reserves and the discovery of the Yellow Jacket zinc deposit. Since 1999, Mr. Weicker has worked through his own consulting company, with a focus on Asia, Mongolia and Nevada. He is a graduate of the University of Waterloo in Ontario with an honours earth science, and is a professional geoscientist of the Association of Professional Engineers and Geoscientists of British Columbia.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Family Relationships

None

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

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2005 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements, with the exception of the following:

		# of Transactions	Known Failure to
Name	# of Late Reports	Reported Late	File a Report
Milton Datsopoulos	(1)	(1)	(1)
Brent Jardine	Nil	Nil	N/A
Cameron Reynolds	(1)	(1)	(1)
Timothy Hipsher	(1)	(1)	(1)
Robert F. Weicker	Nil	Nil	N/A

(1) We are unaware of the number of late reports and failures to file required reports by these individuals.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 10.     EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to all named executive officers during the three fiscal years ended June 30, 2005, 2004 and 2003. No executive officer of our company received annual salary and bonus in excess of $100,000 in any of the applicable fiscal years.

Summary Compensation Table

					Long Term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other	Restricted	Securities
				Annual	Stock	Underlying	LTIP	All Other
Name and		Salary	Bonus	Compens-	Award(s)	Options /	Payouts	Compens-
Principal Position	Year	($)	($)	ation ($)	($)	SARs (#)	($)	ation ($)

Brent Jardine (2)	2005	0	0	15,525	0	500,000 (1)	0	0
President, CEO & Director	2004	0	0	0	0		0	0
	2003	0	0	0	0		0	0

Cameron Reynolds (3)	2005	0	0	41,939	0	700,000 (1)	0	0
CFO & Director	2004	0	0	12,350	0		0	0
	2003	0	0	0	0		0	0

Robert F. Weicker	2005	0	0	0	0	500,000 (1)	0	0
Vice-President of	2004	0	0	0	0		0	0
Exploration & Director	2003	0	0	0	0		0	0

Hugh Grenfal, Jr.	2004	0	0	0	0	0	0	0
Former President, CEO,	2003	0	0	0	0	0	0	0
Treasurer, CFO & Director

Andrei Stytsenko	2004	0	0	0	0	0	0	0
Former Secretary	2003	0	0	0	0	0	0	0
& Director

(1)	See "Compensation Of Directors" below for information regarding stock options granted to our named executive officers.
(2)	Mr. Jardine became President and chief Executive Officer on January 27, 2004.
(3)	Mr. Reynolds became Chief Financial Officer on May 5, 2004.
(4)	Mr. Weicker became Senior Geologist and VP of Exploration on March 17, 2004.

Long-Term Incentive Plan Awards

Other than our Amended 2004 Nonqualified Stock Option Plan (See Item 5 "Securities"), which provides for the issuance of up to 4,000,000 common shares for equity based compensation, we do not offer any other long-term incentive or other compensation plan intended to serve as long term incentive for performance for periods greater than one fiscal year.

Indemnification

Our Articles of Incorporation provide that we may indemnify our directors and officers to the fullest extent permitted under Nevada law against all liabilities incurred by reason of the fact that the person is or was a director or officer or a fiduciary of our company. The effect of these provisions is potentially to indemnify our directors and officers from all costs and expenses of liability incurred by them in connection with any action, suit or proceeding in which they are involved by reason of their affiliation with our company. Pursuant to Nevada law, a corporation may indemnify a director, provided that such indemnity shall not apply on account of:

a)	acts or omissions of the director finally adjudged to be intentional misconduct or a knowing violation of law;
b)	unlawful distributions; or
c)	any transaction with respect to which it was finally adjudged that such director personally received a benefit in money, property, or services to which the director was not legally entitled.

Such indemnification provisions are intended to increase the protection provided directors and, thus, increase out ability to attract and retain qualified persons to serve as directors. Because directors liability insurance is only available at considerable cost and with low dollar limits of coverage and broad policy exclusions, we do not currently maintain a liability insurance policy for the benefit of our directors although we may attempt to acquire such insurance in the future.

In the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

Compensation of Directors

We do not regularly compensate our directors for their time spent on behalf of our company, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

The following options to purchase our common shares were granted to our directors in 2005. All of the options were vested on the date of grant and are exercisable immediately:

Option/SAR Grants Table

Option/SAR Grants in Last Fiscal Year (1)
	Number of	% of Total
	Securities	Options/SAR
	Underlying	Granted to	Exercise or	Market Price
	Options/SAR	Employees in	Base Price	on Date of	Expiration
Name and Position	Granted (#)	Fiscal Year	($/Sh)	Grant	Date
Milton Datsopoulos
Chairman & Director	500,000	17.24	$0.30	$0.37	04/08/10
Brent Jardine
President, CEO and Director	500,000	17.24	$0.30	$0.37	04/08/10
Cameron Reynolds
CFO & Director	700,000 (1)	13.79	$0.50	$0.59	11/29/09
	700,000	24.14	$0.30	$0.37	04/08/10
Robert F. Weicker
Vice-President of Exploration
& Director	500,000	17.24	$0.30	$0.37	04/08/10
Timothy Hipsher
Secretary & Director	300,000	10.34	$0.30	$0.37	04/08/10

(1)	Of these 700,000 options, 300,000 were cancelled.
(2)	Options to acquire 150,000 common shares were also granted subsequent to year-end.

Aggregated Option/SAR Exercises in Last Fiscal Year and Financial Year-End Option/SAR Value Table

Aggregate Option/SAR Exercises in Last Fiscal Year and Financial Year-End Option/SAR Values

			Number of Securities	Value of Unexercised
	Shares		Underlying Unexercised	In-the-Money
			Options / SARs at	Options / SARs
	Acquired on	Value	Financial Year-End	at Financial Year-End
	Exercise	Realized	(#)	($)
Name and Position	(#)	($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Milton Datsopoulos			500,000/0	Nil/Nil
Chairman & Director
Brent Jardine			500,000/0	Nil/Nil
President, CEO and
Director
Cameron Reynolds	400,000	200,000	700,000/0	Nil/Nil
CFO & Director
Robert F. Weicker			500,000/0	Nil/Nil
Vice-President of
Exploration & Director
Timothy Hipsher			300,000/0	Nil/Nil
Secretary & Director

The closing share price on June 30, 2005 used in determining the net value was $0.23.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in the control of our company.

Employment Agreements

We do not have written employment agreements with any of our key employees, other than our consulting agreement with Brent Jardine, President and CEO of our company. We do not expect to pay any salaries to any of our officers until such time as we have sufficient capital resources to do so.

Audit Committee and Charter

We do not have a separately-designated audit committee of the Board or any other Board-designated committee. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter has previously been filed on edgar.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about our company, and the accuracy, completeness and timeliness of our financial reports.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of October 12, 2005 with respect to the beneficial ownership of our common stock by any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known by us to be the beneficial owner of more than five percent of our common stock, and by each of our current directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and officers, is based on a review of statements filed, with the Securities and Exchange Commission (the "Commission") pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company's common stock. As of October 12, 2005, there were 60,491,852 shares of common stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of October 12, 2005 by each of the individual directors and executive officers and by all directors and executive officers as a group.

	Name and Address of	Number of Shares of	Percent of
Title of Class	Beneficial Owner	Common Stock	Class (1)
Common Shares	Milton Datsopoulos	500,000 (2)	[0]
	210 West Main Street
	Central Square Building
	Missoula, Montana, 59802
Common Shares	Brent Jardine	19,099,998 (3)	31.31%
	409 Granville Street
	Suite 1458
	Vancouver, British Columbia, Canada
	V6C 1T2
Common Shares	Cameron Reynolds	897,633 (4)	1.47%
	222 - 12 St. James Square
	London, England
	SW1Y4RB
Common Shares	Timothy Hipsher	2,300,000 (5)	3.78%
	1436 Sandhurst Place
	West Vancouver, British Columbia
	Canada V7S 2P3
Common Shares	Robert F. Weicker	500,000 (6)	0
	1410 - 650 West Georgia Street
	Vancouver, British Columbia
	Canada V6B 4N8
Common Shares	Anthony R. Harvey	4,660,000 (7)	7.64%
	3024 Procter Avenue
	West Vancouver, British
	Columbia
	Canada V7V 1G1
Common Shares	Clarion Finanz AG	3,700,000	6.12%
	Gerbergasse 5
	Zurich Switzerland CH 8023
Common Shares	All Directors and Executive	23,297,631	36.98%
	Officers as a Group (5 Persons)

_________________________
*	Represents less than 1%.

(1)

Based on 60,491,852 shares of our common stock issued and outstanding as at October 12, 2005. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Consists of 500,000 shares that can be acquired by Mr. Datsopoulos upon exercise of a stock option within 60 days of the date of this report.

(3)	Consists of 18,599,998 shares held directly by Mr. Jardine and 500,000 shares that can be acquired by Mr. Jardine upon exercise of a stock option within 60 days of the date of this report.

(4)	Consists of 197,633 shares held directly by Mr. Reynolds and 700,000 shares that can be acquired by Mr. Reynolds upon exercise of a stock option within 60 days of the date of this report.

(5)	Consists of 2,000,000 shares held directly by Mr. Hipsher and 300,000 shares that can be acquired by Mr. Hipsher upon exercise of a stock option within 60 days of the date of this report.

(6)	Consists of 500,000 shares that can be acquired by Mr. Weicker upon exercise of a stock option within 60 days of the date of this report.

(7)	Consists of 4,160,000 shares held directly by Mr. Harvey and 500,000 shares that can be acquired by Mr. Harvey upon exercise of a stock option within 60 days of the date of this report.

ITEM 12.     INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates of our company, including any member of an immediate family, had or is to have a direct or indirect material interest.

On February 16, 2005, Mr. Brent Jardine, our President, CEO and Director returned 20,000,000 shares of our common stock held by him to treasury for no consideration, leaving him holding a balance of 23,999,998 shares as of that date.

At June 30, 2005, we were indebted to our Chief Financial Officer for $19,973 the former President of our company for $15,613 and a director of our company for $9,770. These amounts are non-interest bearing, unsecured and due on demand.

During the fiscal year ended June 30, 2005 we paid consulting fees of $41,939 (2004 - $12,350) to our Chief Financial Officer, $14,481 (2004-$nil) to a Director of our company and management fees of $15,525 (2004-$nil) to our President and CEO.

As at June 30, 2005, we were indebted to a company controlled by our President for $13,457 of expenses paid on behalf of our company. During our 2005 fiscal year, this company was paid $30,073 (2004-$nil) for general and administrative costs, such as rent and office services.

The Vice President of Exploration of our company owns a 22.5% interest in the New York Canyon mineral property that has been optioned by our company. See also ITEM 1. DESCRIPTION OF BUSINESS - New York Canyon Project.

On October 6, 2005, Mr. Brent Jardine, our President and CEO, transferred 5,000,000 restricted common shares to an unrelated private company and an unrelated individual, leaving him holding a balance of 18,999,998 shares. The transfer was completed for nominal consideration. The shares are subject to applicable hold periods.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibit Index

Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation. (1)
3.2	Bylaws. (1)
3.2	Amended Articles of Incorporation. (11)
4.1	Specimen Stock Certificate. (1)
10.7	Statement of Trustee. (1)
10.8	Letter of Intent regarding the Gold Hill Project. (4)
10.9	Property Option Agreement with Nevada Sunrise LLC regarding the New York Canyon Project. (7)
10.10	2004 Nonqualified Stock Option Plan. (8)
10.11	Convertible Preferred Stock Purchase Agreement date July 29, 2004. (9)
10.12	Debenture Purchase Agreement dated March 9, 2004 with Astra Star Limited. (10)
10.13	Convertible, Callable, Subordinated Debenture dated March 9, 2004 with Astra Star Limited. (10)
10.14	Debenture Purchase Agreement dated March 15, 2004 with Norad Limited. (10)
10.15	Convertible, Callable, Subordinated Debenture dated March 15, 2004 with Norad Limited. (10)
10.16	Debenture Purchase Agreement dated May 15, 2004 with Norad Limited. (11)
10.17	Convertible, Callable, Subordinated Debenture dated May 15, 2004 with Norad Limited. (11)
10.18	Debenture Purchase Agreement dated September 22, 2004 with Norad Limited. (12)
10.19	Convertible, Callable, Subordinated Debenture dated September 22, 2004 with Norad Limited. (12)
10.20	Debenture Purchase Agreement dated November 19, 2004 with Glenkirk International. (12)
10.21	Convertible, Callable, Subordinated Debenture dated November 19, 2004 with Glenkirk International. (12)
10.22	Debenture Purchase Agreement dated February 10, 2005, effective December 14, 2004 with Riannon Limited. (14)
10.23	Convertible, Callable, Subordinated Debenture dated February 10, 2005, effective December 14, 2004 with Riannon Limited. (14)
10.24	Debenture Purchase Agreement dated February 10, 2005 with Riannon Limited. (14)
10.25	Convertible, Callable, Subordinated Debenture dated February 10, 2005 with Riannon Limited. (14)
10.26	Debenture Purchase Agreement dated March 15, 2005 with Riannon Limited. (14)
10.27	Convertible, Callable, Subordinated Debenture dated March 15, 2005 with Riannon Limited. (14)
10.28	Property Option Agreement with Consolidated Global Minerals Ltd. regarding the Tuscarora Gold Project. (10)
10.29	Property Option Agreement with Consolidated Global Minerals Ltd. regarding the Cornucopia Project. (10)
10.30	Letter of Intent with Consolidated Global Minerals Ltd. regarding the Slide Mine and Horsefal Projects. (10)

10.31	Lease Agreement with Jaycor Mining, Inc. (10)
10.32	Publicity Agreement with Capital Financial Media, Inc. (10)
10.33	Consulting Agreement with Kirin Venture Capital Corp. (10)
10.34	Consulting Agreement with Anthony (Tony) R. Harvey (14)
10.35	Mining Lease with Option Agreement - Tammy Gentry
10.36	Mining Lease with Option Agreement - Clifford McGraw
14.1	Code of Ethics. (3)
16.1	Letter from Williams & Webster, P.S. (2)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter. (3)
99.2	Disclosure Committee Charter. (3)
99.3	Stock Purchase Agreement. (5)

(1)	Previously filed as an exhibit to the Registrant's Registration Statement on Form SB-2 filed on April 26, 2000.
(2)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on November 5, 2002.
(3)	Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB filed on August 26, 2003.
(4)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 30, 2004.
(5)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 10, 2004.
(6)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 20, 2004.
(7)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2004.
(8)	Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 filed on June 17, 2004.
(9)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on August 20, 2004.
(10)	Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for June 30, 2004.
(11)	Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for September 30, 2004.
(12)	Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for December 31, 2004.
(13)	Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 filed on April 6, 2005
(14)	Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for March 31, 2005.

Reports on Form 8-K

We filed the following reports on Form 8-K subsequent to the filing of our third quarter report on Form 10-QSB:

April 13, 2005 reporting the appointment of Mr. Datsopoulos as Chairman of the Board of Directors of the Company.

May 27, 2005 reporting the appointment of Anthony Harvey as consultant and advisor to the Company.

July 20, 2005 and September 2, 2005 reporting the private placement of 5 million common shares at a price of $0.25 per share.

September 13, 2005 reporting on the commencement of exploratory drilling on the New York Canyon prospect.

September 15, 2005 (as amended) reporting the private placement of 1.5 million common shares at a price of $0.30 per share.

October 6, 2005 announcing the appointment of Mr. C. Broili as Project Manager and certain results from the exploratory drilling program originally announced on September 13, 2005.

Please refer to our earlier quarterly reports for our 2005 fiscal and our 2004 annual report for previous Form 8-K filings. You may also view all of our Form 8-K filings on EDGAR.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended June 30, 2005 and 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $17,050, and approximately $6,775, respectively.

Audit Related Fees. We incurred no fees to our auditors for audit related fees during the fiscal year ended June 30, 2005 and 2004.

Tax Fees. We incurred no fees to our auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended June 30, 2005 and 2004.

All Other Fees. We did not incur any other fees billed by our auditors for services rendered to our company, other than the services covered in "Audit Fees" for the fiscal year ended June 30, 2005 and 2004.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of October, 2005.

ABERDENE MINES LIMITED
(Registrant)

BY:	/s/ Brent Jardine
Brent Jardine, President, Principal Executive Officer and Treasurer

BY:	/s/ Cameron Reynolds
Cameron Reynolds, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

Signatures	Titles	Date

/s/ Brent Jardine	President, Principal Executive Officer,	October 13, 2005
Brent Jardine	Treasurer and a member of the board
of directors

/s/ Cameron Reynolds	Principal Financial Officer, Principal	October 13, 2005
Cameron Reynolds	Accounting Officer and a member
of the board of directors

/s/ Timothy Hipsher	A member of the board of directors	October 13, 2005
Timothy Hipsher