Form 10QSB
period 2005-09-30
ABERDENE MINES LTD
filed 2005-11-18
CIK 1112706

=======================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     YES [X]    NO [   ]

Check whether the registrant is a shell company.     YES [   ]      NO [X]

Authorized share capital of the registrant at November 14, 2005: 100,000,000 common shares, par value of $0.00001, 100,000,000 preferred shares, par value $0.00001. There were also 60,491,852 shares of common stock and 500,000 shares of Series A Preferred stock outstanding.

The Company recorded $nil revenue for the quarter ended September 30, 2005.

=======================================================================================

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSFUL FOR TECHNICAL, ECONOMIC OR OTHER REASONS RELATED TO MINERAL EXPLORATION AND DEVELOPMENT .

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aberdene Mines Limited
(An Exploration Stage Company)

September 30, 2005

Aberdene Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	September 30,	June 30,
	2005	2005
	$	$
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	1,124,077	48,816
Investment securities	271,817	294,077
Prepaid expenses and deposits	78,479	10,082

Total Current Assets	1,474,373	352,975
Property and Equipment (Note 3)	4,914	4,221

Total Assets	1,479,287	357,196

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	97,647	70,635
Accrued liabilities	50,159	44,698
Due to related parties (Note 5)	82,611	58,633

Total Current Liabilities	230,417	173,966
Convertible Debentures (Note 6)	284,999	284,999

Total Liabilities	515,416	458,965

Commitments (Note 9)
Subsequent Event (Note 10)
Stockholders' Equity (Deficit)
Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued: 500,000 shares	5	5
Common Stock (Note 7)
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 60,491,852 shares and 53,991,852 shares, respectively	605	540
Additional Paid-in Capital	7,937,427	6,325,951
Accumulated Other Comprehensive Loss	(304,496)	(437,712)

Deficit Accumulated During the Exploration Stage	(6,669,670)	(5,990,553)

Total Stockholders' Equity (Deficit)	963,871	(101,769)

Total Liabilities and Stockholders' Equity (Deficit)	1,479,287	357,196

The accompanying notes are an integral part of these financial statements

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from
	January 21, 2000	For the
	(Date of Inception)	Three Months Ended
	to September 30,	September 30,
	2005	2005	2004
	$	$	$

Revenue	-	-	-

Expenses
Depreciation	2,637	629	251
Foreign exchange (gain) loss	(19,646)	20,066	-
General and administrative (1)	2,784,701	253,567	217,982
Mineral property costs (1)	3,274,541	310,118	928,058

Total Operating Expenses	6,042,233	584,380	1,146,291

Operating Loss	(6,042,233)	(584,380)	(1,146,291)

Other Expenses
Interest on convertible debentures	(202,172)	(6,405)	(498)
Loss on sale of investment securities	(411,430)	(88,332)	-
Loss on settlement of related party debt	(13,835)	-	-

Total Other Expenses	(627,437)	(94,737)	(498)

Net Loss	(6,669,670)	(679,117)	(1,146,789)
Other Comprehensive Loss
Unrealized loss on investment securities	(304,496)	(304,496)	-

Comprehensive Loss	(6,974,166)	(983,612)	(1,146,789)

Net Loss Per Share - Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		56,160,000	158,535,000

(1) Stock-based compensation is included in the following:
General and administrative	691,613	-	-
Mineral property costs	1,921,651	45,109	-
	2,568,155	45,109	-

The accompanying notes are an integral part of these financial statements

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)
	For the
	Three Months Ended
	September 30,
	2004	2003
	$	$
Operating Activities
Net loss for the period	(679,117)	(1,146,789)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	629	251
Accrued interest on convertible debentures	3,301	498
Foreign exchange loss	19,021	-
Loss on sale of investment securities	88,332	-
Stock issued for mineral properties	-	783,000
Stock-based compensation	45,109	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(68,397)	12,083
Accounts payable and accrued liabilities	29,172	17,308
Due to related parties	23,978	13,940

Net Cash Used by Operating Activities	(537,972)	(319,709)
Investing Activities
Proceeds received on sale of investment securities	48,123	-
Purchase of property and equipment	(1,322)	-

Investing Activities	46,801	-
Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,566,432	-
Proceeds from issuance of convertible debentures	-	85,000

Net Cash Provided by Financing Activities	1,566,432	85,000

Increase (decrease) in Cash	1,075,261	(234,709)
Cash - Beginning of Period	48,816	266,926

Cash - End of Period	1,124,077	32,217

Non-cash Investing and Financing Activities:
Fair value of stock options granted for exploration management	45,109	-
Stock issued for mineral properties	-	783,000

Supplemental Disclosures:
Interest paid	3,106	-
Income taxes paid	-	-

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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. The Company has working capital of $1,243,956 as at September 30, 2005 and has accumulated losses from inception to September 30, 2005 totalling $6,669,670. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

2.	Summary of Significant Accounting Policies
	a)	Basis of Presentation

These financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company's fiscal year-end is June 30.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2005, $228,759 of the Company's cash was being held by Nevada Sunrise, LLC for future mineral property expenditures associated with the New York Canyon Copper Project (see Note 4(a)).

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
Property and equipment consists of computer equipment and office equipment, which are recorded at cost and depreciated over their estimated useful life of three years on a straight-line basis.

	f)	Long-lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2005 the Company's only component of comprehensive loss was unrealized holding losses on available for sale securities. At September 30, 2004 the Company had no items that represented comprehensive loss.

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
			Three Months	Three Months
			Ended	Ended
			September 30,	September 30,
			2005	2004
			$	$
		Net loss - as reported	(679,117)	(1,146,789)
		Add: Stock-based employee compensation expense
		included in net loss - as reported	-	-
		Deduct: Stock-based employee compensation expense
		determined under fair value method	-	-
		Net loss - pro forma	(679,117)	(1,146,789)
		Net loss per share (basic and diluted) - as reported	(0.01)	(0.01)
		Net loss per share (basic and diluted) - pro forma	(0.01)	(0.01)

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 4.11%, expected volatility of 214%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $0.30 per option. There was no dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, as the Company had net losses.

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

	o)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". SFAS No. 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during implementation of SFAS No. 123R.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)
	p)	Reclassifications
Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

3.	Property and Equipment
				September 30,	June 30,
				2005	2005
			Accumulated	Net Carrying	Net Carrying
		Cost	Depreciation	Value	Value
		$	$	$	$
				(unaudited)	(audited)
	Computer equipment	6,229	2,527	3,702	4,221
	Office furniture	1,322	110	1,212	-
		7,551	2,637	4,914	4,221

4.	Mineral Properties
a)

On March 18, 2004, the Company was granted an option to acquire a 100% interest, subject to a 2% net smelter royalty, in the New York Canyon Copper Project located in Mineral County, Nevada. Under the terms of the option agreement, the Company must make cash payments of $460,000 (or share issuances at the election of the Optionors) in various stages as follows: $30,000 upon execution of the option agreement (paid), $60,000 on the first anniversary (paid); $120,000 (or 400,000 shares) on the second anniversary; and $250,000 (or 300,000 shares) on the third anniversary. The Company must also issue 2,000,000 shares in various stages as follows: 500,000 shares upon execution of the option agreement (issued at a fair value of $860,000), 500,000 shares on the first anniversary (issued at a fair value of $185,000); 500,000 shares on the second anniversary; and 500,000 shares on the third anniversary. The Company must incur expenditures of not less than $2,000,000 in various stages as follows: $250,000 by December 31, 2004 (paid), an additional $750,000 by December 31, 2005, and an additional $1,000,000 by April 15, 2005.

b)

On July 21, 2004, the Company entered into a fifteen-year renewable lease agreement, which gives the Company the right of exploration and production of minerals in eighteen mineral claims owned by the lessor. The mineral claims are located within the area of the Company's New York Canyon Copper Project. Under the terms of the agreement the Company must make cash payments of $25,000 on execution of the agreement (paid). On the first anniversary of the execution of the agreement the Company must make payments to the lessor of $1,000 per month, $2,000 per month after the second anniversary and $3,000 per month after the third anniversary for as long as the lease is in effect. In addition, at six and twenty-four months after the execution of the agreement the Company will give the lessor, respectively, 10,000 (issued at a fair value of $3,500) and 15,000 restricted shares of the Company's common stock. This agreement is subject to a Net Smelter Interest (NSI) payable to two parties (1.75% NSR + 0.57% NSR). The 1.75% is terminated upon payments of $2,000,000; then the second party will retain 1.5% NSR which will revert to 0.5% after an additional $2,000,000 is paid.

5.	Related Party Transactions
a)

As at September 30, 2005, the Company was indebted to the Chief Financial Officer for $34,454 (June 30, 2005 - $19,793), the former President of the Company for $15,613 (June 30, 2005 - $15,613) and a director of the Company for $15,376 (June 30, 2005 - $9,770). These amounts are non-interest bearing, unsecured and due on demand.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

5.	Related Party Transactions (continued)
b)

During the three month period ended September 30, 2005, the Company paid consulting fees of $8,037 (2004 - $12,666) to the Chief Financial Officer, consulting fees of $15,689 (2004 - $nil) to the Vice-President of Exploration, $4,988 (2004 - $3,103) to a Director of the Company and management fees of $32,100 (2004 - $Nil) to the President of the Company.

c)

As at September 30, 2005, the Company was indebted to the President and a company controlled by the President of the Company in the amount of $17,168 (June 30, 2005 - $13,457). This amount is non-interest bearing, unsecured and due on demand. During the three month period ended September 30, 2005, this company was paid $6,300 for rent (2004 - $Nil) and $10,659 (2004 - $Nil) for general and administrative costs.

	d)	The Vice President of the Company owns a 22.5% interest in the mineral property optioned to the Company as described in Note 4(b).

6.	Convertible Debentures

In accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has allocated the proceeds of issuance between the convertible debentures and the warrants to be issued upon conversion based on their relative fair values. The Company recognized the intrinsic value of the beneficial conversion option of $180,183 as additional paid-in capital and interest expense in fiscal 2005. The Company will record the fair value of the warrants upon conversion of the convertible debentures.

a)

On September 22, 2004, the Company issued a convertible and callable debenture for $85,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on September 22, 2006, is unsecured and has a conversion price of $0.70 per unit. Each unit would consist of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.86 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of September 30, 2005, $5,408 of interest has been accrued and is included in accrued liabilities.

b)

On November 19, 2004, the Company issued a convertible and callable debenture for $80,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on November 19, 2006, is unsecured and has a conversion price of $0.56 per unit. Each unit would consist of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.75 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of September 30, 2005, $4,516 of interest has been accrued and is included in accrued liabilities.

c)

On December 14, 2004, the Company issued a convertible and callable debenture for $39,999 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on December 14, 2006, is unsecured and has a conversion price of $0.45 per unit. Each unit would consist of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.60 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of September 30, 2005, $2,674 of interest has been accrued and is included in accrued liabilities.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

6.	Convertible Debentures (continued)
d)

On February 10, 2005, the Company issued a convertible and callable debenture for $25,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on February 10, 2007, is unsecured and has a conversion price of $0.40 per unit. Each unit would consist of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.55 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of September 30, 2005, $1,218 of interest has been accrued and is included in accrued liabilities.

e)

On March 15, 2005, the Company issued a convertible and callable debenture for $55,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on March 15, 2007, is unsecured and has a conversion price of $0.25 per unit. Each unit would consist of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.40 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of September 30, 2005, $2,599 of interest has been accrued and is included in accrued liabilities.

7.	Common Stock
a)

On September 8, 2005, the Company completed a private placement and issued 1,500,000 shares of common stock at $0.30 per share for gross proceeds of $450,000. The Company paid a finder's fee of $33,750 and legal fees of $3,000 in connection with this private placement.

b)

On August 29, 2005, the Company completed a private placement and issued 5,000,000 shares of common stock at $0.25 per share for gross proceeds of $1,250,000. The Company paid a finder's fee of $93,750 and legal fees of $3,000 in connection with this private placement.

8.	Stock Options

On June 17, 2004, the Company filed a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission to register 1,000,000 shares of common stock pursuant to the Company's 2004 Nonqualified Stock Option Plan (the "Plan").

On June 17, 2004, the Company filed a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission to register 1,000,000 shares of common stock pursuant to the Company's 2004 Nonqualified Stock Option Plan (the "Plan").

The determination of those eligible to receive options under this Plan, and the amount, type, price and timing of each stock option and the terms and conditions is at the sole discretion of the Company's Board of Directors.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

8.	Stock Options (continued)

A summary of the Company's stock option activity is as follows:

		Period Ended September 30, 2005		Year Ended June 30, 2005
			Weighted		Weighted
		Number of	Average	Number of	Average
		Options	Exercise Price	Options	Exercise Price
	Balance, Beginning of Period	3,000,000	$0.30	-	$-
	Granted	150,000	0.35	-	-
	Cancelled/Forfeited	-	-	-	-
	Exercised	-	-	-	-

	Balance, End of Period	3,150,000	$0.30	-	$-

As at September 30, 2005, the following options are outstanding:

Outstanding and Exercisable

Weighted Average
	Exercise	Number of	Remaining Contractual	Weighted Average
	Price	Shares	Life (years)	Exercise Price
	$ 0.30-0.35	3,150,000	4.50	$ 0.30

9.	Commitments

	a)			The Company entered into an employment agreement dated July 1, 2005 with the President of the Company to provide services for $128,400 per annum. The agreement is for a term of one year.

	b)			On September 21, 2005, the Company entered into a services agreement with a legal firm to provide services relating to the filing of a Form SB-2 registration statement in consideration for $30,000.

10.	Subsequent Event

On October 19, 2005, the Company paid $25,000 and issued 25,000 shares of common stock to acquire mineral exploration data for areas forming part of the New York Canyon Project.

ITEM 2.     MANAGEMENT'S PLAN OF OPERATION

Aberdene Mines Limited (referred to in our report as "Aberdene" or the "Company") was incorporated under the laws of the state of Nevada on January 21, 2000. Our fiscal year end is June 30. Our Company's principal executive offices are located at Suite 700, 101 Convention Center Drive, Las Vegas, Nevada, 89109. Our toll free telephone number is (800) 430-4034.

Our shares of common stock are quoted in the United States on the National Association of Securities Dealers Over the Counter Bulletin Board (the "OTCBB") under the symbol "ABRM".

We have commenced very limited operations and we currently have no business revenue or significant assets. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Our primary operational activities have been focused on very limited analysis and exploratory drilling on a mineral exploration project described in detail in our annual report for June 30, 2005 (hereby incorporated for reference), over which we have an option to acquire or the right to explore the mineral claims.

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

Preliminary Exploration Activities During the Quarter

The foregoing is a discussion of activities undertaken during the first quarter ended September 30, 2005 on the mineral properties in which we have an option to earn interests. For further background information, please also refer to our Annual Report on Form 10-KSB for our fiscal year ended June 30, 2005.

In September 2005, we implemented our 2005 exploration program and commenced with further exploratory drilling on the New York Canyon project, for which we hold an option to acquire the claims from Nevada Sunrise LLC. We contracted a core rig for the Copper Queen prospect and a reverse-circulation rig for use on Longshot Ridge. Copper Queen is located in the western part of the New York Canyon claim block, and Longshot Ridge is located at the opposite end in the eastern part.

The reverse circulation rig was contracted to drill infill holes on Longshot Ridge for verification purposes, and is a follow up program to our initial core drilling in fiscal 2004. The core rig drilled one hole on Copper Queen to test mineralization at depth and for metallurgical purposes. It was then relocated to Longshot Ridge for further testing.

The objective of our current drill program is to validate results of past exploration work which identified a copper oxide mineralized zone on Longshot Ridge; to define and delineate other zones on the New York Canyon property, and to provide data to support a detailed technical report that complies with certain regulatory requirements.

Although there can be no assurance at this early stage in our Company's operations, management is encouraged by these initial results, which reveal a wide zone of oxide mineralization indicated in five of six holes. Drilling continues to define, confirm and expand the existing oxide copper mineralized zone on Longshot Ridge. Two drills continue to operate on the Longshot Ridge copper oxide cap, which consists mainly of chrysocolla with lesser amounts of malachite, copper wad and azurite mineralization.

Our current drill program commenced late August and has completed 27 holes to date totaling 10,969 feet, comprising 3,004 feet of core drilling in six holes, and 7,965 feet of reverse circulation drilling in twenty-one holes. Drill samples are shipped to American Assay Laboratories Inc. in Reno, Nevada for analyses. American Assay Laboratories is an independent ISO certified laboratory, and incorporates sample standards with known element concentration into the analytical sample stream for quality control purposes.

Initial assay results have been reported under our press releases issued during the period. These were filed on Form 8-K on EDGAR and may be viewed on the SEC website. Please refer to our Form 8-K press releases filed on October 6 and November 3, 2005. Additional assay results will be announced when completed. Drill results comprise individual assays for specific intervals (average 5 feet), which are weighted to determine a mineralized intersection. A map showing the drill hole locations is also available on the Company's website at under the maps and photos section.

Additional Claims Under Option With Nevada Sunrise LLC

Nevada Sunrise LLC was successful in acquiring an additional 193 claims (3,988 acres) located in and around the New York Canyon project. These claims add 3,988 acres to the existing claim block increasing the total area to 8,926 acres. Two claim blocks have been located over newly uncovered surface copper oxide skarn mineralization. These occurrences have limited historical workings (e.g. trenches, adits), but there is no evidence of any drilling or recent exploration. The oxide copper mineralization is hosted in Triassic age, Luning Formation rocks; the same geologic unit that hosts the Longshot Ridge mineralization. Preliminary geologic mapping, sampling and prospecting are in progress over these new claim areas and the new copper occurrences. These new claims fall under our mutual area of interest and now form part of our option with Nevada Sunrise.

Acquisition of Database on New York Canyon Project

During the quarter we acquired a large detailed database, which documents the results of previous exploration activities on the New York Canyon project. The database includes the results of programs carried out by various companies over a 25-year period starting in the 1970's and includes geological, geochemical and geophysical data, drill logs with assay certificates, petrographic studies, metallurgical test data, and a number of separate resource estimate and feasibility studies.

This data, which is being evaluated, will be incorporated into Aberdene's current database and should significantly expedite the Company's ongoing program to validate potential copper resources on the New York Canyon Copper Project.

Plan of Operation for the Balance of the Fiscal Year

Our plan of operation for the balance of our current fiscal year is to continue our initial exploration activities under all of our options and lease of the New York Canyon prospect in Nevada.

Of our total annual budget of approximately $850,000, we have expended $345,000 to date on drilling activities described in this quarterly report. At September 30, 2005, we had cash and marketable securities of approximately $1,400,000, which is sufficient to fund the balance of our planned 2006 exploration program of approximately $500,000 and our ongoing corporate expenses. If we ultimately require further cash resources, there can be no assurance that the required financing can be obtained, or on suitable terms to our Company. We anticipate that our option agreements will be terminated if we are unable to fund the exploration programs.

The following chart provides an overview of our estimated planned expenditures by major area of activity, for the balance of the current fiscal year:

Expenses

LAND STATUS
$40,000
2005-2006 claim maintenance fees
15,000
Month Payments - Patents
15,000
Locate Sunrise Flat Claims - Leach Pad

PERMITTING
5,000
Road and drill site work
15,000
Archeological and biological surveys
5,000
Reclamation

DRILL PROGRAM (includes assays & supervision)
25,000
Obtain COCA data from Helca
8,000
Compile data for engineering evaluation
180,000
Drilling RC, 12,000 feet - 35 holes @ 30/ft
125,000
Drilling Core - 12 holes @ 300 ft, 3600 ft @ 50/ft

METALLURGICAL PROGRAM
5,000
Investigation into acid costs, sites, transport, etc
2,500
Preliminary metallurgical work
16,000
Preliminary alternative leach studies

ENGINEERING & REPORTING
15,000
Engineering 43-101 Report
15,000
Pit Planning, Modeling, 3D Presentation MDA&Associates
15,000
Nevada Sunrise Management fee 10%
$496,500
Total

We believe we will incur the vast majority of the budgeted expenditures prior to December 31, 2005.

Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to fund our exploration program and carry our normal operations into the next fiscal year. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

We do not anticipate making any major purchases of capital assets in this current fiscal year, or conducting any research and development. Our current corporate employee count is expected to remain the same for the balance of the year.

Results of Operations

Please refer to our interim financial statements for the three months ended September 30, 2005 included herein.

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

We incurred a net loss of $679,117 or $0.01 per share, for the three months ended September 30, 2005, compared to $1,601,036 in the comparable period in 2004. $310,118 of the total loss was incurred for costs expended under our option agreements over the various mineral properties in New York Canyon (2004 - $928,058).

The balance of our expenses, or $368,999, includes $253,567 of general and administrative expenses (2004 - $218,233), loss on foreign exchange of $20,066 (2004 - $nil) interest paid on convertible debentures of $6,405 (2004 - $498) and a loss on sale of Langley Park shares of $88,332 (2004 - $nil). We also incurred $629 (2004 - $251) in depreciation expense on our equipment assets. Our comprehensive loss was an additional $304,496 (2004 - $nil) resulting from a decline in the current market value, versus our original cost, of the Langley Park shares.

(See also ITEM 5. OTHER INFORMATION).

We did not generate any revenue during the period.

Liquidity and Capital Resources

At September 30, 2005, we had working capital of $1,243,956 and cash on hand of $1,124,077, compared with working capital of $179,009 and cash on hand of $48,816 at June 30, 2005.

We completed two private placements of our common stock during the first quarter ended September 30, 2005. Five million shares were sold at a price of $0.25 each, for proceeds of $1,250,000. An additional 1,500,000 shares were sold at a price of $0.30 each, for $450,000. A 7.5% finder's fee, or $127,500, was deducted from the gross proceeds and paid to an unrelated party. A net amount of $1,566,432 was raised for our Company after payment of the finder's fee and legal fees.

During the three months ended September 30, 2005 we also received $48,123 in cash proceeds from the sale of Langley Park shares, on which we realized a loss of $88,332. We held a balance of Langley Park shares with a current market value of $271,817 at September 30, 2005.

We used $537,972 in cash for our operations and $1,322 for the purchase of equipment during the first quarter ended September 30, 2005. As a result of all of the above noted, our cash balances increased by a net amount of $1,075,261 during the three months ended September 30, 2005.

We have not had revenues from inception. Our company has no significant assets other than our current cash balances. Without additional capital, we may not be able to survive beyond the next 9 to 12 months. Although there may be insufficient capital to execute our business plan, we expect to survive with funding from sales of securities and, as necessary, from shareholder loans. There is no assurance we will be successful in raising the necessary funding or on terms that are acceptable to our Company.

ITEM 3.     CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)     Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 2.     CHANGES IN SECURITIES

On August 31, 2005, we completed $1.25 million private placement for general working capital purposes, consisting of 5 million common shares at a price of $0.25 each.

On September 14, 2005, we completed a private placement to raise $450,000 for general working capital purposes, consisting of 1,500,000 common shares at a price of $0.30 each.

We paid a 7.5% finder's fee, or $127,500, to an unrelated party for the private placements. No underwriters were used, and no commissions or other remuneration was paid.

All of the funds raised via the two private placements are to be used for our 2005 exploration program and for general working capital purposes.

Subsequent to these transactions, there are 60,491,852 common shares outstanding in our Company as of the date hereof.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

On October 5, 2005 we announced the appointment of Mr. Chris Broili, as Project Manager of the New York Canyon exploration project located in Nevada. Mr. Broili is a professional geologist and has over 20 years of experience in mineral exploration operations. His broad experience includes implementation of greenfield exploration programs and overseeing major projects from inception through to pre-development. He has also managed all phases of drilling programs, from concept tests and discovery to definition in-fill and condemnation. Mr. Broili has been involved in the discovery of several precious metal and base metal deposits, which are currently in production or being developed. He has also been involved in pre-development evaluations including geologic modeling of ore bodies, and reserve calculations. Mr. Broili will work from our Company's newly established field office located in Hawthorne, Nevada. Mr. Broili has a Masters of Science in Economic Geology from the University of Idaho, and a Bachelors of Science in Geology from Oregon State University.

Related Party Transactions

Effective July 1, 2005, we amended an employment agreement originally dated January 1, 2005 with our President for the provision of his services. Under the terms of the agreement, $2,500 is payable monthly to June 30, 2005, increasing to $10,700 monthly thereafter until December 31, 2006.

At September 30, 2005, we were indebted to our Chief Financial Officer for $34,454, the former President of our Company for $15,613 and a Director of our Company for $15,376. These amounts are non-interest bearing, unsecured and due on demand.

During the three months ended September 30, 2005, we paid consulting fees of $8,037 to our Chief Financial Officer, $4,988 to a Director of our Company, $15,689 to our Vice President of Exploration, and management fees of $32,100 to our President & CEO.

As at September 30, 2005, we were indebted to the President and a company controlled by our President for $17,168 of expenses paid on behalf of our Company. The amount is unsecured, due on demand and does not bear any interest.

The Vice President of our Company owns a 22.5% interest in the New York Canyon mineral property that has been optioned by our Company.

On October 6, 2005, our President and CEO, transferred 5,000,000 restricted common shares to an unrelated private company and an unrelated individual, leaving him holding a balance of 18,999,998 shares. The transfer was completed for nominal consideration. The shares are subject to applicable resale restrictions.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation. (1)
3.2	Bylaws. (1)
3.2	Amended Articles of Incorporation. (11)
4.1	Specimen Stock Certificate. (1)
10.7	Statement of Trustee. (1)
10.8	Letter of Intent regarding the Gold Hill Project. (4)
10.9	Property Option Agreement with Nevada Sunrise LLC regarding the New York Canyon Project. (7)
10.10	2004 Nonqualified Stock Option Plan. (8)
10.11	Convertible Preferred Stock Purchase Agreement date July 29, 2004. (9)
10.12	Debenture Purchase Agreement dated March 9, 2004 with Astra Star Limited (10)
10.13	Convertible, Callable, Subordinated Debenture dated March 9, 2004 with Astra Star Limited (10)
10.14	Debenture Purchase Agreement dated March 15, 2004with Norad Limited (10)
10.15	Convertible, Callable, Subordinated Debenture dated March 15, 2004with Norad Limited (10)
10.16	Debenture Purchase Agreement dated May 15, 2004 with Norad Limited (11)

10.17	Convertible, Callable, Subordinated Debenture dated May 15, 2004 with Norad Limited (11)
10.18	Debenture Purchase Agreement dated September 22, 2004 with Norad Limited (12)
10.19	Convertible, Callable, Subordinated Debenture dated September 22, 2004 with Norad Limited (12)
10.20	Debenture Purchase Agreement dated November 19, 2004 with Glenkirk International (12)
10.21	Convertible, Callable, Subordinated Debenture dated November 19, 2004 with Glenkirk International (12)
10.22	Debenture Purchase Agreement dated February 10, 2005, effective December 14, 2004 with Riannon Limited (12)
10.23	Convertible, Callable, Subordinated Debenture dated February 10, 2005, effective December 14, 2004 with Riannon Limited (12)
10.24	Debenture Purchase Agreement dated February 10, 2005 with Riannon Limited. (14)
10.25	Convertible, Callable, Subordinated Debenture dated February 10, 2005 with Riannon Limited. (14)
10.26	Debenture Purchase Agreement dated March 15, 2005 with Riannon Limited. (14)
10.27	Convertible, Callable, Subordinated Debenture dated March 15, 2005 with Riannon Limited. (14)
10.28	Property Option Agreement with Consolidated Global Minerals Ltd. regarding the Tuscarora Gold Project. (10)
10.29	Property Option Agreement with Consolidated Global Minerals Ltd. regarding the Cornucopia Project. (10)
10.30	Letter of Intent with Consolidated Global Minerals Ltd. regarding the Slide Mine and Horsefal Projects. (10)
10.31	Lease Agreement with Jaycor Mining, Inc. (10)
10.32	Publicity Agreement with Capital Financial Media, Inc. (10)
10.33	Consulting Agreement with Kirin Venture Capital Corp. (10)
10.34	Consulting Agreement with Anthony (Tony) R. Harvey (14)
10.35	Lease Agreement with Nevada Sunrise LLC regarding the Copper Queen #2 claim. (15)
10.36	Lease Agreement with Nevada Sunrise LLC regarding the Copper Queen #1 and Mildred claims. (15)
14.1	Code of Ethics. (3)
16.1	Letter from Williams & Webster, P.S. (2)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter. (3)
99.2	Disclosure Committee Charter. (3)
99.3	Stock Purchase Agreement. (5)

(1)	Previously filed as an exhibit to the Registrant's Registration Statement on Form SB-2 filed on April 26, 2000.
(2)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on November 5, 2002.
(3)	Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB filed on August 26, 2003.

(4)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 30, 2004.
(5)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 10, 2004.
(6)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 20, 2004.
(7)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2004.
(8)	Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 filed on June 17, 2004.
(9)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on August 20, 2004.
(10)	Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for June 30, 2004.
(11)	Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for September 30, 2004.
(12)	Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for December 31, 2004.
(13)	Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 filed on April 6, 2005
(14)	Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for March 31, 2005.
(15)	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for June 30, 2005.

Reports on Form 8-k

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

November 3, 2005 reporting on certain drilling results from the exploratory drilling program in New York Canyon and the Longshot Ridge, and reporting on the acquisition of a detailed database, which documented the results of previous exploration activities on the New York Canyon project.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of November, 2005.

ABERDENE MINES LIMITED
(the "Registrant")

BY:	/s/ Brent Jardine
Brent Jardine, President, Principal Executive Officer and Treasurer.

BY:	/s/ Cameron Reynolds
Cameron Reynolds, Principal Financial Officer and Principal Accounting Officer.