Form 10QSB
period 2005-12-31
ABERDENE MINES LTD
filed 2006-02-16
CIK 1112706

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended
DECEMBER 31, 2005

Commission File Number:000-33189

ABERDENE MINES LIMITED
 (Exact name of registrant as specified in its charter)

NEVADA	88-0454792
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1458, 409 Granville Street
Vancouver, British Columbia
Canada V6C 1T2
(Address of principal corporate and executive offices)

(800) 430-4034
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

Authorized share capital of the registrant at February 13, 2006: 100,000,000 common shares, par value of $0.00001, 100,000,000 preferred shares, par value $0.00001. There were also 60,580,596 shares of common stock and 500,000 shares of Series A Preferred stock outstanding.

The Company recorded $nil revenue for the quarter ended December 31, 2005.

============================================================================================

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSFUL FOR TECHNICAL, ECONOMIC OR OTHER REASONS RELATED TO MINERAL EXPLORATION AND DEVELOPMENT.

Index

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Aberdene Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)
	December 31,	June 30,
	2005	2005
	$	$
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	413,915	48,816
Investment securities	234,384	294,077
Prepaid expenses and deposits	24,197	10,082

Total Current Assets	672,496	352,975

Property and Equipment (Note 3)	8,191	4,221

Total Assets	680,687	357,196

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	65,331	70,635
Accrued liabilities	124,100	44,698
Due to related parties (Note 5)	90,062	58,633
Current portion of convertible debentures (Note 6)	204,999	-

Total Current Liabilities	484,492	173,966

Convertible Debentures (Note 6)	80,000	284,999

Total Liabilities	564,492	458,965

Commitments and Contingencies (Note 9)
Subsequent Events (Note 10)

Stockholders' Equity (Deficit)
Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 500,000 shares	5	5
Common Stock (Note 7)
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 60,516,852 shares and 53,991,852 shares, respectively	605	540

Additional Paid-in Capital	7,947,177	6,325,951

Accumulated Other Comprehensive Loss	(333,992)	(437,712)

Deficit Accumulated During the Exploration Stage	(7,497,600)	(5,990,553)

Total Stockholders' Equity (Deficit)	116,195	(101,769)

Total Liabilities and Stockholders' Equity (Deficit)	680,687	357,196

The accompanying notes are an integral part of these financial statements

Index

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated
	from January
	21, 2000
	(Date of	For the		For the
	Inception) to	Three Months Ended		Six Months Ended
	December 31,	December 31,		December 31,
	2005	2005	2004	2005	2004
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Depreciation	3,378	741	251	1,370	502
Foreign exchange (gain) loss	(15,131)	4,515	(60,564)	24,581	(60,564)
General and administrative (1)	3,002,879	218,178	208,029	471,745	426,011
Mineral property costs (1)	3,872,236	597,695	350,000	907,813	1,278,058

Total Operating Expenses	6,863,362	821,129	497,716	1,405,509	1,644,007

Operating Loss	(6,863,362)	(821,129)	(497,716)	(1,405,509)	(1,644,007)

Other Expenses

Interest on convertible debentures	(208,973)	(6,801)	(2,139)	(13,206)	(2,637)
Loss on sale of investment securities	(411,430)	-	(48,589)	(88,332)	(48,589)
Loss on settlement of related party debt	(13,835)	-	-	-	-

Total Other Expenses	(634,238)	(6,801)	(50,728)	(101,538)	(51,226)

Net Loss	(7,497,600)	(827,930)	(548,444)	(1,507,047)	(1,695,233)

Other Comprehensive Loss

Unrealized loss on investment securities	(333,992)	(29,496)	(691,008)	103,720	(691,008)

Comprehensive Loss	(7,831,592)	(857,426)	(1,239,452)	(1,403,327)	(2,386,241)

Net Loss Per Share - Basic and Diluted		(0.01)	(0.01)	(0.03)	(0.02)

Weighted Average Shares Outstanding		60,499,000	72,414,000	58,330,000	72,343,000

(1) Stock-based compensation is included in the
following:
General and administrative	691,613	-	63,000	-	63,000
Mineral property costs	1,931,401	9,750	-	54,859	-

	2,623,014	9,750	63,000	54,859	63,000

The accompanying notes are an integral part of these financial statements

Index

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the
	Six Months Ended
	December 31,
	2005	2004
	$	$
Operating Activities
Net loss for the period	(1,507,047)	(1,695,233)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,370	502
Foreign exchange translation loss (gain)	26,958	(63,730)
Loss on sale of investment securities	88,332	48,589
Stock issued for mineral property costs	9,750	783,000
Stock-based compensation	45,109	63,000

Changes in operating assets and liabilities:
Prepaid expenses and deposits	(14,115)	12,823
Accounts payable and accrued liabilities	74,098	14,518
Due to related parties	31,429	46,900

Net Cash Used by Operating Activities	(1,244,114)	(789,631)

Investing Activities
Proceeds received on sale of investment securities	48,123	118,699
Purchase of property and equipment	(5,340)	-

Investing Activities	42,783	118,699

Cash Flows from Financing Activities
Proceeds from issuance of convertible debentures	-	204,990
Proceeds from issuance of common stock	1,700,000	200,000
Share issuance costs	(133,568)	-

Net Cash Provided by Financing Activities	1,566,432	404,990

Increase (Decrease) in Cash	365,099	(265,942)

Cash - Beginning of Period	48,816	266,926

Cash - End of Period	413,915	984

Non-cash Investing and Financing Activities:
Preferred stock issued for investment securities	-	1,535,575
Investment securities used to pay the finder's fee for the preferred stock issuance	-	153,557
Fair value of stock options granted for exploration management	45,109	63,000
Stock issued for mineral property costs	9,750	783,000

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements

Index

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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. The Company has working capital of $188,004 as at December 31, 2005 and has accumulated losses from inception to December 31, 2005 totalling $7,497,600. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

The Company reports investments in debt and marketable equity securities at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. All investment securities are designated as available for sale with unrealized gains and losses included in stockholders' equity. The Company regularly reviews investment securities for impairment based on criteria that include the extent to which the investment's carrying value exceeds its related market value, the duration of the market decline, the Company's ability to hold to recovery and the financial strength and specific prospects of the issuer of the security. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

	e)	Property and Equipment
Property and equipment consists of computer equipment and office equipment, which are recorded at cost and depreciated over their estimated useful life of three years on a straight-line basis.

Index

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

The fair value of financial instruments, which include cash, investment securities, accounts payable, accrued liabilities and due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	k)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2005 and 2004, the Company's only component of comprehensive loss was unrealized holding losses on available for sale securities.

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

Index

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

During the six month period ended December 31, 2005, the Company issued 150,000 common stock options exercisable at $0.35 per share to a non-employee for exploration management at a fair value of $45,109, which was charged to operations.

		The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in each period.
			Three months ended		Six months ended
			December 31,		December 31,
			2005	2004	2005	2004
			$	$	$	$
			(unaudited)	(unaudited)	(unaudited)	(unaudited)
		Net loss - as reported	(827,930)	(548,444)	(1,507,047)	(1,695,233)
		Add: Stock-based compensation expense included in
		net loss - as reported	9,750	63,000	54,859	63,000
		Deduct: Stock-based compensation expense determined
		under fair value method	(9,750)	(400,675)	(54,859)	(400,675)

		Net loss - pro forma	(827,930)	(886,119)	(1,507,047)	(2,032,908)
		Net loss per share (basic and diluted) - as reported	(0.01)	(0.01)	(0.03)	(0.02)
		Net loss per share (basic and diluted) - pro forma	(0.01)	(0.01)	(0.03)	(0.03)

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

Index Aberdene Mines Limited
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

Index

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

3.	Property and Equipment
				December 31,	June 30,
				2005	2005
			Accumulated	Net Carrying	Net Carrying
		Cost	Depreciation	Value	Value
		$	$	$	$
				(unaudited)	(audited)
	Computer equipment	6,229	3,046	3,183	4,221
	Office furniture	5,340	332	5,008	-
		11,569	3,378	8,191	4,221

4.	Mineral Properties

a)

On March 18, 2004, the Company was granted an option to acquire a 100% interest, subject to a 2% net smelter royalty, in the New York Canyon Copper Project located in Mineral County, Nevada. Under the terms of the option agreement, the Company must make cash payments of $460,000 (or share issuances at the election of the Optionors) in various stages as follows: $30,000 upon execution of the option agreement (paid), $60,000 on the first anniversary (paid); $120,000 (or 400,000 shares) on the second anniversary; and $250,000 (or 300,000 shares) on the third anniversary. The Company must also issue 2,000,000 shares in various stages as follows: 500,000 shares upon execution of the option agreement (issued at a fair value of $860,000), 500,000 shares on the first anniversary (issued at a fair value of $185,000); 500,000 shares on the second anniversary; and 500,000 shares on the third anniversary. The Company must incur expenditures of not less than $2,000,000 in various stages as follows: $250,000 by December 31, 2004 (paid), an additional $750,000 (paid) by December 31, 2005, and an additional $1,000,000 by December 31, 2006.

b)

On July 21, 2004, the Company entered into a fifteen-year renewable lease agreement, which gives the Company the right of exploration and production of minerals in eighteen mineral claims owned by the lessor. The mineral claims are located within the area of the Company's New York Canyon Copper Project. Under the terms of the agreement the Company must make cash payments of $25,000 on execution of the agreement (paid). On the first anniversary of the execution of the agreement the Company must make payments to the lessor of $1,000 per month, $2,000 per month after the second anniversary and $3,000 per month after the third anniversary for as long as the lease is in effect. In addition, at six and twenty-four months after the execution of the agreement the Company will give the lessor, respectively, 10,000 (issued at a fair value of $3,500) and 15,000 restricted shares of the Company's common stock. This agreement is subject to a Net Smelter Interest (NSI) payable to two parties (1.75% NSR + 0.5% NSR). The 1.75% is terminated upon payments of $2,000,000; then the second party will retain 1.5% NSR which will revert to 0.5% after an additional $2,000,000 is paid.

5.	Related Party Transactions

a)

As at December 31, 2005, the Company was indebted to the Chief Financial Officer for $41,377 (June 30, 2005 - $19,793), the former President of the Company for $15,613 (June 30, 2005 - $15,613) and a director of the Company for $6,501 (June 30, 2005 - $9,770). These amounts are non-interest bearing, unsecured and due on demand.

b)

During the six month period ended December 31, 2005, the Company paid consulting fees of $15,909 (2004 - $12,666) to the Chief Financial Officer, consulting fees of $21,851 (2004 - $nil) to the Vice-President of Exploration, $10,102 (2004 - $3,103) to a Director of the Company and management fees of $64,200 (2004 - $Nil) to the President of the Company.

c)

As at December 31, 2005, the Company was indebted to the President and a company controlled by the President of the Company in the amount of $26,571 (June 30, 2005 - $13,457). This amount is non-interest bearing, unsecured and due on demand. During the six month period ended December 31, 2005, this company was paid $11,060 for rent (2004 - $Nil) and $22,525 (2004 - $Nil) for general and administrative costs.

	d)	The Vice President of the Company owns a 22.5% interest in the mineral property optioned to the Company as described in Note 4(b).

Index

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

6.	Convertible Debentures

In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios",, the Company has recognized the intrinsic value of the beneficial conversion option of $180,183 as additional paid-in capital and interest expense in fiscal 2005. The Company will record the fair value of the warrants upon conversion of the convertible debentures in accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments".

a)

On September 22, 2004, the Company issued a convertible and callable debenture for $85,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on September 22, 2006, is unsecured and has a conversion price of $0.70 per unit. The debenture is included in current liabilities. Each unit would consist of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.86 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of December 31, 2005, $7,436 of interest has been accrued and is included in accrued liabilities.

b)

On November 19, 2004, the Company issued a convertible and callable debenture for $80,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on November 19, 2006, is unsecured and has a conversion price of $0.56 per unit. The debenture is included in current liabilities. Each unit would consist of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.75 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of December 31, 2005, $6,425 of interest has been accrued and is included in accrued liabilities.

c)

On December 14, 2004, the Company issued a convertible and callable debenture for $39,999 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on December 14, 2006, is unsecured and has a conversion price of $0.45 per unit. The debenture is included in current liabilities. Each unit would consist of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.60 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of December 31, 2005, $3,628 of interest has been accrued and is included in accrued liabilities.

d)

On February 10, 2005, the Company issued a convertible and callable debenture for $25,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on February 10, 2007, is unsecured and has a conversion price of $0.40 per unit. Each unit would consist of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.55 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of December 31, 2005, $1,814 of interest has been accrued and is included in accrued liabilities.

e)

On March 15, 2005, the Company issued a convertible and callable debenture for $55,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on March 15, 2007, is unsecured and has a conversion price of $0.25 per unit. Each unit would consist of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.40 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of December 31, 2005, $3,911 of interest has been accrued and is included in accrued liabilities.

Index

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

7.	Common Stock

	a)	On December 5, 2005, the Company paid $25,000 and issued 25,000 shares of common stock valued at $9,750 to acquire mineral exploration data for areas forming part of the New York Canyon Project.

b)

On September 8, 2005, the Company completed a private placement and issued 1,500,000 shares of common stock at $0.30 per share for gross proceeds of $450,000. The Company paid a finder's fee of $33,750 and legal fees of $3,000 in connection with this private placement.

c)

On August 29, 2005, the Company completed a private placement and issued 5,000,000 shares of common stock at $0.25 per share for gross proceeds of $1,250,000. The Company paid a finder's fee of $93,818 and legal fees of $3,000 in connection with this private placement.

8.	Commitments and Contingencies

	a)	The Company entered into an employment agreement dated July 1, 2005 with the President of the Company to provide services for $128,400 per annum. The agreement is for a term of one year.

b)

On November 8, 2005, the Company entered into an agreement to issue 63,744 shares of common stock at a fair value of $0.34 per share to settle $19,123 of debt. These shares were issued subsequent to the period.

c)

The Company has received requests for the voluntary production of documents and information pursuant to a Securities and Exchange Commission informal inquiry. The Company is fully cooperating with Securities and Exchange Commission in response to its requests for information.

9.	Subsequent Events

a)

On January 6, 2006, the Company entered into a consulting agreement with an individual to serve as the Company's Chief Financial Officer in consideration for $7,490 upon the execution of the agreement, $3,745 per month beginning on February 1, 2006, and the option to acquire up to 250,000 shares of common stock at an exercise price of $0.30 per share. The agreement is for a term of one year.

	b)	On January 11, 2006, the Company settled $19,123 of debt owed to the former Chief Financial Officer by issuing 63,744 shares of common stock.

c)

On January 19, 2006 the Company entered into consulting agreement with an individual who will provide consulting services for a period of five years in consideration for $10,000 per month and the option to acquire up to 1,200,000 shares of common stock at an exercise price of $0.40 per share until January 19, 2011.

d)

On February 1, 2006, the Company entered into consulting agreement with an individual who will provide consulting services for a period of one year in consideration for $5,000 per month and the option to acquire up to 100,000 shares of common stock at an exercise price of $0.35 per share until August 1, 2007.

e)

On February 1, 2006, the Company entered into consulting agreement with an individual who will provide consulting services for a period of one year in consideration for $12,000 per month and the option to acquire up to 1,000,000 shares of common stock at an exercise price of $0.35 per share until August 1, 2007.

f)

Subsequent to the period ending December 31, 2005, the Company entered into a consulting agreement with an individual who will provide consulting services for a period of six months beginning on February 1, 2006 at $2,580 (Cdn$3,000) per month.

g)

On February 10, 2006, the Company raised gross proceeds of $1,800,000 in connection with a private placement to which the Company will issue 4,500,000 units at a price of $0.40 per unit. Each unit consists of one common stock and one common stock purchase warrant. Each warrant entitles the holder to acquire one share of the Company's common stock for $0.50 per share for two years. In connection with the financing, the Company will pay a finder's fee of $135,000.

Index

ITEM 2.     MANAGEMENT'S PLAN OF OPERATION

Aberdene Mines Limited. was incorporated under the laws of the state of Nevada on January 21, 2000. Our fiscal year end is June 30. Our Company's principal executive offices are located at Suite 1458, 409 Granville Street, Vancouver, British Columbia, V6C 1T2, Canada. Our toll free telephone number is (800) 430-4034.

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

Preliminary Exploration Activities During the Quarter

The foregoing is a discussion of activities undertaken during the quarter ended December 31, 2005 on the mineral properties in which we have an option to earn interests. For further background information, please also refer to our Annual Report on Form 10KSB for our fiscal year ended June 30, 2005 and our quarterly report for the quarter ended September 30, 2005 on Form 10QSB.

During the first quarter, we implemented our fiscal 2006 exploration program and commenced with further exploratory drilling on the New York Canyon project, under which we hold an option to acquire the claims from Nevada Sunrise LLC. We contracted a core rig for the Copper Queen prospect and a reverse-circulation rig for use on Longshot Ridge. Copper Queen is located in the western part of the New York Canyon claim block, and Longshot Ridge is located at the opposite end in the eastern part.

The reverse circulation rig was contracted to drill infill holes on Longshot Ridge for verification purposes, and is a follow up program to our initial core drilling in fiscal 2004. The core rig was used to test mineralization on Copper Queen at depth and for metallurgical purposes. It was then relocated to Longshot Ridge for further testing.

The objective of our current drill program was to validate results of past exploration work which identified a copper oxide mineralized zone on Longshot Ridge; to define and delineate other zones on the New York Canyon property and; to provide data to support a detailed technical report that complies with certain regulatory requirements.

Index

Our current drill program commenced late August. During our current quarter, we drilled 6 core holes over 2,056 feet and 19 reverse circulation holes over 7,355 feet. A total of 9 core holes and 28 reverse circulation holes totaling 14,896 feet have been completed on the New York Canyon project this year.

In addition to our drilling activities, we collected a total of 357 rock chip samples were also collected. These samples averaged five feet in length. Average grades were reported in our press releases filed on Edgar. These samples were collected from mineralized portions of road cuts excavated for drilling. The analyses will be incorporated into the LSR database to provide further confidence for continuity of mineralization between drill holes.

Drill and surface samples are shipped to American Assay Laboratories Inc. in Reno, NV for analyses. American Assay Laboratories is an independent ISO certified laboratory, and incorporates sample standards with known element concentration into the analytical sample stream for quality control purposes.

Assay results are reported under our press releases when compiled. We have filed these results under form 8-K on Edgar and they may be viewed on the SEC website. Please refer to our Form 8-K press releases filed November 3, 2005 and January 6, 2006. Additional assay results will be announced when completed. Drill results comprise individual assays for specific intervals (average 5 ft.), which are weighted to determine a mineralized intersection. A map showing the drill hole locations is also available on the Company's website at under the maps and photos section.

Acquisition of Database on New York Canyon Project

During the quarter we acquired a large detailed database, which documents the results of previous exploration activities on the New York Canyon project. The database includes the results of programs carried out by various companies over a 25-year period starting in the 1970's and includes geological, geochemical and geophysical data, drill logs with assay certificates, petrographic studies, metallurgical test data and a number of separate resource estimate and feasibility studies.

This data, which is being evaluated, will be incorporated into Aberdene's current database and should significantly expedite the Company's ongoing program to validate potential copper resources on the New York Canyon Copper Project.

Plan of Operation for the Balance of the Fiscal Year

Our plan of operation for the next 12 months, including the last half of our current fiscal year, is to continue our initial exploration activities under all of our options and lease of the New York Canyon prospect in Nevada.

During the quarter, we significantly increased our exploration budget as a result of the favorable preliminary results we obtained from our existing program. Our original 2006 budget was approximately $850,000. By December 31, 2005 we completed this program, which was originally described in our annual report on Form 10KSB for June 30, 2005. Under this program, we completed 37 exploratory holes or 14,896 aggregate linear feet on our optioned claims. Most of the cores have been independently assayed and the process is continuing to complete the analysis.

Under our updated program disclosed below, we are projecting total exploration expenditures of $1,969,000 over the next 12 months and $1,272,000 to June 30, 2006. This budgeted program includes 40 new holes or 20,000 feet of reverse circulation drilling and 8,000 feet or 10 core drilling holes. We believe this is necessary to further analyze and quantify our prospects in New York Canyon.

Index

At December 31, 2005, we had cash of $413,915 and marketable securities of $234,834. Subsequent to the quarter end, we raised $1,665,000 (net of a 7.5% finder's fee of $135,000) via a private placement of 4.5 million units at a price of $0.40 per unit. Each unit includes one common share and one share purchase warrant, entitling the holder to purchase an additional share over a 24 month period at a price of $0.50 per share. Our current cash balance, including this private placement, is sufficient to fund the phase one current exploration program and our ongoing general and administrative expenses into our next fiscal year. We will require significant additional new equity or debt financing in order to undertake further exploration programs. There can be no assurance that the required financing can be obtained, or on suitable terms to our company. We anticipate that our option agreements will be terminated if we are unable to fund the exploration programs.

The following chart provides an overview of our estimated planned expenditures by major area of activity, for (i); the balance of our current fiscal year, and (ii); for the next 12 months:

	12 Month Total	Budget to
Item and Activity	Budget	June 30, 2006
LAND STATUS
2006 - 2007 claim maintenance fees on 385 claims	$ 48,000	$
Monthly Payments - Patents	38,000	21,000
Locate and file Claims	112,000	50,000

PERMITTING
Road and drill site work	35,000	25,000
Archeological and biological surveys	20,000	20,000
Water quality monitoring	16,000	10,000
Drill Permitting & Bonding	25,000	25,000

DRILL PROGRAM (includes assays & supervision)
Compile data for engineering evaluation	15,000	15,000
Drilling RC - 20,000 feet - 40 holes	600,000	330,000
Drilling Core - 8000 feet -20 holes	480,000	360,000

METALLURGICAL PROGRAM
Investigation into acid costs, sites, transport, etc	5,000	5,000
Preliminary metallurgical work	15,000	15,000
Preliminary alternative leach studies	25,000	25,000

ENGINEERING & REPORTING
Engineering 43-101 Report	20,000	20,000
Pit Planning, Modeling, 3D Presentation	75,000	30,000

GEOPHYSICAL SURVEYS
IP - 40 line miles @ $1,750/mi	70,000	70,000

GEOLOGICAL MAPPING AND INVESTIGATIONS
Mapping and sampling	30,000	30,000

Contingency 10%	160,000	105,000

Nevada Sunrise Management fee 10%	180,000	116,000

	$1,969,000	$1,272,000

Index

Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances, in addition to our recent private placement, are sufficient to fund our exploration program and carry our normal operations into the next fiscal year. To the extent that we require additional funds to support our operations or the expansion of our exploration program, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

We do not anticipate making any major purchases of capital assets in this current fiscal year, or conducting any research and development. Our current corporate employee count is expected to remain the same for the balance of the year.

Results of Operations

Please refer to our interim financial statements for the three and six months ended December 31, 2005 included herein.

Six months ended December 31, 2005 compared to the six months ended December 31, 2004

We incurred a net operating loss of $1,507,047 or $0.03 per share, for the six months ended December 31, 2005, compared to a loss of $1,695,233 or $0.02 per share in the comparable period in 2004. $907,813 of the total loss was incurred for costs expended under our option agreements over the various mineral properties exploration programs (2004 - $1,278,058), and $471,745 (2004 - $426,011) was incurred for general and administrative expenses. We also lost $24,581 on foreign exchange, compared to a gain of $60,564 in 2004. Our interest expense on the convertible debentures was $13,206 (2004 - $2,637) and we incurred a loss on sale of Langley Park shares of $88,332 (2004 - $48,589). We also incurred $1,370 (2004 - $502) in depreciation expense on our equipment assets. Our comprehensive loss was reduced by $103,720 (2004 - an increase of $(691,008)) resulting from a increase in the current market value, versus our original cost, of the Langley Park shares.

Three months ended December 31, 2005 compared to the three months ended December 31, 2004

We incurred a net operating loss of $827,930 or $0.01 per share, for the three months ended December 31, 2005, compared to $548,444 in the comparable period in 2004. $597,695 of the total loss was incurred for costs expended under our option agreements over the various mineral properties in New York Canyon (2004 - $350,000), and $218,178 (2004 - $208,029) was incurred for general and administrative expenses.

(See also "ITEM 5. OTHER INFORMATION - Related Party Transactions").

We did not generate any revenue during the period.

Liquidity and Capital Resources

At December 31, 2005, we had working capital of $188,004 and cash on hand of $413,915, compared with working capital of $179,009 and cash on hand of $48,816 at June 30, 2005.

Index

During the first quarter, we completed two private placements of 6,500,000 common shares. A net amount of $1,566,432 was raised for our Company subsequent to payment of finders fees and professional fees.

During the three months ended September 30, 2005 we also received $48,123 in cash proceeds from the sale of the Langley Park shares, on which we realized a loss of $88,332. We did not sell any additional shares in the second quarter. As at December 31, 2005, we held a balance of 1,027,974 Langley Park shares with a market value of $234,384.

We used $1,244,114 of cash for our operations and $5,340 for the purchase of equipment during the six months ended December 31, 2005. Approximately $853,000 of the cash used for operations was utilized for our fiscal 2006 exploratory drilling program. As a result of all of the above noted, our cash balances increased by a net amount of $365,099 during the six months ended December 31, 2005.

We have not had revenues from inception. Our company has no significant assets other than our current cash balances. Without additional capital, we may not be able to survive beyond the next 12 months. Although there may be insufficient capital to execute our business plan, we expect to survive with funding from sales of securities and, as necessary, from shareholder loans. There is no assurance we will be successful in raising the necessary funding or on terms that are acceptable to our company.

ITEM 3.     CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

Index

PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 2.     CHANGES IN SECURITIES

On December 5, 2005, we issued 25,000 common shares at a price of $0.39 per share to an unrelated party to acquire mineral exploration data for areas forming part of the New York Canyon Project.

On January 6, 2006, we settled $19,123 of debt owed to our former Chief Financial Officer in exchange for 63,744 common shares at a price of $0.34 per share.

On February 10, 2006, we completed a $1,800,000 private placement of 4.5 million units at a price of $0.40 per unit. Each unit includes one common share and one share purchase warrant, entitling the holder to purchase an additional share over a 2 year period at a price of $0.50 per share. We received a net amount of $1,665,000 subsequent to the payment of a 7.5% finders fee or $135,000. As of the date of this report the shares have not been issued.

As at February 13, 2006, there are 60,580,596 shares of common stock outstanding in our Company; the 4.5 million unit private placement shares completed February 10, 2006 described above have not been issued.

On January 6, 2006, we filed a Form S8 Registration Statement in connection with our 2006 Non-Qualified Stock Option Plan. Under the plan, our Directors have the authority to grant options to acquire up to 5,000,000 shares of common stock. This plan replaces our 2004 plan, which provided for grants to acquire up to 3,000,000 common shares. As of the date hereof, we have granted options to acquire 2,550,000 shares. These options were granted to our directors, officers and key consultants.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 13, 2005 we held our annual meeting of stockholders at 1000 - 595 Burrard Street, Vancouver, B.C., Canada. Only stockholders of record at the close of business on Tuesday, November 1, 2005 were entitled to vote at the meeting. Two stockholders were present in person, holding a total of 20,999,998 shares. An additional 16,247,768 shares were represented by proxy.

The first proposal was to elect Mssrs Brent Jardine, Timothy Hipsher, Cameron Reynolds, Robert Weiker and Milton Datsopoulos as Directors for a one year term. 37,223,916 votes were cast in favor of the proposal, and 23,850 votes abstained. There were no votes against the proposal.

The second proposal was to ratify the selection of Manning Elliott LLP, Chartered Accountants, as the independent auditor for our company. 37,225,216 votes were cast in favor of the proposal, and 23,850 shares were voted against the proposal. 1,900 votes abstained.

Index

There was no further business that came before the meeting.

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

On January 6, 2006, we appointed Mr. Kurt Bordian as our new Chief Financial Officer, replacing Mr. Cameron Reynolds. Mr. Reynolds is remaining as a Director of our Company. Mr. Bordian is a designated Certified General Accountant in Canada, and holds a Bachelor of Commerce (Honors) Degree from the University of Manitoba. He has worked primarily in the mineral exploration and oil and gas industries over the past 10 years. Previously, he held the position of Controller with Leigh Resources Corp., a publicly listed company trading on the TSX Venture exchange, and acted as CFO and Director of Legal Access Technologies Inc., which traded on the OTCBB. Currently, Mr. Bordian also acts as Controller for Bishop Gold Inc., and as Corporate Secretary for Calypso Acquisition Corp., both of which are publicly listed companies trading on the TSX Venture exchange. See "Related Party Transactions"

On January 19, 2006 we entered into consulting agreement with an individual who will provide consulting services for a period of five years in consideration for $10,000 per month and the option to acquire up to 1,200,000 common shares at a price of $0.40 per share until January 19, 2011.

On February 1, 2006, we entered into consulting agreement with an individual who will provide consulting services for a period of one year in consideration for $5,000 per month and the option to acquire up to 100,000 common shares at a price of $0.35 per share until August 1, 2007.

On February 1, 2006, we entered into consulting agreement with an individual who will provide consulting services for a period of one year in consideration for $12,000 per month and the option to acquire up to 1,000,000 common shares at a price of $0.35 per share until August 1, 2007.

On January 4, 2006 we filed a registration statement on Form SB-2 to register the 6,500,000 restricted common shares issued to 9 placees under the private placements completed during the first quarter.

Related Party Transactions

On October 6, 2005, our President and CEO, transferred 5,000,000 restricted common shares to an unrelated private company and an unrelated individual, leaving him holding a balance of 18,999,998 shares. The transfer was completed for nominal consideration. The shares are subject to applicable hold periods.

At December 31, 2005, we were indebted to our former Chief Financial Officer for $41,377, the former President of our Company for $15,613 and a Director of our Company for $6,501. These amounts are non-interest bearing, unsecured and due on demand.

Index

Subsequent to our quarter end, we settled $19,123 of the debt owed to the former Chief Financial Officer by the issuance of 63,744 common shares at a price of $0.30 per share.

During the six months ended December 31, 2005 we paid consulting fees of $15,909 to our former Chief Financial Officer, $10,102 to a Director of our Company, $21,851 to our Vice President of Exploration and management fees of $64,200 to our President & CEO.

As at December 31, 2005, we were indebted to the President and a company controlled by our President for $26,571 of expenses paid on behalf of our Company. During the six month period ended December 31, 2005, this company was paid $11,060 for rent and $22,525 for general and administrative costs. The amount is unsecured, due on demand and does not bear any interest.

The Vice President of our Company owns a 22.5% interest in the New York Canyon mineral property that has been optioned by our Company.

On January 6, 2006, the Company entered into a consulting agreement with Mr. Kurt Bordian to serve as the Company's Chief Financial Officer, in consideration for $7,490 upon the execution of the agreement $3,745 per month beginning on February 1, 2006, and options to acquire up to 250,000 shares of common stock at a price of $0.30. The agreement is for a term of one year. See "ITEM 5. Other Information".

ITEM 6.     EXHIBITS

The following Exhibits are attached hereto:

Exhibit No.	Document Description
10.34	Consulting Agreement between Kurt Bordian and us.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of February, 2006.

ABERDENE MINES LIMITED
(the "Registrant")

BY:	/s/ Brent Jardine
Brent Jardine, President, Principal Executive Officer and Treasurer.

BY:	/s/ Kurt Bordian
Kurt Bordian, Principal Financial Officer and Principal Accounting Officer.