Form 10QSB
period 2006-03-31
ABERDENE MINES LTD
filed 2006-05-22
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

[           ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________________ to ________________

COMMISSION FILE NUMBER 000-33189

ABERDENE MINES LIMITED
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0452792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

409 Granville Street, Suite 1458,
Vancouver, BC, Canada	V6C 1T2
(Address of principal executive offices)	(Zip Code)

(800) 430-4034
Issuer's telephone number

N/A
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [ x ] No [           ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act): Yes [           ] No [ x ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 11, 2006, the Registrant had 65,555,596 shares of common stock, with a par value of $0.00001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ending June 30, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", and “Aberdene” mean Aberdene Mines Limited unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Aberdene Mines Limited
(An Exploration Stage Company)

March 31, 2006

Aberdene Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	March 31,	June 30,
	2006	2005
	$	$
	(unaudited)

ASSETS
Current Assets
Cash	1,323,285	48,816
Amount receivable	33,000	–
Investment securities	247,722	294,077
Prepaid expenses and deposits	73,765	10,082
Total Current Assets	1,677,772	352,975
Property and Equipment (Note 3)	8,403	4,221
Total Assets	1,686,175	357,196

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	216,903	70,635
Accrued liabilities	170,300	44,698
Due to related parties (Note 5)	3,983	58,633
Convertible debentures (Note 6)	284,999	–
Total Current Liabilities	676,185	173,966
Convertible Debentures (Note 6)	–	284,999
Total Liabilities	676,185	458,965
Contingencies and Commitments (Note 1 and 8)
Subsequent Events (Note 9)
Stockholders’ Equity (Deficit)
Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding : 500,000 shares	5	5
Common Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 65,555,596 shares and 53,991,852
shares, respectively	656	540
Additional Paid-in Capital	9,956,611	6,325,951
Common Stock Subscriptions Receivable	(3,600)	–
Accumulated Other Comprehensive Loss	(335,817)	(437,712)
Deficit Accumulated During the Exploration Stage	(8,607,865)	(5,990,553)
Total Stockholders’ Equity (Deficit)	1,009,990	(101,769)
Total Liabilities and Stockholders’ Equity (Deficit)	1,686,175	357,196

The Accompanying Notes are an Integral Part of These Financial Statements

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated
	from January
	21, 2000
	(Date of	For the		For the
	Inception) to	Three Months Ended		Nine Months Ended
	March 31,	March 31,		March 31,
	2006	2006	2005	2006	2005
	$	$	$	$	$
Revenue	–	–	–	–	–

Operating Expenses
Depreciation	4,396	1,018	249	2,388	751
Foreign exchange loss (gain)	(29,630)	(14,499)	7,624	10,082	(52,940)
General and administrative	3,247,823	244,944	127,987	716,689	553,998
Mineral property costs	4,755,025	882,789	187,911	1,790,602	1,465,969
Total Operating Expenses	7,977,614	1,114,252	323,771	2,519,761	1,967,778
Operating Loss	(7,977,614)	(1,114,252)	(323,771)	(2,519,761)	(1,967,778)
Other Income (Expense)
Gain (loss) on settlement of debt	(2,872)	10,963	-	10,963	-
Interest on convertible debentures	(215,949)	(6,976)	(4,498)	(20,182)	(7,135)
Loss on sale of investment securities	(411,430)	-	(191,582)	(88,332)	(240,171)
Total Other Income (Expense)	(630,251)	3,987	(196,080)	(97,551)	(247,306)
Net Loss	(8,607,865)	(1,110,265)	(519,851)	(2,617,312)	(2,215,084)
Other Comprehensive Loss
Unrealized gain (loss) on investment securities	(335,817)	(1,825)	210,105	101,895	(480,903)
Comprehensive Loss	(8,943,682)	(1,112,090)	(309,746)	(2,515,417)	(2,695,987)

Net Loss Per Share – Basic and Diluted		(0.02)	(0.01)	(0.04)	(0.04)

Weighted Average Shares Outstanding		61,450,000	62,822,000	59,355,000	69,053,000

The Accompanying Notes are an Integral Part of These Financial Statements

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the
	Nine Months Ended
	March 31,
	2006	2005
	$	$
Operating Activities

Net loss	(2,617,312)	(2,215,084)

Adjustments to reconcile net loss to net cash used in
operating activities:

Depreciation	2,388	751
Foreign exchange translation loss (gain)	11,795	(55,033)
Impairment of mineral property costs	455,000	–
Loss on sale of investment securities	88,332	240,171
Stock-based compensation	45,109	63,000
Stock issued for mineral property costs	294,750	961,500

Changes in operating assets and liabilities:

Amounts receivable	(33,000)	–
Prepaid expenses and deposits	(63,683)	12,433
Accounts payable and accrued liabilities	271,870	30,423
Due to related parties	(31,065)	73,512

Net Cash Used in Operating Activities	(1,575,816)	(888,327)

Investing Activities

Mineral property costs	(455,000)	–
Proceeds from the sale of investment securities	48,123	306,851
Purchase of property and equipment	(6,570)	–

Net Cash Used in Investing Activities	(413,447)	306,851

Financing Activities

Proceeds from issuance of convertible debentures	–	284,999
Issuance of common stock	3,486,400	200,000
Share issuance costs	(222,668)	–

Net Cash Provided by Financing Activities	3,263,732	484,999

Increase (Decrease) in Cash	1,274,469	(96,477)

Cash – Beginning of Period	48,816	266,926

Cash – End of Period	1,323,285	170,449

Non-cash Investing and Financing Activities:

Preferred stock issued for investment securities	–	1,535,575
Investment securities used to pay the finder’s fee for the
preferred stock issuance	–	153,557
Debt settled by issuance of common shares	23,585	–
Stock issued for mineral property costs	294,750	961,500

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

The Accompanying Notes are an Integral Part of These Financial Statements

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

1.	Exploration Stage Company

Aberdene Mines Limited (the “Company”) was incorporated in the State of Nevada, U.S.A. on January 21, 2000. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business plan is to acquire, explore and develop mineral properties and ultimately seek earnings by exploiting mineral claims. Refer to Note 4 for mineral claims being acquired through option agreements.

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. The Company has working capital of $1,001,587 as at March 31, 2006 and has accumulated losses from inception to March 31, 2006 totalling $8,607,865. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is June 30.

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

The Company reports investments in debt and marketable equity securities at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. All investment securities are designated as available for sale with unrealized gains and losses included in stockholders' equity. The Company regularly reviews investment securities for impairment based on criteria that include the extent to which the investment's carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold to recovery and the financial strength and specific prospects of the issuer of the security. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	g)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	h)	Financial Instruments

The fair values of financial instruments, which include cash, investment securities, accounts payable, accrued liabilities and due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

	i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	j)	Mineral Property Costs

The Company has been in the exploration stage since its inception on January 21, 2000, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of- production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	k)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006 and 2005, the Company’s only component of comprehensive loss was unrealized holding losses on available for sale securities.

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

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There was no effect on the Company’s reported loss from operations, cash flows of loss per share as a result of adopting SFAS No. 123R.

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

On June 17, 2004, the Company filed a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission to register 1,000,000 shares of common stock pursuant to the Company’s 2004 Nonqualified Stock Option Plan (the “Plan”).

On April 5, 2005, the Company filed a Form S-8 Registration Statement with U.S. Securities and Exchange Commission to register an additional 3,000,000 shares of common stock pursuant to the Plan.

The determination of those eligible to receive options under this Plan, and the amount, type, price and timing of each stock option and the terms and conditions is at the sole discretion of the Company’s Board of Directors.

During the nine month period ended March 31, 2006, the Company issued 150,000 common stock options exercisable at $0.35 per share to a non-employee for exploration management at a fair value of $45,109, which was charged to operations.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee options granted under the Company’s stock option plans the prior period presented.

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2005	2005
	$	$

Net loss — as reported	(519,851)	(2,215,084)
Add: Stock-based compensation expense included in net
loss — as reported	–	63,000
Deduct: Stock-based compensation expense
determined under fair value method	–	(400,675)
Net loss — pro forma	(519,851)	(2,552,759)
Net loss per share (basic and diluted) — as reported	(0.01)	(0.04)
Net loss per share (basic and diluted) — pro forma	(0.01)	(0.04)

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

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Stock-based Compensation (continued)

A summary of the Company’s stock option activity is as follows:

	Three Months Ended
	March 31, 2006

		Weighted
	Number of	Average
	Options	Exercise Price

Balance, Beginning of Period	3,000,000	$ 0.30
Granted	150,000	0.35
Cancelled/forfeited	-	-
Exercised	-	-

Balance, End of Period	3,150,000	$ 0.30

As at March 31, 2006, the following options are outstanding:

		Outstanding and Exercisable
		Weighted Average
Exercise	Number of	Remaining Contractual	Weighted Average
Price	Shares	Life (years)	Exercise Price
$ 0.30	3,000,000	4.03	$ 0.30
$ 0.35	150,000	4.35	$ 0.35
	3,150,000	4.05	$ 0.30

o)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

The FASB has also issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	p)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	q)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Property and Equipment

			March 31,	June 30,
			2006	2005
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer equipment	6,229	3,565	2,664	4,221
Office furniture	6,570	831	5,739	–

	12,799	4,396	8,403	4,221

4.	Mineral Properties

a)

On March 18, 2004, the Company was granted an option to acquire a 100% interest, subject to a 2% net smelter royalty, in the New York Canyon Copper Project located in Mineral County, Nevada. Under the terms of the option agreement, the Company must make cash payments of $460,000 (or share issuances at the election of the Optionors) in various stages as follows: $30,000 upon execution of the option agreement (paid), $60,000 on the first anniversary (paid); $120,000 (paid) on the second anniversary; and $250,000 (or 300,000 shares) on the third anniversary. The Company must also issue 2,000,000 shares in various stages as follows: 500,000 shares upon execution of the option agreement (issued at a fair value of $860,000), 500,000 shares on the first anniversary (issued at a fair value of $185,000); 500,000 shares on the second anniversary (issued at a fair value of $285,000); and 500,000 shares on the third anniversary. The Company must incur expenditures of not less than $2,000,000 in various stages as follows: $250,000 by December 31, 2004 (paid), an additional $750,000 by December 31, 2005 (paid), and an additional $1,000,000 by December 31, 2006.

b)

On July 21, 2004, the Company entered into a fifteen-year renewable lease agreement, which gives the Company the right of exploration and production of minerals in eighteen mineral claims owned by the lessor. The mineral claims are located within the area of the Company’s New York Canyon Copper Project. Under the terms of the agreement the Company must make cash payments of $25,000 on execution of the agreement (paid). On the first anniversary of the execution of the agreement the Company must make payments to the lessor of $1,000 per month, $2,000 per month after the second anniversary and $3,000 per month after the third anniversary for as long as the lease is in effect. In addition, at six and twenty-four months after the execution of the agreement the Company will give the lessor, respectively, 10,000 (issued at a fair value of $3,500) and 15,000 shares of the Company’s common stock. This agreement is subject to a Net Smelter Interest (NSI) payable to two parties (1.75% NSR + 0.5% NSR). The 1.75% is terminated upon payments of $2,000,000; then the second party will retain 1.5% NSR which will revert to 0.5% after an additional $2,000,000 is paid.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

5.	Related Party Transactions/Balances

a)

As at March 31, 2006, the Company was indebted to the former Chief Financial Officer for $3,500 (June 30, 2005 - $19,793), the former President of the Company for $Nil (June 30, 2005 - $15,613) and a director of the Company for $Nil (June 30, 2005 - $9,770. These amounts are non-interest bearing, unsecured and due on demand.

b)

During the nine month period ended March 31, 2006, the Company paid consulting fees of $15,909 (2005 - $33,818) to the former Chief Financial Officer, consulting fees of $21,851 (2005 - $nil) to the Vice-President of Exploration, $10,102 (2005 - $9,626) to a Director of the Company and management fees of $96,300 (2005 - $8,025) to the President of the Company.

c)

As at March 31, 2006, the Company was indebted to the President and a company controlled by the President of the Company in the amount of $483 (June 30, 2005 - $13,457). This amount is non-interest bearing, unsecured and due on demand. During the nine month period ended March 31, 2006, this company was paid $17,642 for rent (2005 - $Nil) and $37,534 (2005 - $22,453) for general and administrative costs.

	d)	The Vice President of the Company owns a 22.5% interest in the mineral property optioned to the Company as described in Note 4(b).

6.	Convertible Debentures

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”,, the Company has recognized the intrinsic value of the beneficial conversion option of $180,183 as additional paid-in capital and interest expense in fiscal 2005. The Company will record the fair value of the warrants upon conversion of the convertible debentures in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.

a)

On September 22, 2004, the Company issued a convertible and callable debenture for $85,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on September 22, 2006, is unsecured and has a conversion price of $0.70 per unit. The debenture is included in current liabilities. Each unit would consist of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.86 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of March 31, 2006, $9,516 of interest has been accrued and is included in accrued liabilities.

b)

On November 19, 2004, the Company issued a convertible and callable debenture for $80,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on November 19, 2006, is unsecured and has a conversion price of $0.56 per unit. The debenture is included in current liabilities. Each unit would consist of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.75 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of March 31, 2006, $8,383 of interest has been accrued and is included in accrued liabilities.

c)

On December 14, 2004, the Company issued a convertible and callable debenture for $39,999 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on December 14, 2006, is unsecured and has a conversion price of $0.45 per unit. The debenture is included in current liabilities. Each unit would consist of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.60 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of March 31, 2006, $4,607 of interest has been accrued and is included in accrued liabilities.

d)

On February 10, 2005, the Company issued a convertible and callable debenture for $25,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on February 10, 2007, is unsecured and has a conversion price of $0.40 per unit. Each unit would consist of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.55 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of March 31, 2006, $2,426 of interest has been accrued and is included in accrued liabilities.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

6.	Convertible Debentures (continued)

e)

On March 15, 2005, the Company issued a convertible and callable debenture for $55,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on March 15, 2007, is unsecured and has a conversion price of $0.25 per unit. Each unit would consist of one restricted share of common stock and one warrant to acquire an additional restricted share of common stock at an exercise price of $0.40 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of March 31, 2006, $5,258 of interest has been accrued and is included in accrued liabilities.

7.	Common Stock

a)

On March 16, 2006, the Company completed a private placement offering and issued 4,475,000 units at a price of $0.40 per unit for gross proceeds of $1,790,000. As at March 31, 2006, share subscriptions of $3,600 were receivable. Each unit consisted of one share of common stock and one share purchase warrant. Each warrant entitles the holder to acquire one share of the Company’s common stock for $0.50 per share for a period of two years. The Company paid a finder’s fee of $86,100 and legal fees of $3,000.

	b)	On March 2, 2006, the Company issued 500,000 shares of common stock with a fair value of $285,000 pursuant to a mineral property acquisition agreement. Refer to Note 4(a).

c)

On January 11, 2006, the Company issued 63,744 shares of common stock at a fair value of $23,585 to settle $19,123 of debt owed to the former Chief Financial Officer. A loss on settlement of debt of $4,462 was recorded.

d)

On December 5, 2005, the Company issued 25,000 shares of common stock with a fair value of $9,750 and paid $25,000 to acquire mineral exploration data for areas forming part of the New York Canyon Project.

e)

On September 8, 2005, the Company completed a private placement and issued 1,500,000 shares of common stock at $0.30 per share for gross proceeds of $450,000. The Company paid a finder’s fee of $33,750 and legal fees of $3,000.

f)

On August 29, 2005, the Company completed a private placement and issued 5,000,000 shares of common stock at $0.25 per share for gross proceeds of $1,250,000. The Company paid a finder’s fee of $93,818 and legal fees of $3,000.

8.	Commitments and Contingencies

a)

On March 22, 2006, the Company entered into a Mineral Processing Research Agreement to retain a company to develop an economic alkaline hydrometallurgical process (“Process”) for the recovery of minerals in consideration for cash payments of $100,000 (included in accounts payable as at March 31, 2006) upon the execution of the agreement, $50,000 before June 1, 2006, $50,000 before July 1, 2006 and $50,000 before August 1, 2006. If the Company employs the Process they must grant 1,000,000 stock options to acquire 1,000,000 common shares at an exercise price of $1.00 per share exercisable for five years.

b)

On February 1, 2006, the Company entered into consulting agreement with an individual who will provide consulting services for a period of one year in consideration for $5,000 per month and the option to acquire up to 100,000 shares of common stock at an exercise price of $0.35 per share until August 1, 2007. On April 5, 2006, the Company granted 100,000 stock options exercisable at $0.50 per share for a term expiring October 7, 2007, under the Company’s 2006 Stock Incentive Plan, in lieu of the options that were to be granted under the consulting agreement.

c)

On February 1, 2006, the Company entered into consulting agreement with an individual who will provide consulting services for a period of one year in consideration for $12,000 per month and the option to acquire up to 1,000,000 shares of common stock at an exercise price of $0.35 per share until August 1, 2007. On April 5, 2006, the Company granted 1,000,000 stock options exercisable at $0.50 per share for a term expiring October 7, 2007, under the Company’s 2006 Stock Incentive Plan, in lieu of the options that were to be granted under the consulting agreement.

d)

On February 1, 2006, the Company entered into a consulting agreement with an individual who will provide consulting services for a period of six months beginning on February 1, 2006 at $2,568 (Cdn$3,000) per month.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

8.	Commitments and Contingencies (continued)

e)

On January 19, 2006 the Company entered into consulting agreement with an individual who will provide consulting services for a period of five years in consideration for $10,000 per month and the option to acquire up to 1,200,000 shares of common stock at an exercise price of $0.40 per share until January 19, 2011. On April 5, 2006, the Company granted 1,200,000 stock options exercisable at $0.50 per share for a term expiring April 5, 2011, under the Company’s 2006 Stock Incentive Plan, in lieu of the options that were to be granted under the consulting agreement.

f)

On January 6, 2006, the Company entered into a consulting agreement with an individual to serve as the Company’s Chief Financial Officer in consideration for $7,490 to be paid upon the execution of the agreement, $3,745 per month beginning on February 1, 2006, and the option to acquire up to 250,000 shares of common stock at an exercise price of $0.30 per share. The agreement is for a term of one year. On April 5, 2006, the Company granted 500,000 stock options exercisable at $0.50 per share for a term expiring April 5, 2008, under the Company’s 2006 Stock Incentive Plan, in lieu of the options that were to be granted under the consulting agreement.

	g)	The Company entered into an employment agreement dated July 1, 2005 with the President of the Company to provide services for $128,400 per annum. The agreement is for a term of one year.

h)

The Company has received requests for the voluntary production of documents and information pursuant to a U.S. Securities and Exchange Commission informal inquiry. The Company is fully cooperating with the U.S. Securities and Exchange Commission in response to its requests for information.

9.	Subsequent Events

a)

On April 5, 2006, the Company adopted a 2006 Stock Incentive Plan (the “2006 Plan”) to issue up to a maximum of 10,000,000 shares of common stock. The maximum aggregate number of shares of common stock that may be optioned and sold under the 2006 Plan will be increased effective the first day of each of the Company’s fiscal quarters commencing April 1, 2006, by an amount equal the lesser of (i) 15% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter, or (ii) a lesser number of shares of common stock as determined by the board of directors. The exercise price of an incentive stock option shall be at least 100% of the fair market value of the common stock on the grant date and in the case of an incentive option granted to a person show owns more than 10% of the total combined voting power of all classes of the stock to Company shall not be less than 110% of the fair market value of the common stock on the grant date. The option term shall be established by the Plan Administrator or, if not so established, shall be ten years from the grant date.

b)

On April 5, 2006, the Company granted stock options to directors, officers and consultants to acquire up to 8,400,000 shares of common stock exercisable at $0.50 per share. The stock options are exercisable for the following periods: 200,000 options on or before April 5, 2007, 1,100,000 options on or before October 5, 2007; 1,100,000 options on or before October 5, 2007; 2,000,000 options on or before April 5, 2008; 4,700,000 options on or before April 5, 2011; and 400,000 options on or before April 25, 2011. The stock options vest 100% upon the execution of the stock option agreements.

c)

In April 2006, the Company entered into engagement letters with three agents pursuant to which they agreed to act as the Corporation’s sponsor in connection with a proposed listing of the Company’s common stock on the Toronto Stock Exchange and to act as the Company’s agent for a syndicated offering of up to 10,000,000 units at a price of $0.60 per unit. The Company will pay the agents a total of $103,500 and a cash commission equal to 8% of the proceeds received from units sold by the agents and will grant options to acquire units at $0.60 per unit for two years equal to 10% of the number of units sold. Each unit will consist of one share of common stock and one share purchase warrant entitling the subscriber to purchase one additional share of common stock for a period of eighteen months at a price of $0.90 per share.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-QSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2. "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

INTRODUCTION

We were incorporated on January 21, 2000 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We currently own the rights to acquire a 100% interest in two major claim blocks comprising a total of 1,003 mineral claims, representing approximately 20,560 acres located in Mineral County, Nevada (the “New York Canyon Project”). We refer to the first block of claims as the "Copper Queen Claims", and the second contiguous block of claims as the "Longshot Ridge Claims". At present, we do not own any mineral claims directly.

We have not earned any revenues to date and do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. Our primary operational activities have been focused on analysis and exploratory drilling on the New York Canyon Project over which we have an option to acquire or the right to explore the mineral claims within the New York Canyon Project area. The agreements pursuant to which we acquired our interests in the New York Canyon Project provide that we must make a series of cash payments and issue certain shares over certain time periods, expend certain minimum amounts on the exploration of the properties or contribute our share of ongoing expenditures. If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in those properties.

Recent Corporate Developments

Sine the last fiscal quarter ended December 31, 2005, we experienced the following significant corporate developments:

1.

In April, 2006 we signed an engagement letter with a Canadian underwriter to act as a placement agent on a best efforts basis in connection with a proposed syndicated private placement to non-US residents for gross proceeds of up to US$6,000,000 (the “Canadian Offering”), with an over-allotment option of up to 15% of the number of units offered at closing. The Canadian Offering is expected to consist of up to 10,000,000 units (each a “Unit”) at a price of US$0.60 per Unit, with each Unit consisting of one common share and one share purchase warrant exercisable for a period of up to 18 months at a price of $0.90 following the closing of the Canadian Offering. Pursuant to the terms of the engagement letter the agent will receive a cash commission of 8% of the gross proceeds of the sale of the Units issued pursuant to the Canadian Offering and Unit purchase warrants equal to 10% of the Units issued pursuant to the Canadian Offering. The engagement letter is subject to each of the parties’ satisfactory completion of due diligence and the entry into definitive agreements between the parties. There is no assurance that the proposed Canadian Offering will be completed. Also, in April, 2006 we entered into an engagement letter with another Canadian underwriter pursuant to which the agent has agreed to act as sponsor for our proposed application for a listing on the Toronto Stock Exchange and acquired the right to participate in up to 25% of the syndicate for the Canadian Offering. The engagement letter is subject to each of the parties’ satisfactory completion of due diligence and the entry into definitive agreements between the parties.

2.

In April, 2006 we signed an engagement letter with a US underwriter to act as placement agent on a best efforts basis in connection with a proposed private placement of our securities to US residents for gross proceeds of up to US$6,000,000 (the “US Offering”). The US Offering is expected to consist of up to 10,000,000 units (each a “Unit”) at a price of US$0.60 per Unit, with each Unit consisting of one common share and one share purchase warrant exercisable for a period of up to 18 months at a price of $0.90 following the closing of the US Offering. Pursuant to the terms of the engagement letter the US agent will receive a cash commission of 8% of the gross proceeds of the sale of the Units pursuant to the US Offering and Unit purchase warrants equal to 10% of the Units issued pursuant to the US Offering. The engagement letter for the US Offering is subject to each of the parties’ satisfactory completion of due diligence. There is no assurance that the proposed US Offering will be completed.

3.

During the quarter ended March 31, 2006, the majority of the exploration activities for Aberdene concentrated on data compilation, program planning and logistics and mobilization mobilization of crews, contractors and survey equipment for of the New York Canyon project. Historic data for the Longshot Ridge area was compiled into electronic format and formed the basis for geological modeling of the deposit. This information was used for planning of the drill program and development of a 3D model of the mineralized system. An additional 560 claims were located in January, bringing the total number of claims under option to 1,003 covering approximately 20,560 acres. Contracts for drilling, analyses, metallurgical testing and geophysics surveys were arranged and field personnel hired to undertake the planned work program. A 117 line kilometer ground magnetics survey was completed during March. Equipment and crew were mobilized to the project site at the end of March, with drilling commencing April 3. Drilling, grid work, geophysical surveys and permitting were ongoing during April and are expected to continue throughout our fourth quarter. See “Plan of Operation”, below.

4.

On April 5, 2006, the Board of Directors of Aberdene adopted our 2006 Stock Incentive Plan (the "Plan"). Under the terms of the Plan, options to purchase up to 10,000,000 shares of our common stock that may be granted to our employees, officers, directors, and eligible consultants of Searchlight. The Plan provides that the option price be the fair market value of the stock at the date of grant as determined by the Board of Directors. Options granted become exercisable and expire as determined by the Board of Directors. The maximum aggregate number of shares of our common stock that may be optioned and sold under the Plan will be increased effective the first day of each of our fiscal quarters, beginning with the fiscal quarter commencing April 1, 2006, by an amount equal to the lesser of: (i) 15% of the total increase in the number of shares of common Stock outstanding during the previous fiscal quarter; or (ii) a lesser number of shares of common stock as may be determined by the board of Aberdene.

5.

On March 22, 2006 we entered into a mineral processing and research agreement (the “Research Agreement”) with Nevada Sunrise LLC (“Nevada Sunrise”), and Intor Resources Corporation pursuant to which we assumed the responsibility for managing the exploration program on the New York Canyon Property and engaged Nevada Sunrise for the purpose of developing a recovery process for copper. Pursuant to the terms of the Research Agreement, we retained Nevada Sunrise to develop an economic alkaline hydrometallurgical process for recovery of copper and other valuable minerals from the

Longshot Ridge resource on the New York Canyon property, in consideration of which we agreed to: (i) pay Nevada Sunrise $100,000 on execution of the agreement, (ii) pay $50,000 by June 1, 2006; (iii) pay $50,000 by July 1, 2006, and (iv) pay $50,000 by August 1, 2006. Under the terms of the agreement Nevada Sunrise must provide a “proof of concept” report regarding the results of its research by no later than January 31, 2007. If Nevada Sunrise reports the feasibility of the process in the report, Aberdene will be granted a non-exclusive license to employ the process in consideration of which it will grant Nevada Sunrise the option to purchase 1,000,000 shares of the common stock of Aberdene at a price of $1 per share.

6.

On March 3, 2006, our board of directors appointed Mr. Bryan Wilson as a member of our board of directors. Mr. Wilson has been engaged in the fields of mining exploration and development for 18 years and financial services for 12 years. He has held positions as project geologist/manager for Shell Canada; consultant and financial advisor for Scotia McLeod; mining analyst for C.M. Oliver; and corporate finance specialist for Dominick & Dominick and Thames Capital.

7.

On February 27, 2006, we received a geological report from our consulting geologists Geoffrey Goodall, and Mel Klohn. The report confirmed that all exploration to date demonstrated significant zones of copper mineralization on the New York Canyon Project property. The report recommends a two-phase exploration program to advance the New York Canyon Project property with a budget of approximately $3,650,000 for Phase I and $3,000,000 for Phase II.

8.

On February 22, 2006, our board of directors appointed Mr. John Carlesso as a member of our board of directors. Mr. Carlesso is a senior executive with over 15 years of international business and financial markets experience. He is currently the president of Apogee Minerals Ltd., a Canadian mining company developing advanced silver-zinc projects in South America. Mr. Carlesso has held the position of vice president, corporate development with Desert Sun Mining Corp, a gold mining company. Prior to this, Mr. Carlesso provided capital markets, corporate finance, and strategic marketing advice to growth-oriented companies across a broad range of sectors. Mr. Carlesso holds a Bachelor of Economics degree from the University of Western Ontario.

9.

On February 10, 2006, we raised gross proceeds of $1,790,000 in connection with a private placement pursuant to which we issued 4,475,000 units at a price of $0.40 per unit. Each unit consisted of one common share and one common stock purchase warrant. Each warrant entitles the holder to acquire one share of our common stock for $0.50 per share for two years following closing. See “Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds”.

10.

We entered into a consulting agreement with Geoffrey Goodall dated February 1, 2006 (the “Goodall Consultant Agreement”). Pursuant to the terms of the Goodall Consultant Agreement, Mr. Goodall will act as Chief Geologist/Exploration Manager and will oversee the evaluation and development of the New York Canyon project. In consideration of his consultant services, we agreed to pay to Mr. Goodall $12,000 per month and granted to Mr. Goodall 1,000,000 incentive stock options. The options were issued on April 5, 2005 to Mr. Goodall pursuant to the 2006 Nonqualified Stock Option Plan at an exercise price of $0.50 per share for a period of eighteen months. We also agreed to reimburse Mr. Goodall for all disbursements reasonably incurred by him for the purpose of providing the consulting services to us.

11.

We entered into a consulting agreement with Linda Erdman dated February 1, 2006 (the “Erdman Consultant Agreement”). Pursuant to the terms of the Erdman Consultant Agreement, Ms. Erdman will act as Database Manager and oversee the data collection procedures on the New York Canyon project. In consideration of her consultant services, we agreed to pay Ms. Erdman $5,000 per month and granted to Ms. Erdman 100,000 incentive stock options. The options were issued on April 5, 2006 pursuant to the 2006 Nonqualified Stock Option Plan at an exercise price of $0.50 per share for a period of eighteen months. We also agreed to reimburse Ms. Erdman for all disbursements reasonably incurred by her for the purpose of providing the consulting services to us.

12.

We entered into a consulting agreement with Robert Young dated February 1, 2006 pursuant to which Mr. Young agreed to present and disseminate certain information regarding Aberdene in consideration of which we agreed to pay Mr. Young a fee of $3,000 CDN per month.

13.

We entered into a consulting agreement with Mark Reynolds dated January 19, 2006 (the “Reynolds Consultant Agreement”). Pursuant to the terms of the Reynolds Consultant Agreement, Mr. Reynolds will provide us with the following services: (a) assist with hiring and co-ordination of geological consultants for Aberdene; (b) assist Aberdene in establishing materials handling procedures; (c) assist Aberdene in establishing audit and compensation committees and finding appropriate members for its committees; (d) assist the President in developing and implementing Aberdene’s business plans; (e) assist Aberdene in retaining and liaisoning with professional advisors in North America in connection with compliance with Aberdene’s reporting requirements under the Securities Exchange Act of 1934; and (f) general administrative services as directed by Aberdene. In consideration of his consultant services, we agreed to pay Mr. Reynolds $10,000 US per month and granted to Mr. Reynolds 1,200,000 incentive stock options. The options were issued on April 5, 2006 pursuant to the 2006 Nonqualified Stock Option Plan at an exercise price of $0.50 US per share for a period of five years. We will also reimburse Mr. Reynolds for all disbursements reasonably incurred by him for the purpose of providing the consulting services to us.

14.

On January 6, 2006, our board of directors appointed Mr. Kurt Bordian as our Chief Financial Officer replacing Mr. Cameron Reynolds who will remain as our director. Mr. Bordian is a Certified General Accountant in Canada, and holds a Bachelor of Commerce degree (Hons) from the University of Manitoba. Mr. Bordian has worked primarily in the mineral exploration and oil and gas industries over the past 10 years, and has held the position of controller with three public companies exploring and operating in Ghana, Tunisia and Canada. We also entered into a consulting agreement with Mr. Kurt Bordian dated January 6, 2006, to serve as our Chief Financial Officer. The terms of the agreement include $7,490 paid upon the execution of the agreement, $3,745 per month beginning on February 1, 2006, and the option to acquire up to 500,000 shares of common stock at an exercise price of $0.50 per share for two years. The agreement is for a term of one year. We will also reimburse Mr. Bordian for all disbursements reasonably incurred by him for the purpose of providing the consulting services to us.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next 12 months, our results of operations for the nine months ended March 31, 2006 and changes in our financial condition from June 30, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended June 30, 2005.

Our plan of operation for the next twelve months is to continue our initial exploration activities under all of the options and lease of the New York Canyon Project in Nevada.

2006 Exploration Program

On February 27, 2006, we received a geological report from our consulting geologist’s Geoffrey Goodall, P.Geo. and Mel Klohn, P.Geo. The report recommended a two-phase exploration program on the New York Canyon Project property, as follows:

Phase	Exploration Program	Status	Cost
Phase I	Further drilling at Longshot Ridge, Champion and Copper Queen mineralized zones to delimite the extent of the copper mineralization; extensive metallurgical testwork to identify a beneficial metallurgical procedure for copper oxide extraction; and initiate environmental base line studies for permitting advanced exploration.	Commenced during January, 2006. Initial activites to be completed by October, 2006, but some work such as environmental studies and data compilation will be ongoing	$3,650,000
Phase II	Infill and condemnation drilling in conjunction with a scoping study leading to a pre-feasibility study.	Subject to favorable results of Phase I.	$3,000,000
		TOTAL	$6,650,000

Mineral Exploration Activities on the New York Canyon Project during the Quarter

In March 2006, we commenced the beginning stages of our expanded 2006 program on the New York Canyon Project in accordance with the planned two phase exploration program we received in February, 2006. Historic data for the Longshot Ridge area was compiled into electronic format and formed the basis for geological modeling of the deposit. This information was used for planning of the drill program and development of a 3D model of the mineralized system. An additional 560 claims were located in January, bringing the total number of claims under option to 1,003 covering approximately 20,560 acres. Contracts for drilling, analyses, metallurgical testing and geophysics surveys were arranged and field personnel hired to undertake the planned work program.

During the quarter ended March 31, 2006, the majority of exploration activities for Aberdene concentrated on data compilation, program planning and logistics and mobilization of the New York Canyon project. We contracted Drift Exploration Drilling Inc. (“Drift Exploration”) of High River, Alberta to conduct an initial 20,000 feet of reverse circulation (“RC”) drilling using a track mounted rig. Drift Exploration conducted more than 10,000 feet of drilling on the New York Canyon Project in 2005 and has knowledgeable and skilled personnel to undertake the 2006 program. The rig has been mobilized to the New York Canyon Project property and drilling has commenced. Drill progress was slow due to several equipment breakdowns with hydraulic hoses, pumps and truck repairs. A total of 4,110 feet was completed in 13 holes, for an average of 205 feet per operating day. Drilling was conducted on sites permitted by Nevada Sunrise/Intor during the 2005 drill campaign. The majority of these sites are peripheral to the main zone of mineralization at Longshot Ridge to test the lateral extent of mineralization. Copper oxide was noted in most of the drill holes, but less than described in previous holes in the core of the mineralized area.

In addition, we contracted Leroy Kay Drilling of Yerington, Nevada to provide core drilling services at the New York Canyon Project in 2006. Mr. Kay has provided drilling services to us for the past two years and began core drilling operations at New York Canyon in early May, 2006. Drill core will allow thorough geological modelling of both the Longshot Ridge Claims copper oxide skarn system and the Copper Queen Claims copper-molybdenum porphyry mineralized area. Core samples will be used for metallurgical testing in order to identify a beneficial copper extraction technique in the oxide mineralized zones. Equipment and crew were mobilized to the project site at the end of March, with drilling commencing April 3. Drilling, grid work, geophysical surveys and permitting were ongoing during April and will continue throughout our fourth quarter in fiscal 2006.

A 117 line kilometer magnetic survey also has been completed by McGee Geophysics of Reno, Nevada in April of 2006. This data will provide valuable information for designing an approximate 50 line kilometre induced polarization (“IP”) geophysical survey targeted at defining zones of sulphide mineralization peripheral to the Copper Queen Claims zone. Further, we contracted Zonge Engineering Ltd. of Tucson, Arizona to conduct the IP survey which was commenced during our fourth quarter in fiscal 2006 and is presently 1/3 complete as of the date of this quarterly report. Wright Geophysics of Spring Valley, Nevada is the geophysical consultants to the New York Canyon Project and will provide interpretation of the data.

Mineral Exploration Activities on the Jaycor Claims during the Quarter

On July 21, 2004, we entered into a lease agreement with Jaycor Mining, Inc. (“Jaycor”). Under the terms of the lease, we were granted rights to explore and develop eighteen patented mineral claims to the full extent permitted by applicable mining regulations. These rights were granted as a lease for an initial term of 15 years, and are renewable for a further 15 years. The claims cover a geographic area of approximately 361 acres, located within the vicinity of our New York Canyon Project. As consideration for the Lease, we are required to pay Jaycor the following amounts prior to the commencement of any future production activities: (i) $25,000 on execution of the Lease (amounts have been paid); (ii) $1,000 monthly commencing on July 21, 2005, (amounts have been paid as of the date of this quarterly report); $2,000 monthly commencing on July 21, 2006; and $3,000 monthly commencing on July 21, 2007, and continuing for as long as the Lease is in effect.

All of these payments are considered to be minimum advance royalty payments. Should production commence in the future, of which there can be no assurance, these minimum payments would be credited against any actual future royalty payments. If actual royalties payable from production exceed $9,000 per quarter, these minimum payments would cease. If actual royalty payments are less than $9,000 quarterly, we would be required to pay the difference between the actual and the minimum payments. In addition to the minimum payments, we issued 10,000 shares of our common stock to Jaycor in 2005 and have issued a further 15,000 common shares to Jaycor in 2006 pursuant to the terms of the agreement.

The claims under the lease are subject to an overriding Royalty Deed granted to a third party by Jaycor. Upon commencement of production, we are required to pay the third party a net smelter returns royalty of 1.75%, up to a maximum of $2,000,000. In addition, we have also agreed to pay the private company a net smelter return royalty of 0.5% until such time as the third party has been paid $2,000,000, at which time the royalty payable to the private company will then increase to 1.5% . The 1.5% rate payable to subject to a maximum of $2,000,000, at which time the ongoing royalty will be reduced to 0.5% for as long as the lease is in effect.

Since entering into a lease agreement with Jaycor Mining, Inc. Aberdene has completed two work programs on the Mayflower claim that forms part of the lease. In 2004, a single drill core labelled 04-3, was completed to a depth of 433 feet. In 2005, 10 reverse circulation drill holes were completed for a total of 3,710 feet. Additional work on the patent claims includes geological mapping and surface sampling. Proposed work on the Jaycor patented claims for 2006 includes approximately 5,000 feet of RC drilling in 10 holes and 2,000 feet of core drilling in 5 holes.

Cash Requirements over the next Twelve Months

ITEM AND ACTIVITY	Budget To June 30, 2006	12 Month Total Budget
LAND STATUS
2006 - 2007 claim maintenance fees	125,000	375,375
Month Payments - Patents	10,500	42,000
PERMITTING
Road and drill site work	45,000	50,000
Archeological and biological surveys	20,000	20,000
Water quality monitoring	10,000	23,000
Drill Permitting & Bonding, POO in fall	35,000	115,000
Reclamation	-	20,000
DRILL PROGRAM (includes assays & supervision)
Compile data for engineering evaluation	25,000	75,000
Drilling RC	558,000	1,488,000
Drilling Core	244,000	488,000
METALLURGICAL PROGRAM
Investigation into acid costs, sites, transport, etc
Preliminary metallurgical work	105,000	155,000
Preliminary alternative leach studies	200,000	300,000
ENGINEERING & REPORTING
Engineeirng 43-101 Report	5,000	20,000
Pit Planning, Modeling, Scoping study	-	65,000
GEOPHYSICAL SURVEYS
IP - 40 line miles @ $1,750/mi	70,000	70,000
airborne radiometric survey - 750 lin km @ $85/km	-	65,000
GEOLOGICAL MAPPING AND INVESTIGATIONS
mapping and sampling	30,000	60,000
Contingency 10%	138,250	323,638
Nevada Sunrise Management fee 10%	162,075	375,501
	1,782,825	4,130,514

As at March 31, 2006, we had cash in the amount of $1,323,285. As such, we currently do not have sufficient cash resources to meet budgeted expenditures of approximately $4,062,754 and our ongoing general, administrative and operating expenses which are estimated to be $480,000 during the next twelve months. Our existing cash balances are not sufficient to fund our exploration program and carry out our normal operations into the next fiscal year, and we will require additional financing. We anticipate that, to the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

We have not had revenues since inception. We are currently in the process of identifying sources of additional financing. However, there is no assurance we will be successful in raising the necessary funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on equity sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders. See “Future Financings”, below.

RESULTS OF OPERATIONS

	Third Quarter Ended March 31			Nine Months Ended March 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Expenses	(1,110,265)	(519,851)	113.6%	(2,617,312)	(2,215,084)	18.2%

Net Income (Loss)	$(1,110,265)	$(519,851)	113.6%	$(2,617,312)	$(2,215,084)	18.2%

Revenues

We have not earned any revenues to date and do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. There can be no assurance that we will be successful in discovering commercial quantities or that we can commercially produce metals or minerals. We are presently an exploration stage company engaged in the search for mineral reserves. We can provide no assurances that we will be able to discover any commercially exploitable levels of mineral resources on our property, or, even if such resources are discovered, that we will be able to enter into commercial production of our mineral property.

Expenses

We incurred the following expenses for the three and nine month periods ended March 31, 2006:

	Three Months Ended March 31,			Nine Months Ended March 31,
			Percentage			Percentage
	2006	2005	Inc. / (Dec.)	2006	2005	Inc. / (Dec.)
Operating Expenses:
Depreciation	$1,018	$249	308.8%	$2,388	$751	218.0%
Foreign exchange gain	(14,499)	7,624	(290.2)%	10,082	(52,940)	119.0%
General and administrative	244,944	127,987	91.4%	716,689	553,998	29.4%
Mineral property costs	882,789	187,911	369.8%	1,790,602	1,465,969	22.1%
Sub-total	$1,114,252	$323,771	244.1%	$2,519,761	$1,967,778	28.1%

Other Expenses:
Interest on convertible debentures	$6,976	$4,498	55.1%	$20,182	$7,135	182.9%
Loss on sale of investment securities	-	191,582	(100.0)%	88,332	240,171	(63.2)%

	Three Months Ended March 31,			Nine Months Ended March 31,
			Percentage			Percentage
	2006	2005	Inc. / (Dec.)	2006	2005	Inc. / (Dec.)
Gain on settlement of related party debt	(10,963)	-	n/a	(10,963)	-	n/a
Sub-total	$(3,987)	$196,080	(95.7)%	$97,551	$247,306	(62.4)%
Total Expenses	$1,110,265	$519,851	38.7%	$2,617,312	$2,215,084	0.6%

The increase in operating expenditures for 2006 as compared with 2005 is primarily attributable to increased costs associated with general and administrative expenditures and increased mineral property expenses. We anticipate that the expenses will continue to increase due to our ongoing planned exploration activities, specifically our 2006 exploratory drilling program in the New York Canyon Project.

During the quarter ended March 31, 2006, we sold –nil- Langley Park shares, and at March 31, 2006 had a balance of 1,027,974 Langley Park shares worth $247,722. In addition, during the fiscal quarter ended March 31, 2006, we recognized interest on convertible debentures in the amount of $6,976, compared to $4,498 during the comparable period in 2005. As a result of the foregoing, net loss increased to $2,617,312 for the nine months ended March 31, 2006 compared to $2,215,084 for the comparable period in 2005. This equated to a $0.04 loss per common share versus $0.04 for March 31, 2005. We anticipate that we will continue to incur significant losses for the next several years due to our planned exploration activities.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2006	At June 30, 2005	Increase / (Decrease)
Current Assets	$1,677,772	$352,975	375.3%
Current Liabilities	(676,185)	(173,966)	288.7%
Working Capital (Deficit)	$1,001,587	$179,009	459.5%

Cash Flows
	Nine Months Ended	Nine Months Ended
	March 31, 2006	March 31, 2005
Cash Flows used in Operating Activities	$(1,575,816)	$(888,327)
Cash Flows from Financing Activities	3,263,732	484,999
Cash Flows from (used in) Investing Activities	(413,447)	306,851
Net Increase (decrease) in Cash During Period	$1,274,469	$(96,477)

The increase in our working capital of $1,001,587 as at March 31, 2006 from working capital of $179,009 as at our year ended June 30, 2005 was primarily a result of three private placements on February 10, 2006, September 14, 2005, and August 31, 2005 respectively. We used $1,575,816 of cash for our operations and $6,570 for the purchase of equipment during the nine months ended March 31, 2006. For the nine months ended, $1,495,852 of the cash used for operations was utilized for our fiscal 2006 exploratory drilling programs. As a result of all of the above noted, our cash balances increased by a net amount of $1,274,469 during the nine months ended March 31, 2006.

At March 31, 2006 there were $284,999 of unsecured convertible debentures outstanding. The debentures are convertible at the option of the holder during a two year period from the date of issuance into our units, which consist of one common share and one share purchase warrant. The holder must convert all of the principal and accrued interest on the debentures. The interest rate is the Bank of America prime rate plus 2.5% per annum. We are required to pay accrued interest annually on January 31st. We also held $247,722 of marketable securities (the balance of Langley Park shares described herein) as at March 31, 2006 (June 30, 2005 - $294,077).

During the quarter ended March 31, 2006, we raised gross proceeds of $1,703,900 (net of the payment of a 7.5% finder’s fee) with a private placement to which we issued 4,475,000 units at a price of $0.40 per unit. Each unit consists of one common share and one common stock purchase warrant. Each warrant entitles the holder to acquire one share of our common stock for $0.50 per share for two years.

In August, 2005 and September, 2005, we completed two private placements of 6,500,000 common shares. We raised $1,572,500 (net of the payment of a 7.5% cash finder's fee) through the August, 2005 and September, 2005 private placements. We do not have sufficient cash resources to complete our current exploration program and fund our operations for the next 12 months. As such, we will need additional financing to complete our current exploration program. There can be no assurance that the required financing can be obtained. If we are unable to obtain additional funds, we will not be able to complete our exploration program and our option agreements will be terminated.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net operating loss before income taxes of $2,617,312 for the nine months ended March 31, 2006 and have an accumulated deficit of $8,607,865 since inception. As at the date of this Quarterly Report we had cash of $1,323,285 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $4,610,514. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

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

Investment Securities

We report investments in debt and marketable equity securities at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. All investment securities are designated as available for sale with unrealized gains and losses included in stockholders' equity. We regularly review investment securities for impairment based on criteria that include the extent to which the investment's carrying value exceeds its related market value, the duration of the market decline, our ability to hold to recovery and the financial strength and specific prospects of the issuer of the security. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Mineral Property Costs

Aberdene has been in the exploration stage since its inception on January 21, 2000, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. We assesse the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Stock-based Compensation

Prior to January 1, 2006, we accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of our employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There was no change to our income from operations for the period ended March 31, 2006, than if it had continued to account for share-based compensation under APB No. 25.

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

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail

Our current operating funds are inadequate to complete our planned exploration of the New York Canyon Project. Our business plan calls for significant expenses in connection with the exploration and development of those mineral claims. As a result, we will require additional financing to complete our exploration and development plans. We will also require additional financing if the costs of exploration are greater than anticipated and to sustain our business operations if we are not successful in earning revenues once exploration is complete.

We have entered into engagement letters with three underwriters in connection with a proposed private placement to raise gross proceeds of $12,000,000. The financing is subject to customary due diligence conditions and the entry into formal agreements. There is no assurance that we will be able to complete the financing. Obtaining additional financing would be subject to a number of factors, the known material factors being market prices for gold and silver, investor acceptance of our mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

If we complete a financing through the sale of additional shares of our common stock, shareholders will experience dilution

The most likely source of future financing presently available to us is through the issuance of our common stock. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

In order to maintain our rights to the New York Canyon Project, we will be required to make annual filings with federal and state regulatory agencies and/or be required to complete assessment work on the New York Canyon Project

In order to maintain our rights to the New York Canyon Project, we will be required to make annual filings with federal and state regulatory authorities. Currently the amount of these fees is nominal; however, these maintenance fees are subject to adjustment. In addition, we may be required by federal and/or state legislation or regulations to complete minimum annual amounts of mineral exploration work on the New York Canyon Project. A failure by us to meet the annual maintenance requirements under federal and state laws could cause our rights to the New York Canyon Project to lapse.

Because we have not commenced business operations, we face a high risk of business failure

We were incorporated on January 21, 2000 and to date have been involved primarily in organizational activities, the acquisition of mineral claims and the exploration and development on these claims. We have not earned any revenues as of the date of this Quarterly Report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims and the production of minerals thereon, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to ever generate any operating revenues or achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail

The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of gold or silver on our mineral claims. Exploration for minerals is a speculative venture, necessarily involving substantial risk. The expenditures to be made by us in the upcoming exploration of the mineral claims may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages if and when we conduct mineral exploration activities

The search for valuable minerals involves numerous hazards. As a result, if and when we conduct exploration activities we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Even if we discover commercial reserves of precious metals on our optioned mineral claims, we may not be able to successfully obtain commercial production

Our optioned mineral claims do not contain any known bodies of ore. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place those mineral claims into commercial production. At this time, there is a risk that we will not be able to obtain such financing as and when needed.

Because we are an exploration stage company, our business has a high risk of failure

As noted in the financial statements that are included with this Quarterly Report, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. These conditions, as indicated in our audit report on our annual report on Form 10-KSB, raise substantial doubt as to our ability to continue as a going concern. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan

Our success is dependent upon the performance of key personnel working full-time in management, supervisory and administrative capacities or as consultants. This is particularly true in highly technical businesses such as mineral exploration. These individuals are in high demand and we may not be able to attract the personnel we need. The loss of the services of senior management or key personnel could have a material and adverse effect on us, our business and results of operations. Failure to hire key personnel when needed, or on acceptable terms, would have a significant negative effect on our business.

As we undertake exploration of our optioned mineral claims, we will be subject to compliance with government regulations that may increase the anticipated cost of our exploration program

There are several government regulations that materially restrict the exploration of minerals. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

If the results of our geological exploration program indicate commercially exploitable reserves, and we decide to pursue commercial production of our mineral claims, we may be subject to an environmental review process under environmental assessment legislation. Compliance with an environmental review process may be costly and may delay commercial production. Furthermore, there is the possibility that we would not be able to proceed with commercial production upon completion of the environmental review process if government authorities did not approve our mine or if the costs of compliance with government regulation adversely affected the commercial viability of the proposed mine.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.	contains a toll-free telephone number for inquiries on disciplinary actions;

5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 3.           CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

On May 25, 2005, the United States Securities and Exchange Commission (the “SEC”) issued a formal order of private investigation to Aberdene. In connection with the investigation order, Aberdene received subpoenas from the SEC requesting the production of certain of our documents from several of our present and former employees, relating to, among other things, our transactions with Langley Park, PLC and the principals of Langley Park, PLC, certain of our news releases and certain materials sent to stockholders of Aberdene. We have since received additional document production orders from the SEC. Aberdene has complied with all document requests and is voluntarily complying with the investigation. We are also responding to the SEC’s informal requests for information.

On December 20, 2005, the British Columbia Securities Commission (the “BCSC”) issued a formal investigation order to Aberdene and certain of its officers pursuant to the Securities Act of British Columbia in connection with certain news releases and materials sent to our stockholders in 2004. We are cooperating fully with the BCSC inquiry and have submitted all requested documents in connection with the investigation to date.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since our last quarter ended December 31, 2005, we completed the sales of the following securities that were not registered pursuant to the Securities Act:

1.

In February, 2006, we completed a private placement (the “Private Placement”) offering of 4,475,000 shares of our common stock at a price of $0.40 per share (the “Offering”). Each unit included one common share and one share purchase warrant, entitling the holder to purchase an additional share over a two-year period at a price of $0.50 per share. We received an amount of $1,703,900 net of 7.5% finder’s fee of $86,100. The Offering was made pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933 to persons who are not “U.S. persons” as defined in Regulation S. Each purchaser represented to us that they were a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S.

2.

On January 6, 2006, we settled $19,123 of debt owed to our former Chief Financial Officer in exchange for 63,744 shares of our common stock at a price of $0.37 per share. As a result, the debt is fully discharged. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. Mr. Reynolds is a member of our board of directors and as such has (a) the ability to understand the risks of an investment in our common stock, and (b) access to the type of information that would normally be contained in a registration statement.

Use of Proceeds

Following the closing of the Private Placement, we used the proceeds of the Private Placement to fund our plan of development on the New York Canyon Project and for general corporate purposes.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

3.3	Amended Articles of Incorporation.(10)

4.1	Specimen Stock Certificate.(1)

10.1	2004 Nonqualified Stock Option Plan.(7)

10.2	2006 Stock Incentive Plan dated April 5, 2006.(15)

10.3	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between Aberdene Mines Limited and Langley Park Investments PLC.(8)

10.4	Debenture Purchase Agreement dated March 9, 2004 between Aberdene Mines Limited and Astra Star Limited.(9)

10.5	Convertible, Callable, Subordinated Debenture dated March 9, 2004 between Aberdene Mines Limited and Astra Start Limited.(9)

10.6	Debenture Purchase Agreement dated March 15, 2004 between Aberdene Mines Limited and Norad Limited.(9)

10.7	Convertible, Callable, Subordinated Debenture dated March 15, 2004 between Aberdene Mines Limited and Norad Limited.(9)

10.8	Debenture Purchase Agreement dated May 15, 2004 between Aberdene Mines Limited and Norad Limited.(10)

10.9	Convertible, Callable, Subordinated Debenture dated May 15, 2004 between Aberdene Mines Limited and Norad Limited.(10)

10.10	Debenture Purchase Agreement dated September 22, 2004 between Aberdene Mines Limited and Norad Limited.(11)

10.11	Convertible, Callable, Subordinated Debenture dated September 22, 2004 between Aberdene Mines Limited and Norad Limited.(11)

10.12	Debenture Purchase Agreement dated November 19, 2004 between Aberdene Mines Limited and Glenkirk International.(11)

10.13	Convertible, Callable, Subordinated Debenture dated November 19, 2004 between Aberdene Mines Limited and Glenkirk International.(11)

10.14	Debenture Purchase Agreement dated February 10, 2005, effective December 14, 2004 between Aberdene Mines Limited and Riannon Limited.(12)

10.15	Convertible, Callable, Subordinated Debenture dated February 10, 2005, effective December 14, 2004 between Aberdene Mines Limited and Riannon Limited.(12)

Exhibit
Number	Description of Exhibit

10.16	Debenture Purchase Agreement dated February 10, 2005 between Aberdene Mines Limited and Riannon Limited.(12)

10.17	Convertible, Callable, Subordinated Debenture dated February 10, 2005 between Aberdene Mines Limited and Riannon Limited.(12)

10.18	Debenture Purchase Agreement dated March 15, 2005 between Aberdene Mines Limited and Riannon Limited.(12)

10.19	Convertible, Callable, Subordinated Debenture dated March 15, 2005 between Aberdene Mines Limited and Riannon Limited.(12)

10.20	Property Option Agreement dated March 18, 2004 between Aberdene Mines Limited, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(4)

10.21	Property Option Agreement dated April 8, 2004 between Aberdene Mines Limited and Consolidated Global Minerals Ltd. (Tuscarora Gold Project).(8)

10.22	Letter of Intent dated February 18, 2004 between Aberdene Mines Limited and MMTC Development Corp. (Tuscarora Gold Project).(4)

10.23	Property Option Agreement dated April 15, 2004 between Aberdene Mines Limited and Consolidated Global Minerals Ltd. (Cornucopia Project).(9)

10.24	Letter of Intent dated April 16, 2004 between Aberdene Mines Limited and Consolidated Global Minerals Ltd. (Slide Mine and Horsefal projects).(9)

10.25	Publicity Agreement dated February 23, 2004 between Aberdene Mines Limited and Capital Financial Media, Inc.(9)

10.26	Lease Agreement dated July 21, 2004 between Aberdene Mines Limited and Jaycor Mining, Inc.(9)

10.27	Consulting Agreement dated June 1, 2004 between Aberdene Mines Limited and Kirin Venture Capital Corp.(9)

10.28	Management Agreement dated January 1, 2005 between Aberdene Mines Limited and Brent Jardine.

10.29	Amending Agreement dated October 26, 2005 between the Aberdene Mines Limited and Brent Jardine.

10.30	Consulting Agreement dated April 5, 2005 between Aberdene Mines Limited and Anthony (Tony) R. Harvey.(12)

10.31	Consulting Agreement dated August 5, 2005 between Aberdene Mines Limited and Chris Broili.

10.32	Consulting Agreement dated August 10, 2005 between Aberdene Mines Limited and Mel Klohn.

Exhibit
Number	Description of Exhibit

10.33	Consulting Agreement dated August 22, 2005 between Aberdene Mines Limited and Carlo Civelli.

10.34	Consulting Agreement dated September 20, 2005 between Aberdene Mines Limited and Richard Dixon.

10.35	Consulting Agreement dated September 20, 2005 between Aberdene Mines Limited and Richard Kehmeier.

10.36	Consulting Agreement dated January 6, 2006 between Aberdene Mines Limited and Kurt Bordian.(14)

10.37	Consulting Agreement dated January 19, 2006 between Aberdene Mines Limited and Mark A. Reynolds.(13)

10.38	Consulting Agreement dated February 1, 2006 between Aberdene Mines Limited and Linda Erdman.(13)

10.39	Consulting Agreement dated February 1, 2006 between Aberdene Mines Limited and Geoffrey Goodall.(13)

10.40	Consulting Agreement dated February 1, 2006 between Aberdene Mines Limited and Robert Young

10.41	Consulting Agreement dated June 1, 2004 between Aberdene Mines Limited and Kirin Venture Capital Corp.

10.42	Debt Settlement Agreement dated April 8, 2005 between Aberdene Mines Limited and Cameron Reynolds.

10.43	Debt Settlement Agreement dated November 8, 2005 between Aberdene Mines Limited and Cameron Reynolds.

10.44	Mineral Processing Research Agreement dated March 22, 2006 among Aberdene Mines Limited, Nevada Sunrise, LLC and INTOR Resources Corporation

14.1	Code of Ethics.(3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit committee Charter.(3)

Exhibit
Number	Description of Exhibit

99.2	Disclosure Committee Charter.(3)

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 26, 2000.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 5, 2002.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(4)	Field with the SEC as an exhibit to our Current Report on Form 8-K filed on February 10, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 20, 2004.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(7)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on June 17, 2004.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(9)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed November 22, 2004.
(11)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 22, 2005.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 23, 2005.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 16, 2006.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.

(b)      Reports on Form 8-K

The following Current Reports on Form 8-K have been filed by us since the end of our fiscal quarter ended December 31, 2005:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

April 5, 2006	April 10, 2006	Adoption of 2006 Stock Incentive Plan and Grant of Options Pursuant to 2006 Stock Incentive Plan
March 6, 2006	March 7, 2006	Bryan Wilson appointed as a member of the Board of Directors of Aberdene Mines Limited.
February 22, 2006	March 2, 2006	John Carlesso appointed as a member of the Board of Directors of Aberdene Mines Limited.
January 19, 2006	February 7, 2006	Entry into consulting agreements with Mark Reynolds, Linda Erdman and Geoff Goodall
January 6, 2006	January 11, 2006	Entry into consulting agreement with Kurt Bordian

November 16, 2005	January 6, 2006	Disclosure of mineral exploration drill results

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABERDENE MINES LIMITED

Dated: May 22, 2006	By:	/s/ Brent Jardine

Brent Jardine
President, Chief Executive Officer and Treasurer
(Principal Executive Officer)

Dated: May 22, 2006	By:	/s/ Kurt Bordian

Kurt Bordian
Chief Financial Officer
(Principal Financial Officer)