Form 10KSB
period 2006-06-30
CANYON COPPER CORP.
filed 2006-10-13
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended June 30, 2006

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 000-33189

CANYON COPPER CORP.
(Name of small business issuer in its charter)

NEVADA	88-0452792
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 408 - 1199 West Pender Street
Vancouver, BC, Canada	V6E 2R1
(Address of principal executive offices)	(Zip Code)

(604) 331-9326
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.00001 Par Value per Share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

State issuer’s revenues for its most recent fiscal year: $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $17,993,325 on the basis of the average of the bid and ask price of the registrant’s common stock on June 30, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 65,720,596, as at October 3, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

TABLE OF CONTENTS

PART I

ITEM 1.                 DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-KSB constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Canyon Copper,” and the “Company” mean Canyon Copper Corp., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

Overview

We were incorporated on January 21, 2000 under the laws of the State of Nevada under the name “Aberdene Mines Limited”. We subsequently changed our name to “Canyon Copper Corp.” on August 8, 2006. We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We currently own the rights to acquire a 100% interest in three major claims we refer to as the “New York Canyon Project.” At present, we do not own any mineral claims directly.

The first two major claim blocks comprise a total of 1,003 mineral claims, representing approximately 20,560 acres located in Mineral County, Nevada. We refer to the first block of claims as the "Copper Queen Claims,” and the second contiguous block of claims as the "Longshot Ridge Claims”. Further, pursuant to a lease agreement with a private company, we were granted rights to explore a claim we refer to as the “Jaycor Claims” and, if it proves to be feasible, develop 18 patented mineral claims to the full extent permitted by applicable mining regulations, which claims cover a geographic area of approximately 361 acres, located within the vicinity of the New York Canyon Project area.

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

Recent Corporate Developments

Since the last fiscal year ended June 30, 2005, we experienced the following significant corporate developments:

1.

On October 2, 2006, Mark A. Reynolds was appointed as a member of the Board of Directors of the Company. On October 6, 2006 Mr. Reynolds was subsequently appointed as the Company’s Vice President of Finance. Mr. Reynolds has a Bachelor of Business Administration from Edith Cowan University of Western Australia and over twenty years of experience in mining and finance. Mr. Reynolds, previously a stock broker, concentrated on financing and development of numerous mining and oil & gas companies. Mark has developed and maintains strategic relationships with numerous contacts within the international institutional and brokerage communities. Mr. Reynolds currently receives consulting fees of $10,000 per month under a consulting agreement dated January 19, 2006. Mr. Reynolds will continue to receive the consulting fees as the Company’s Vice President of Finance.

2.

On September 12, 2006 we entered into a loan agreement with Aton Ventures Fund Ltd. (“Aton”) pursuant to which we received a loan of $250,000 from Aton. On September 11, 2006 we entered into a loan agreement with Asset Protection Fund Ltd. (“APF”) pursuant to which we received a loan of $250,000 from APF. Each of the loans is evidenced by convertible promissory notes. The Aton loan bears interest at a rate of 8% per annum and matures on December 12, 2006. The APF loan bears interest at a rate of 8% per annum and matures on December 11, 2006. Each of the loans is convertible at the option of the lender at any time prior to maturity into shares of common stock of Canyon at a price of $0.30 per share. Proceeds of the loans were used for working capital purposes to fund our continued operations.

3.

On August 16, 2006, we received unsecured loans totalling an aggregate of $186,010 (CDN$209,000) from the following individuals: Walter Kondrosky, Kathy Huettl, Bob Gibb, Susan Hand, and Anthony Harvey, an officer and member of our board of directors. Proceeds of the loans are to be used for working capital purposes. The loans are evidenced by unsecured promissory notes (the “Notes”). Each of the Notes bears interest at a rate of 15% per annum and is due on October 30, 2006. We are also required to pay a 7.5% administration fee on the principal amount of each of the Notes. Outstanding amounts under the Notes may be prepaid, in whole or in part, at any time at our option without penalty.

4.

Effective August 8, 2006, our stockholders approved the change in our name from “Aberdene Mines Limited” to “Canyon Copper Corp.” and an increase in our authorized capital from 100,000,000 shares of common stock par value $0.00001 to 500,000,000 shares of common stock, par value $0.00001 per share. As a result of the name change, our Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) symbol has changed to “CYOO” as of August 11, 2006.

5.	On June 14, 2006, we announced results from the first four of 24 holes drilled on the Longshot Ridge zone of our New York Canyon Project property. See “Description of Property,” below.

6.

On May 30, 2006 Brent Jardine, Robert Weicker and Timothy Hipsher resigned from our board of directors. Effective May 30, 2006, we made the following board and officer appointments: (i) Anthony Harvey and Benjamin Ainsworth were appointed to our board of directors to fill the vacancies created following the resignations of Mr. Jardine, Mr. Weicker and Mr. Hipsher from the board; (ii) Mr. Harvey was appointed as our Chairman and Chief Executive Officer; (iii) Mr. Ainsworth was appointed as our Secretary; and (iv) Bryan Wilson, presently a member of our board of directors, was appointed as our President and Treasurer.

7.

In April, 2006 we signed an engagement letter with a Canadian underwriter to act as a placement agent on a best efforts basis in connection with a proposed syndicated private placement to non-US residents for gross proceeds of up to US$6,000,000 (the “Canadian Offering”), with an over-allotment option of up to 15% of the number of units offered at closing. The Canadian Offering is expected to consist of up to 10,000,000 units (each a “Unit”) at a price of US$0.60 per Unit, with each Unit consisting of one common share and one share purchase warrant exercisable for a period of up to 18 months at a price of $0.90 following the closing of the Canadian Offering. Pursuant to the terms of the engagement letter the agent will receive a cash commission of 8% of the gross proceeds of the sale of the Units issued pursuant to the Canadian Offering and Unit purchase warrants equal to 10% of the Units issued pursuant to the Canadian Offering. The engagement letter is subject to each of the parties’ satisfactory completion of due diligence and the entry into definitive agreements between the parties. To date no shares have been sold pursuant to the Canadian Offering and there is no assurance that the proposed Canadian Offering will be completed.

8.

In April, 2006 we signed an engagement letter with a US underwriter to act as placement agent on a best efforts basis in connection with a proposed private placement of our securities to US residents for gross proceeds of up to US$6,000,000 (the “US Offering”). The US Offering is expected to consist of up to 10,000,000 units (each a “Unit”) at a price of US$0.60 per Unit, with each Unit consisting of one common share and one share purchase warrant exercisable for a period of up to 18 months at a price of $0.90 following the closing of the US Offering. Pursuant to the terms of the engagement letter, the US agent will receive a cash commission of 8% of the gross proceeds of the sale of the Units pursuant to the US Offering and Unit purchase warrants equal to 10% of the Units issued pursuant to the US Offering. The engagement letter for the US Offering is subject to each of the parties’ satisfactory completion of due diligence. To date no shares have been sold pursuant to the US Offering and there is no assurance that the proposed US Offering will be completed.

9.

During the year ended June 30, 2006, the majority of our exploration activities concentrated on data compilation, program planning and logistics and mobilization mobilization of crews, contractors and survey equipment for of the New York Canyon Project. Historical data for the Longshot Ridge area was compiled into electronic format and formed the basis for geological modeling of the deposit. This information was used for planning of the drill program and development of a 3D model of the mineralized system. An additional 560 claims were located in January, bringing the total number of claims under option to 1,003 covering approximately 20,560 acres. Contracts for drilling, analyses, metallurgical testing and geophysics surveys were arranged and field personnel hired to undertake the planned work program. A 117 line kilometer ground magnetics survey was completed during March of 2006. Equipment and crew were mobilized to the project site at the end of March, 2006, with drilling commencing April 3, 2006. Drilling, grid work, geophysical surveys and permitting were ongoing during April, 2006, and are expected to continue throughout our next fiscal year. See “Plan of Operation,” below.

10.

On April 5, 2006, our board of directors adopted our 2006 Stock Incentive Plan (the "Plan"). Under the terms of the Plan, options to purchase up to 10,000,000 shares of our common stock that may be granted to our employees, officers, directors, and eligible consultants of Canyon Copper. The Plan provides that the option price be the fair market value of the stock at the date of grant as determined by the board of directors. Options granted become exercisable and expire as determined by our board of directors. The maximum aggregate number of shares of our common stock that may be optioned and sold under the Plan will be increased effective the first day of each of our fiscal quarters, beginning with the fiscal quarter commencing April 1, 2006, by an amount equal to the lesser of: (i) 15% of the total increase in the number of shares of common Stock outstanding during the previous fiscal quarter; or (ii) a lesser number of shares of common stock as may be determined by our board of directors.

11.

On March 22, 2006, we entered into a mineral processing and research agreement (the “Research Agreement”) with Nevada Sunrise LLC (“Nevada Sunrise”), and Intor Resources Corporation pursuant to which we assumed the responsibility for managing the exploration program on the New York Canyon Property and engaged Nevada Sunrise for the purpose of developing a recovery process for copper. Pursuant to the terms of the Research Agreement, we retained Nevada Sunrise to develop an economic alkaline hydrometallurgical process for recovery of copper and other valuable minerals from the Longshot Ridge resource on the New York Canyon Project property, in consideration of which we agreed to: (i) pay Nevada Sunrise $100,000 on execution of the agreement, (ii) pay $50,000 by June 1, 2006 (paid); (iii) pay $50,000 by July 1, 2006, and (iv) pay $50,000 by August 1, 2006. Under the terms of the agreement Nevada Sunrise must provide a “proof of concept” report regarding the results of its research by no later than January 31, 2007. If Nevada Sunrise reports the feasibility of the process in the report, we will be granted a non-exclusive license to employ the process in consideration of which we will grant Nevada Sunrise the option to purchase 1,000,000 shares of our common stock at a price of $1.00 per share.

12.

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

13.	On March 2, 2006 we issued 500,000 shares of our common stock to Nevada Sunrise pursuant to the terms of our Property Option Agreement with Nevada Sunrise.

14.

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

15.

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

16.

On February 10, 2006, we raised gross proceeds of $1,790,000 in connection with a private placement pursuant to which we issued 4,475,000 units at a price of $0.40 per unit. Each unit consisted of one common share and one common stock purchase warrant. Each warrant entitles the holder to acquire one share of our common stock for $0.50 per share for two years following closing. See “Unregistered Sales Of Equity Securities And Use Of Proceeds” below.

17.

We entered into a consulting agreement with Geoffrey Goodall dated February 1, 2006 (the “Goodall Consultant Agreement”). Pursuant to the terms of the Goodall Consultant Agreement, Mr. Goodall will act as Chief Geologist/Exploration Manager and will oversee the evaluation and development of the New York Canyon Project. In consideration of his consultant services, we agreed to pay to Mr. Goodall $12,000 per month and granted to Mr. Goodall 1,000,000 incentive stock options. The options were issued on April 5, 2006 to Mr. Goodall pursuant to the 2006 Nonqualified Stock Option Plan at an exercise price of $0.50 per share for a period of eighteen months. We also agreed to reimburse Mr. Goodall for all disbursements reasonably incurred by him for the purpose of providing the consulting services to us.

18.

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

19.

We entered into a consulting agreement with Robert Young dated February 1, 2006 pursuant to which Mr. Young agreed to present and disseminate certain information regarding Canyon Copper in consideration of which we agreed to pay Mr. Young a fee of $3,000 CDN per month. This consulting agreement was terminated effective June 1, 2006.

20.

We entered into a consulting agreement with Mark Reynolds dated January 19, 2006 (the “Reynolds Consultant Agreement”). Pursuant to the terms of the Reynolds Consultant Agreement, Mr. Reynolds will provide us with the following services: (a) assist with hiring and co-ordination of geological consultants for Canyon Copper; (b) assist us in establishing materials handling procedures; (c) assist us in establishing audit and compensation committees and finding appropriate members for its committees; (d) assist the President in developing and implementing our business plans; (e) assist us in retaining and liaisoning with professional advisors in North America in connection with compliance with our reporting requirements under the Securities Exchange Act of 1934; and (f)

general administrative services as directed by us. In consideration of his consultant services, we agreed to pay Mr. Reynolds $10,000 US per month and granted to Mr. Reynolds 1,200,000 incentive stock options. The options were issued on April 5, 2006 pursuant to the 2006 Nonqualified Stock Option Plan at an exercise price of $0.50 US per share for a period of five years. We will also reimburse Mr. Reynolds for all disbursements reasonably incurred by him for the purpose of providing the consulting services to us.

21.

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

22.

On September 8, 2005, we completed a private placement of 1,500,000 shares of our common stock at a price of $0.30 per share for gross proceeds of $450,000 pursuant to Regulation S of the Securities Act of 1933. We paid a finder’s fee of $33,750 in connection with the offering.

23.

On August 29, 2005, we completed a private placement of 5,000,000 shares of common stock at ap price of $0.25 per share for gross proceeds of $1,250,000 Regulation S of the Securities Act of 1933. The Company paid a finder’s fee of $93,818 and legal fees of $3,000.

NEW YORK CANYON PROJECT

We hold interests in the following projects, as described below:

1.	our two major claim blocks composed of the Copper Queen Claims and the Longshot Ridge Claims; and

2.	our Jaycor Claims.

Acquisition and Development of New York Canyon Project

Property Option Agreement with Nevada Sunrise, LLC

We acquired our interest in the New York Canyon Project pursuant to a property option agreement (the “Property Option Agreement”) dated March 18, 2004 with Nevada Sunrise, LLC, Robert Weicker and Sharon Weicker doing business as Kleinebar Resources Ltd., Kurt Schendel, and Tami Schendel (collectively, the “Optionors”).

Under the terms of the Property Option Agreement, we may acquire a 100% interest in two major claim blocks comprising a total of 1,003 mineral claims, representing approximately 20,560 acres located in Mineral County, Nevada. The first block of claims is referred to as the "Copper Queen Claims,” and the second block of claims as the "Longshot Ridge Claims.” At present, we do not own any mineral claims directly.

Pursuant to the Property Option Agreement, we may exercise our option to acquire these claims in their aggregate by paying the Optionors the following sums of cash, issuing the following common stock, and incurring minimum exploration expenditures over three years. The components include:

(i)	$30,000 on execution of the Property Option Agreement (paid);
(ii)	$60,000 on the first anniversary of the Property Option Agreement (paid);
(iii)	$120,000 or 400,000 common shares on the second anniversary of the Property Option Agreement (paid); and

(iv)	$250,000 or 600,000 common shares on the third anniversary of the Property Option Agreement.

We are also required to issue to the Optionors 2,000,000 shares of our common stock over the three years. We issued 500,000 common shares of our common stock on execution of the Property Option Agreement, and additional 500,000 common shares are to be issued on each of the first through third anniversaries of the Property Option Agreement, of which the first anniversary shares and the second anniversary shares have been issued to the Optionors. We are also required to incur minimum aggregate exploration expenditures on the claims of $2,000,000 in various stages as follows: $250,000 by December 31, 2004 (incurred); an additional $750,000 by December 31, 2005 (incurred); and an additional $1,000,000 by December 31, 2006 (incurred).

The Optionors also retained a 2% net smelter returns royalty (the “Royalty”) over any future production. We have the option to reduce the Royalty to 1% by making a lump sum payment of $1,000,000 to the Optionors.

Concurrent with the completion of an initial exploratory drilling program in the year of 2004, we successfully fulfilled our first year financial and exploration obligations under the Property Option Agreement with the Optionors of the New York Canyon Project property. During the year of 2005, we paid $60,000 in cash and issued 500,000 common shares on the first anniversary of the Property Option Agreement. In early 2006, we paid $120,000 in cash and issued 500,000 common shares on the second anniversary of the Property Option Agreement.

Lease Agreement with Jaycor Mining Inc.

On July 21, 2004, we entered into a lease agreement (the “Lease Agreement”) with a private company, Jaycor Mining Inc. (“Jaycor”). Under the terms of the Lease Agreement, we were granted rights to explore and, if it proves to be feasible, develop 18 patented mineral claims held by Jaycor (the “Jaycor Claims”) to the full extent permitted by applicable mining regulations. These rights were granted as a lease for an initial term of 15 years, and are renewable for a further 15 years. These claims cover a geographic area of approximately 361 acres, located within the vicinity of the New York Canyon Project area.

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

Since entering into the Lease Agreement with Jaycor, we have completed two work programs on the Mayflower claim that forms part of the lease. In 2004, a single drill core labelled 04-3, was completed to a depth of 433 feet. In 2005, 10 reverse circulation drill holes were completed for a total of 3,710 feet. Additional work on the patent claims includes geological mapping and surface sampling. Proposed work on the Jaycor patented claims for 2006 includes approximately 5,000 feet of RC drilling in 10 holes and 2,000 feet of core drilling in 5 holes. See “Description of Property,” below.

Acquisition of Database on New York Canyon Project

On October 19, 2005 we entered into an agreement with Northern Nevada Stone Co. whereby we acquired a large detailed database, which documents the results of previous exploration activities on the New York Canyon Project in exchange for $25,000 in cash and 25,000 shares of our common stock valued at $9,750. The database includes the results of programs carried out by various companies over a 25-year period starting in the 1970's and includes geological, geochemical and geophysical data, drill logs with assay certificates, petrographic studies, metallurgical test data, and a number of separate resource estimate and feasibility studies.

The data, which is being evaluated, will be incorporated into our current database and should significantly expedite our ongoing program to validate potential copper resources on the New York Canyon Project.

PRODUCTS, MARKETS, DISTRIBUTION, SUPPLIERS, AND CUSTOMERS

We do not currently produce any products, metals, or minerals nor do we offer any products for sale. We are not party to any distribution arrangements, and have no principal customers or suppliers. We do not anticipate any changes in this status for at least the next 12 months, or until such time as there is a commercially viable mineral or metal deposits located on our mineral property.

COMPETITION

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

MARKETS AND ECONOMICS

Although we compete with other junior exploration companies for financing, properties of merit, and subcontractors, there is no competition for the exploration or removal of mineralized material from the New York Canyon Project claims for which we have an option to acquire or a right to explore. Although there can be no assurance, large and well capitalized markets are readily available for all metals and precious metals throughout the world. A very sophisticated futures market for the pricing and delivery of future production also exists. At present there are no limitations with respect to the sale of metals or precious metals other than price. The price for metals is affected by a number of global factors, including economic strength and resultant demand for metals for production, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for subject metals.

DESCRIPTION OF MINING INDUSTRY

The mining industry is highly speculative and of a very high risk nature. As such, mining activities involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Few mining projects actually become operating mines.

The mining industry is subject to a number of factors, including intense industry competition, high susceptibility to economic conditions (such as price of metal, foreign currency exchange rates, and capital and operating costs), and political conditions (which could affect such things as import and export regulations, foreign ownership restrictions). Furthermore, the mining activities are subject to all the hazards incidental to mineral exploration, development and production, as well as risk of damage from earthquakes, any of which could result in work stoppages, damage to or loss of property and equipment and possible environmental damage. Hazards such as unusual or unexpected geological formations and other conditions are also involved in mineral exploration and development.

GOVERNMENTAL CONTROLS AND APPROVALS

Exploration and development activities are all subject to stringent national, state and local regulations. Mining activities on our New York Canyon Project properties must be carried out in accordance with a permit issued by the Bureau of Land Management. All permits for exploration and testing must be obtained through the local Bureau of Land Management (“BLM”) offices of the Department of Interior in the State of Nevada. The granting of permits requires detailed applications and filing of a bond to cover the reclamation of areas of exploration. From time to time, an archaeological clearance may need to be obtained prior to proceeding with any exploration programs.

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

Through the project operator, Nevada Sunrise, we have applied for and received permits from the BLM to conduct drilling activities on BLM administered lands within the New York Canyon Project property. The BLM reference the property as case file NVN-79198. We are required to adhere to the stipulations of the permit, primarily to plug all drill holes as they are completed and to reclaim roads and drill sites when they are no longer necessary. Reclamation work is ongoing but not complete as the project remains active.

Our mining operation is regulated by Mine Safety Health Administration (“MSHA”). MSHA inspectors periodically visit our project to monitor health and safety for the workers, and to inspect equipment and installations for code requirements. All of our workers have completed MSHA safety training and must take refresher courses annually when working on our project. A safety officer for the project is also on site.

Other regulatory requirements monitor the following:

(a)	Explosives and explosives handling.
(b)	Use and occupancy of site structures associated with mining.
(c)	Hazardous materials and waste disposal.
(d)	State Historic site preservation.
(e)	Archaeological and paleontological finds associated with mining.

We believe that we are in compliance with all laws and plans to continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect its business operations. There is however no assurance that any change in government regulation in the future will not adversely affect our business operations.

Federal Claim Maintenance Fees

In order to maintain our New York Canyon Project claims each year we must pay a maintenance fee of $125 per claim to the Nevada State Office of the Bureau of Land Management and on November 1 of each year we must file an affidavit and Notice of Intent to Hold the claims in Clark County. We have paid the required maintenance fees and filed the affidavits required in order to extend the claims to August 31, 2007.

Environmental Liability

The New York Canyon Project property has a history of exploration and development dating back to the early 1900’s. As such there are a series of prospect pits, exploration and mine shafts, road cuts and general mining debris scattered throughout the property. None of this is considered to be an environmental hazard; however, open mine workings are required to be fenced for public safety. Operators during the bulk of the exploration of the property during the 1960’s through 1990’s conducted their activities in compliance with BLM requirements. This work has been either reclaimed or accepted by the BLM. We are not responsible for existing disturbance from prior activities on the New York Canyon Project property.

PATENT AND TRADEMAKRS

The Jaycor Claims we leased under the Lease Agreement in the New York Canyon Project are patented claims. Please refer to the section entitled "Metals and Mineral Exploration Business."

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have no plans to undertake any research and development activities in the foreseeable future, and have not incurred research and development expenditures to date.

EMPLOYEES

Aside from our officers and directors, we have one full-time employee at present. Our president, officers and board members are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. We have consulting and management agreements with Kurt Bordian, Anthony R. Harvey, Mark A. Reynolds, Geoffrey Goodall, and Linda Erdman.

All of our exploration activities are currently carried out through agreements with the owners or lessors of the claims under option or lease, consultants and arm's length third parties. We use the services of subcontractors for exploration work on its properties. Our only technical employee is Mr. Geoffrey Goodall, who is our Senior Geologist and Vice President of Exploration.

Consulting Agreements

We entered into a consulting agreement with Geoffrey Goodall dated February 1, 2006 (the “Goodall Consultant Agreement”). Pursuant to the terms of the Goodall Consultant Agreement, Mr. Goodall will act as Chief Geologist/Exploration Manager and will oversee the evaluation and development of the New York Canyon Project. In consideration of his consultant services, we agreed to pay to Mr. Goodall $12,000 per month and granted to Mr. Goodall 1,000,000 incentive stock options. The options were issued on April 5, 2006 to Mr. Goodall pursuant to the 2006 Nonqualified Stock Option Plan at an exercise price of $0.50 per share for a period of eighteen months. We also agreed to reimburse Mr. Goodall for all disbursements reasonably incurred by him for the purpose of providing the consulting services to us.

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

We entered into a consulting agreement with Robert Young dated February 1, 2006 pursuant to which Mr. Young agreed to present and disseminate certain information regarding Canyon Copper in consideration of which we agreed to pay Mr. Young a fee of $3,000 CDN per month. This consulting agreement was terminated effective June 1, 2006.

We entered into a consulting agreement with Mark Reynolds dated January 19, 2006 (the “Reynolds Consultant Agreement”). Pursuant to the terms of the Reynolds Consultant Agreement, Mr. Reynolds will provide us with the following services: (a) assist with hiring and co-ordination of geological consultants for Canyon Copper; (b) assist us in establishing materials handling procedures; (c) assist us in establishing audit and compensation committees and finding appropriate members for its committees; (d) assist the President in developing and implementing our business plans; (e) assist us in retaining professional advisors in North America in connection with compliance with our reporting requirements under the Securities Exchange Act of 1934; and (f) general administrative services as directed by us. In consideration of his consultant services, we agreed to pay Mr. Reynolds $10,000 US per month and granted to Mr. Reynolds 1,200,000 incentive stock options. The options were issued on April 5, 2006 pursuant to the 2006 Nonqualified Stock Option Plan at an exercise price of $0.50 US per share for a period of five years. We will also reimburse Mr. Reynolds for all disbursements reasonably incurred by him for the purpose of providing the consulting services to us.

We entered into a consulting agreement with Kurt Bordian dated January 6, 2006, to serve as our Chief Financial Officer. The terms of the agreement include $7,490 paid upon the execution of the agreement, $3,745 per month beginning on February 1, 2006, and the option to acquire up to 500,000 shares of common stock at an exercise price of $0.50 per share for two years. The agreement is for a term of one year. We will also reimburse Mr. Bordian for all disbursements reasonably incurred by him for the purpose of providing the consulting services to us.

SUBSIDIARIES

We have no subsidiaries.

ITEM 2.                 DESCRIPTION OF PROPERTY.

We currently do not own any real property. We have an interest in the two groups of properties comprising (i) our two major claim blocks known as the Copper Queen Claim and the Longshot Ridge claim, and (ii) our Jaycor Claims.

We rent approximately 1,606 square feet of office space located at Suite 408 - 1199 West Pender Street, Vancouver, BC, Canada at a cost of approximately $5,800 per month. This rental is on a month-to-month basis with no formal agreements.

NEW YORK CANYON PROJECT

We currently own the rights to acquire a 100% interest in three major claims we refer to as the “New York Canyon Project.” At present, we do not own any mineral claims directly.

The first two major claim blocks comprise a total of 1,003 mineral claims, representing approximately 20,560 acres located in Mineral County, Nevada. We refer to the first block of claims as the "Copper Queen Claims,” and the second contiguous block of claims as the "Longshot Ridge Claims.” Further, pursuant to a lease agreement with a private company, we were granted rights to explore a claim we refer to as the “Jaycor Claims” and, if it proves to be feasible, develop 18 patented mineral claims to the full extent permitted by applicable mining regulations, which claims cover a geographic area of approximately 361 acres, located within the vicinity of the New York Canyon Project area.

Figure 1 – New York Canyon Property

Location and Access, Climate, Local Resources, and Physiography

The New York Canyon Project property is located 5 miles east of Luning, Nevada and 30 miles southeast of Hawthorne. The Southern Pacific Railroad maintains a railhead at Thorne, 8 miles north of Hawthorne. Access to the claims is via Highway US95, Hawthorne to Luning, a distance of 25 miles. From Luning, a 7 mile gravel county road provides access to the property. Highway US95 provides road access to Reno, Nevada, 160 miles to the north and to Las Vegas, 290 miles to the southeast.

Hawthorne has the necessary infrastructure to support exploration and mining activity in the area. The claims cover a portion of the western slope of the Gabbs Valley Range and extend westward into Soda Spring Valley. Elevations range from 4,600 feet in the valley bottom to over 7,000 feet at the crest of the Gabbs Valley Range. Relief is gentle to steep over the property and is moderate in the vicinity of the known mineralized zones. The New York Canyon Project property lies within the Sante Fe Mining District in southern Mineral County, Nevada. Lands in the district are administered by the Department of Interior, Bureau of Land Management (“BLM”). The claims lie approximately 5 miles south-southeast of the Santa Fe Gold Mine, a former heap leach gold mining operation.

The New York Canyon region is arid to semi-arid desert with temperatures to 95°F in the summer and average temperatures of 25°F in the winter. Precipitation varies between two and six inches per year. Physical work could be conducted on the property year round. Vegetation of the area is typical of central Nevada and consists of sagebrush and desert plants on the lower slopes and valleys. Shadscale, white sage and greasewood occur with sagebrush on the drier slopes and hills. Sparse cover of pinion pine and juniper trees occurs at higher elevations. Depending on the extent of mineralization identified on the property, the current claim base may be insufficient to support mining operations, tailings and waste storage and processing plants. Additional surface lands may be required for such operations. The existing infrastructure within the area and the proximity to major centres such as Hawthorne and Reno are key to supporting mining operations. Given the history of mining in Nevada, it is anticipated that sufficient experienced manpower would exist locally to support an operation at the New York Canyon property.

Figure 2 – New York Canyon Property

History

The Santa Fe Silver Mine established this mining district in 1879 with silver production from silver deposits in the district. The discovery of significant copper deposits in 1893 superseded the silver mining operations in the area. The New York Canyon Project property has a long history of exploration, development and production dating back to 1875 when the copper oxide deposits were first discovered. Between 1906 and 1929, an estimated 8.9 million pounds of copper were recovered from 110,000 tons of ore at an average grade of 5.5% . Copper production exceeded 4,454 tons between 1906 and 1935. There was also significant silver production during this period when copper production reached its zenith.

During the mid-1960’s through to the late-1970’s, several mining companies explored the New York Canyon property, primarily for the porphyry copper sulphide potential completing 124 holes totalling 106,000 feet. Modern exploration began in 1964 when Banner Mining Company (“Banner”) drilled the Copper Queen and Champion mineral occurrences. In the 1970's, Amax Inc., and later Conoco Inc. (“Conoco”) conducted significant exploration programs, completing 24 holes, totaling 20,226 feet. A total of 15 holes were drilled to test the Long Shot Ridge occurrence. The Conoco Oil Company, from 1977 to 1981, provided a drill indicated reserve of 13.2 million tons grading 0.55% copper for the Longshot Ridge area and 142 million tons grading 0.35% and 0.015% molybdenum for the Copper Queen deposit. In 1979, Conoco conducted a preliminary testing program for copper recovery in the drill core. Drill core from the Copper Queen deposit yielded recoveries ranging from 65 to 75% copper over the six day leach period with acid consumptions of 160 pounds per ton for porphyry copper mineralized rock to 509 pounds of sulphuric acid (H2SO4) per ton ofcarbonate rich host rock. Copper oxide material provided recoveries ranging from 75.0% to 84.45% with acid consumption of 232 to 349 pounds H2SO4 per ton of ore.

Further exploration of the property was conducted between 1992 and 1997. Over this time, various joint venture partners primarily tested the Longshot Ridge and Copper Queen deposit areas with an additional 46 drill holes totalling 13,018 feet. In 1993, a reserve calculation of the Longshot Ridge copper oxide deposit outlined proven and probable reserves of 17.7 million tons grading 0.55% copper using a 0.23% copper cutoff. A subsequent engineering and valuation report in 1997 confined a resource study to the upper Gabbs Formation mineralized unit defining a resource of 6.9 million tons grading 0.494% copper.

Prior to the acquisition of our interest in the New York Canyon property, 129 drill holes totalling 93,858 feet of drilling had been completed on the property. Mountain States R & D International, Inc.’s simulated vat leach test on minus three-quarter inch copper mineralized material from Longshot Ridge indicated a 39.41% copper recovery with total acid consumption of 174.7 pounds per ton of mineralized material. The 1993 report states that at an average copper content of 0.57 percent, a short ton of Long Shot Ridge ore contains 11.4 pounds of copper and if 40 percent of the copper is recovered and 167.92 pounds of acid are consumed, the cost of copper leached is 64.5 cents.

Acquisition of the New York Canyon Project Property

On March 18, 2004, we entered into the Property Option Agreement with Nevada Sunrise. Under the Property Option Agreement, we were granted an option to purchase 100% of interest in the New York Canyon Project property located in Mineral County, Nevada.

Pursuant to the Property Option Agreement, we may exercise our option to acquire these claims in their aggregate by paying the Optionors the following sums of cash, issuing the following common stock, and incurring minimum exploration expenditures over three years. The cash component includes:

(i)	$30,000 on execution of the Property Option Agreement (paid);
(ii)	$60,000 on the first anniversary of the Property Option Agreement (paid);
(iii)	$120,000 or 400,000 common shares on the second anniversary of the Property Option Agreement (paid); and
(iv)	$250,000 or 600,000 common shares on the third anniversary of the Property Option Agreement.

We are also required to issue to the Optionors 2,000,000 shares of our common stock over the three years. We issued 500,000 common shares of our common stock on execution of the Property Option Agreement, and additional 500,000 common shares are to be issued on each of the first through third anniversaries of the

Property Option Agreement, of which the first anniversary shares and the second anniversary shares have been issued to the Optionors. We are also required to incur minimum aggregate exploration expenditures on the claims of $2,000,000 in various stages as follows: $250,000 by December 31, 2004 (incurred); an additional $750,000 by December 31, 2005 (incurred); and an additional $1,000,000 by December 31, 2006 (incurred).

The Optionors also retained a 2% net smelter returns royalty (the “Royalty”) over any future production. We have the option to reduce the Royalty to 1% by making a lump sum payment of $1,000,000 to the Optionors.

General Geology

The New York Canyon property lies within the central portion of the Walker Lane Structural Belt, a zone of northwest striking parallel and sub-parallel, right lateral strike slip faults in the western part of the Great Basin region. The Walker Lane structural belt developed in an intra-arc setting during the Cenozoic and extends for more than 400 miles through western Nevada and into northern California. Tertiary volcanism and related hydrothermal mineralization has been recognized throughout this structural break.

The New York Canyon area consists mostly of marine sedimentary rocks of Triassic and Jurassic ages, which are intruded by granitic rocks of Cretaceous age. Tertiary age nonmineralized volcanic flows locally cover these older rocks. Quaternary age alluvium and colluvium are common in the valley bottoms. Structural displacement of mineralized host rocks at New York Canyon is generally associated with Walker Lane style structures that disrupt bedding and provide conduits for mineralized source fluids. The oldest rocks underlying the New York Canyon property are middle to late Triassic age Luning Formation, predominately dolomite, dolomitic limestone and limestone with subordinate shale, argillite and conglomerate. The Luning Formation is estimated to be over 10,000 feet thick with thin to medium bedded carbonate rocks intercalated with siltstone in the lower 1,000 foot portion of the sequence, and massive to thick bedded carbonate rocks in the upper half of the formation. The late Triassic age Gabbs Formation conformably overlies the Luning Formation. Rocks of the Gabbs Formation consist of a sequence of three members of thin bedded fossiliferous limestone, argillaceous limestone and calcareous tuffaceous siltstone totalling 400 feet thick at the type locality in New York Canyon.

The Sunrise Formation of Jurassic age conformably overlies the Gabbs Formation in a sequence of five members consisting of quartz latite porphyry flows near the base, thin bedded limestones, siltstones, silty limestone, tuffaceous siltstone, shale and claystone totalling about 600 to 800 feet in thickness at New York Canyon. The Sunrise Formation reaches as much as 1,200 feet thick in the Pilot Mountains to the southeast. The Sunrise Formation is distinguished from the Gabbs Formation primarily by fossil type.

At New York Canyon, there is a conformable sequence from the Luning Formation through the Gabbs Formation and into the Sunrise Formation. Overlying the Sunrise Formation is the Jurassic age Dunlap Formation, a 3,000 foot thick sequence of basal conglomerate, limestone, clastic sediment, and andesite and rhyolite flows.

Intruding this sequence of rocks are Jurassic to Cretaceous age multiphase domes, plugs, dikes and sills consisting primarily of diorite and granodiorite with areas of quartz monzonite, granite and other associated felsic rock types. Tertiary age (mostly Oligocene and Miocene age) mafic to felsic volcanics, volcanoclastics, flows, tuffs, tuffaceous sediments, and continental sediments form capping units throughout the region in varying thickness to 8,000 feet.

Property Geology at New York Canyon

The upper New York Canyon area consists primarily of Luning Formation limestone with the small area of Longshot Ridge overlain by Gabbs Formation units and Sunrise Formation rocks. Felsic sills and dikes in turn intrude these sedimentary units. In the Longshot Ridge area Luning Formations (Lfm) consist of thick-bedded limestone and dolomite. These rocks are typical gray to tan limestones and are exposed in the hillsides below the main ridge.

The Gabbs Formation at Longshot Ridge is moderately to highly calc-silicate altered with remnant bedding textures evident locally. The rocks were originally very thin bedded to laminated limestone and silty limestone intercalated with siltstone and shale. Three members of the Gabbs Formation consist of the lower unit of black, bioclastic limestone intercalated with siltstone; the middle unit approximately 200 feet thick consisting predominately of argillaceous limestone intercalated with calcareous and tuffaceous siltstone; and the upper unit that extends from 0 to 200 feet consisting of argillaceous limestone intercalated with siltstone.

The felsic intrusive rocks (Fi) on Longshot Ridge are primarily sills with some local dikes. Rock types on the surface and encountered in drilling consist of granodiorite porphyry. The average bedding at Longshot ridge strikes N75°E with a 35° south dip. Although many of these faults are fairly high angle, they commonly change dip direction due to the change of strike of the structure. There are generally two sets of faults. A set trending NE and a set trending NW with some local faults that strike N with a steep E dip.

Mineralization at New York Canyon

Mineralization at the New York Canyon property consists of three primary occurrences of copper mineralization: Copper Queen on the west, Champion in the center and Longshot Ridge on the east. These copper occurrences lie along a west-northwest trend that likely reflects deeper basement structures. Oxide copper mineralization is exposed on surface at the Longshot Ridge (“LSR”) deposit with mixed oxide and sulphide mineralization at the Champion deposit and predominantly sulphide mineralization at the Copper Queen (“CQ”) deposit located 2.5 miles west of Longshot Ridge. Mineralization is typically skarn associated with the intrusive rocks with porphyry affinities at the Copper Queen.

Within the Luning Formation, the carbonates consist primarily of dolomite and limestone. Alteration associated with these rocks consists of a skarn suite of minerals (primarily serpentine, talc, garnet and magnetite, but locally diopside). The serpentine and talc minerals form sinuous veins along the structures within the dolomite and are very diagnostic of skarn formation in dolomite. Solutions carrying the reagents for alteration followed high-angle structures forming small skarn halos along structures due to the massive nature of the Luning. Because of this, the copper mineralization was limited in area (and tonnage), but fairly high grade. In addition, rocks of the Luning Formation host small local zones of hematite and dolomite with jasperoid veins a few feet thick. These have fine-grained silica, hematite, goethite, limonite and copper oxides. Historically, all the higher-grade copper shipped from this district during World War I was from the copper skarns in the Luning Formation, not from copper skarns in the Gabbs Formation.

Within the Gabbs Formation, the sedimentary rocks consist primarily of impure thinbedded sandy limestone and siltstone. Alteration associated with these rocks consists of either a skarn suite of minerals (garnet, diopside and magnetite) in the limestone, or a hornfels in the siltstone. The copper mineralization is much more widespread, but lower grade for the reasons stated above in the description of the Luning skarns. The diopside rich skarns in the Gabbs Formation have a greater abundance of fractures due to the brittle nature of diopside. As a result, the diopside skarns are slightly higher grade than the garnet rich skarn because their more abundant fractures are coated with copper minerals. Commonly, the Gabbs skarns are only a few feet thick (5’ to 15’), but there are many of them. The lowest unit in the Gabbs is the carbonaceous bioclastic limestone which hosts the “marble line” (boundary of marblization and calc-silication) and rarely forms skarns. The upper two Gabbs Formation units are the host for frequent skarns and hornfels developed from mesothermal fluids that traveled along structures and into permeable units forming calc-silicate altered and mineralized rock. Granodiorite porphyry dikes and sills later intruded these same structures and permeable beds. Most of the intrusive rocks proximal to the skarns are sills, with some local dikes as well.

Within the Sunrise Formation, the two lowest sedimentary units of impure thin-bedded sandy limestone and siltstone are altered and mineralized. Alteration associated with these rocks consists of either a skarn suite of minerals (garnet, diopside and magnetite) in the limestone, or a hornfels in the siltstone. The copper mineralization is more widespread and lower grade as described above. The diopside rich skarns in the Gabbs have a greater abundance of fractures due to the brittle nature of diopside skarn. This creates a higher concentration of copper due to the abundant fractures with copper minerals. Commonly, Sunrise skarns are relatively thick, in the order of 50 feet. The largest skarn bed is the Mayflower Mine which was mined on a fairly large scale. Hornfels altered sedimentary rocks cap this thick skarn.

The alteration and mineralization at Longshot Ridge develop copper-rich skarn within carbonaceous sediments, and stockwork copper-rich veinlets in porphyritic intrusive sills and dykes. The three sedimentary units with alteration and copper-rich mineralization include the Luning, Gabbs and Sunrise Formations. In addition, some of the felsic porphyry intrusive dikes and sills also have small amounts of copper mineralization as well as alteration typical of this type rock (argillization, phyllic, and silicification). The primary copper minerals consist of malachite, azurite, chrysocolla and copper wad in order of abundance. A fairly common greenish clay alteration mineral is suspected to be a zinc bearing clay. There is also evidence of copper-rich limonite (goethite). A majority of the copper mineralization at Longshot Ridge is within the two upper units of the Gabbs Formation. The strongest and thickest mineralized zone is 1,300 feet long by 200 feet wide oriented NW with a couple of 700 foot by 100 foot and 400 foot by 100 foot zones along NW trending cross structures. Drilling defined these mineralized zones to range from 100 feet to 300 feet thick.

Previous Exploration Of New York Canyon

We acquired an option to explore the New York Canyon property in March, 2004 and have completed two exploration programs, including 16,482 feet in 40 holes. This work was primarily focused on outlining a resource at Longshot Ridge. In total, approximately 169 drill holes totalling 110,340 feet of drilling have been completed on the New York Canyon property.

Data Verification

During property visits in August and October, 2005, Qualified Person Mel Klohn, P. Geo. was provided unrestricted access to all available information pertaining to the project. As part of the verification process, Mr. Klohn traversed parts of the Longshot Ridge Claims area and verified the location of surface sample sites, drill hole locations and other geological features.

Similarly, a review of the project and operations by the author, Geoffrey Goodall, P.Geo., confirmed the presence of surface mineralization at the Longshot Ridge and Champion areas, as well as a number of prospects throughout the property.

Mineral Resource Estimate

We have not completed an independent mineral resource estimate for the New York Canyon property. Mineral resource estimates were previously conducted on the New York Canyon property by Conoco Inc. in 1979 and by CORE Engineering Ltd. for Kookaburra in 1993.

Exploration During Year Ended June 30, 2006

During the year ended June 30, 2006, the majority of exploration activities for Canyon concentrated on data compilation, program planning and logistics and mobilization of the New York Canyon project. We contracted Drift Exploration Drilling Inc. (“Drift Exploration”) of High River, Alberta to conduct an initial 20,000 feet of reverse circulation (“RC”) drilling using a track mounted rig. Drift Exploration conducted more than 10,000 feet of drilling on the New York Canyon Project in 2005 and has knowledgeable and skilled personnel to undertake the 2006 program. The rig has been was mobilized to the New York Canyon Project property and drilling has commenced. Drill progress was slow due to several equipment breakdowns with hydraulic hoses, pumps and truck repairs. A total of 4,110 feet was completed in 13 holes, for an average of 205 feet per operating day. Drilling was conducted on sites permitted by Nevada Sunrise/Intor during the 2005 drill campaign. The majority of these sites are peripheral to the main zone of mineralization at Longshot Ridge to test the lateral extent of mineralization. Copper oxide was noted in most of the drill holes, but less than described in previous holes in the core of the mineralized area.

The current work program for New York Canyon project comprises drilling an initial 56 holes at Longshot Ridge to outline the mineralized zone followed by 14 drill holes at Copper Queen to test the mineralization at depth there. Geophysical surveys, are intended to cover the main areas of interest to develop further drill targets. The RC drill rig was mobilized to the property at the end of March, 2006. A core rig was brought in May 8, 2006. The magnetic survey was completed in March and the IP survey began on May 10, 2006 was completed June 29. 2006. During June, 2006 a total of four RC holes for 1,660 feet (150’ per day average) and four core holes totaling 1,402 feet (74’ per day average) were completed. The total amount of Reverse circulation drilling to date is 8,803 feet in 25 holes. Core drilling amounts to 2,802 feet in eight holes, for a total overall footage drilled to date of 11,605 feet in 33 holes.

On June 14, 2006 we announced results from the first four of 24 holes drilled on the Longshot Ridge zone of our New York Canyon property. As shown in the table below, all holes intersected copper mineralization over the length of the hole.

Hole ID	Section	Azm.	Dip	From	To	Length	TCu*
				ft	ft	ft	%
06-1R	1200	345	80	0	395	395	0.269
including				0	150	150	0.588
and				340	380	40	0.186

06-2R	1800		90	20	45	25	0.474

06-3R	1600		90	0	305	305	0.118
including				95	165	70	0.272

06-4R	1600		60	0	40**	40	0.628

*	TCu means the Total copper measured in the sample by a four acid digestion
**	hole lost in mineralization at 40 feet.

The drilling program has been designed to test the extent of the mineralization at Longshot Ridge in order to provide a resource for this zone later this year. All holes reported are drilled by reverse circulation methods. Hole 06-1, was drilled as a step-out from a historic hole 92-20 which intersected 130 feet at 0.305% Cu and was designed to test an intrusive contact zone. The hole returned an average of 0.269% copper over the entire 395 foot length. Hole 06-2 was drilled vertically to test the Gabbs Formation for mineralization in this area and returned a 25 intercept averaging 0.474% copper. Hole 06-3 was drilled to provide geology and assay data for this area. The hole averaged 0.118% copper over the entire 305 foot length. Hole 06-4 was drilled to intersect intrusive sills below historic hole MN-230 (0.316% Cu over 184.5 feet). The hole collapsed while still in mineralization and has since been re-drilled as hole 06-8. The incomplete sampling of the section recovered from above the collapse averaged 0.628% copper over 40 feet.

Copper analyses are being conducted by Inspectorate America Corporation of Sparks, NV, an ISO 9002 accredited facility, certificate number 37295. A four acid total digestion for copper is used, followed by a hydrochloric leach to determine oxide content. Silver, molybdenum and zinc are analyzed by atomic absorption techniques.

In March 2006, we commenced the beginning stages of our expanded 2006 program on the New York Canyon Project in accordance with the planned recommended two phase exploration program we received in February, 2006. Historic data for the Longshot Ridge area was compiled into electronic format and formed the basis for geological modeling of the deposit. This information was used for planning of the drill program and development of a 3D model of the mineralized system. An additional 560 claims were located in January, bringing the total number of claims under option to 1,003 covering approximately 20,560 acres. Contracts for drilling, analyses, metallurgical testing and geophysics surveys were arranged and field personnel hired to undertake the planned work program.

In addition, we contracted Leroy Kay Drilling of Yerington, Nevada to provide core drilling services at the New York Canyon Project in 2006. Mr. Kay has provided drilling services to us for the past two years and began core drilling operations at New York Canyon in early May, 2006. Drill core will allow thorough geological modelling of both the Longshot Ridge Claims copper oxide skarn system and the Copper Queen Claims copper-molybdenum porphyry mineralized area. Core samples will be used for metallurgical testing in order to identify a beneficial copper extraction technique in the oxide mineralized zones. Equipment and crew were mobilized to the project site at the end of March, with drilling commencing on April 3, 2006. Drilling, grid work, geophysical surveys and permitting were ongoing during April and continued to June, 2006.

A 117 line kilometer magnetic survey also has been completed by McGee Geophysics of Reno, Nevada in April of 2006. This data will provided valuable information for designing an approximate 50 line kilometre induced polarization (“IP”) geophysical survey targeted at defining zones of sulphide mineralization peripheral to the Copper Queen Claims zone. Further, we contracted Zonge Engineering Ltd. of Tucson, Arizona to conduct the IP survey which was completed during our fourth quarter in fiscal 2006. Wright Geophysics of

Spring Valley, Nevada is the geophysical consultants to the New York Canyon Project and will provide interpretation of the data.

LEASE AGREEMENT WITH JAYCOR MINING INC.

On July 21, 2004, we entered into a lease agreement (the “Lease Agreement”) with a private company, Jaycor Mining Inc. (“Jaycor”). Under the terms of the Lease Agreement, we were granted rights to explore and, if it proves to be feasible, develop 18 patented mineral claims held by Jaycor (the “Jaycor Claims”) to the full extent permitted by applicable mining regulations. These rights were granted as a lease for an initial term of 15 years, and are renewable for a further 15 years. These claims cover a geographic area of approximately 361 acres, located within the vicinity of the New York Canyon Project area.

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

Under the terms of the Lease Agreement, we were granted rights to explore and develop eighteen patented mineral claims to the full extent permitted by applicable mining regulations. These rights were granted as a lease for an initial term of 15 years, and are renewable for a further 15 years. The claims cover a geographic area of approximately 361 acres, located within the vicinity of our New York Canyon Project. As consideration for the right to explore and develop the claims listed in the Lease Agreement, we are required to pay Jaycor the following amounts prior to the commencement of any future production activities: (i) $25,000 on execution of the Lease (amounts have been paid); (ii) $1,000 monthly commencing on July 21, 2005, (amounts have been paid as of the date of this annual report); $2,000 monthly commencing on July 21, 2006 (amounts have been paid as of the date of this annual report); and $3,000 monthly commencing on July 21, 2007, and continuing for as long as the Lease Agreement is in effect.

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

Since entering into the Lease Agreement with Jaycor, we have completed two work programs on the Mayflower claim that forms part of the lease. In 2004, a single drill core labelled 04-3, was completed to a depth of 433 feet. In 2005, 10 reverse circulation drill holes were completed for a total of 3,710 feet. Additional work on the patent claims includes geological mapping and surface sampling. Proposed work on the Jaycor patented claims for 2006 includes approximately 5,000 feet of RC drilling in 10 holes and 2,000 feet of core drilling in 5 holes.

ITEM 3.                 LEGAL PROCEEDINGS.

On May 25, 2005, the United States Securities and Exchange Commission (the “SEC”) issued a formal order of private investigation to Canyon Copper Corp. (formerly “Aberdene Mines Limited”). In connection with the investigation order, we received subpoenas from the SEC requesting the production of certain of our documents from several of our former employees, relating to, among other things, our transactions with Langley Park, PLC and the principals of Langley Park, PLC certain of our news releases and certain materials sent to our stockholders. We have since received additional document production orders from the SEC. We have complied with all document requests and are voluntarily complying with the investigation. We have also responded to any informal requests for information from the SEC.

On December 20, 2005, the British Columbia Securities Commission (the “BCSC”) issued a formal investigation order to Canyon Copper and certain of our former officers pursuant to the Securities Act of British Columbia in connection with certain news releases and materials sent to our stockholders in 2004. We are cooperating fully with the BCSC inquiry and have submitted all requested documents in connection with the investigation to date.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held a special meeting of our stockholders on August 3, 2006 for the purpose of adopting the following proposals:

1.	To approve an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock, par value $0.00001, from 100,000,000 shares to 500,000,000 shares of common stock;
2.	To approve an amendment to our Articles of Incorporation by changing our name from “Aberdene Mines Limited” to “Canyon Copper Corp.”;
3.

To approve an amendment to our Articles of Incorporation by deleting Article 2 of our current Articles of Incorporation, referring to our principal office and the name and address of our resident agent, in its entirety; and

4.	To approve our 2006 Stock Incentive Plan.

At the meeting, the above proposals were approved by a majority of our stockholders. The results of the vote taken on the proposal were as follows:

Proposals	For	Against	Withheld / Abstained
1. Increase in authorized shares of Common Stock	34,945,676	116,235	450
2. Change the name to Canyon Copper Corp.	35,043,686	16,900	1,775
3. Deletion of Article 2 of Articles of Incorporation	35,009,786	23,200	29,375
4. Approve 2006 Stock Incentive Plan	34,965,386	94,275	2,700

PART II

ITEM 5.                 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our shares are currently trading on the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “CYOO.” The high and the low bid prices for our shares for the last two fiscal years of actual trading, as quoted in the OTC Bulletin Board, as applicable, were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2005	4.50	0.48
2nd Quarter 2005	0.63	0.24
3rd Quarter 2005	0.40	0.165
4th Quarter 2005	0.45	0.185
1st Quarter 2006	0.53	0.185
2nd Quarter 2006	0.42	0.29
3rd Quarter 2006	0.79	0.445
4th Quarter 2006	0.75	0.38

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As of June 30, 2006, we had 63 registered stockholders holding 65,555,596 of our issued and outstanding common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

We have completed the following unregistered sales of our securities not reported in our periodic reports during fiscal 2006:

1.

On September 12, 2006 we entered into a loan agreement with Aton Ventures Fund Ltd. (“Aton”) pursuant to which we received a loan of $250,000 from Aton. On September 11, 2006 we entered into a loan agreement with Asset Protection Fund Ltd. (“APF”) pursuant to which we received a loan of $250,000 from APF. Each of the loans is evidenced by convertible promissory notes. The Aton loan bears interest at a rate of 8% per annum and matures on December 12, 2006. The APF loan bears interest at a rate of 8% per annum and matures on December 11, 2006. Each of the loans is convertible at the option of the lender at any time prior to maturity into shares of common stock of Canyon at a price of $0.30 per share. Proceeds of the loans were used for working capital purposes to fund our continued operations.

2.

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

ITEM 6.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan Of Operation

During the year ended June 30, 2006, the majority of exploration activities for Canyon Copper concentrated on data compilation, program planning and logistics and mobilization of the New York Canyon project. We contracted Drift Exploration Drilling Inc. (“Drift Exploration”) of High River, Alberta to conduct an initial 20,000 feet of reverse circulation (“RC”) drilling using a track mounted rig. Drift Exploration conducted more than 10,000 feet of drilling on the New York Canyon Project in 2005 and has knowledgeable and skilled personnel to undertake the 2006 program. The rig has been was mobilized to the New York Canyon Project property and drilling has commenced. Drill progress was slow due to several equipment breakdowns with hydraulic hoses, pumps and truck repairs. A total of 4,110 feet was completed in 13 holes, for an average of 205 feet per operating day. Drilling was conducted on sites permitted by Nevada Sunrise/Intor during the 2005 drill campaign. The majority of these sites are peripheral to the main zone of mineralization at Longshot Ridge to test the lateral extent of mineralization. Copper oxide was noted in most of the drill holes, but less than described in previous holes in the core of the mineralized area.

In March 2006, we commenced the beginning stages of our expanded 2006 program on the New York Canyon Project in accordance with the planned recommended two phase exploration program we received in February, 2006. Historic data for the Longshot Ridge area was compiled into electronic format and formed the basis for geological modeling of the deposit. This information was used for planning of the drill program and development of a 3D model of the mineralized system. An additional 560 claims were located in January, bringing the total number of claims under option to 1,003 covering approximately 20,560 acres. Contracts for drilling, analyses, metallurgical testing and geophysics surveys were arranged and field personnel hired to undertake the planned work program.

The current work program for New York Canyon project comprises drilling an initial 56 holes at Longshot Ridge to outline the mineralized zone followed by 14 drill holes at Copper Queen to test the mineralization at depth there. Geophysical surveys, are intended to cover the main areas of interest to develop further drill targets. The RC drill rig was mobilized to the property at the end of March, 2006. A core rig was brought in May 8, 2006. The magnetic survey was completed in March and the IP survey began on May 10, 2006 was completed June 29. 2006. During June, 2006 a total of four RC holes for 1,660 feet (150’ per day average) and four core holes totaling 1,402 feet (74’ per day average) were completed. The total amount of Reverse circulation drilling to date is 8,803 feet in 25 holes. Core drilling amounts to 2,802 feet in eight holes, for a total overall footage drilled to date of 11,605 feet in 33 holes.

In addition, we contracted Leroy Kay Drilling of Yerington, Nevada to provide core drilling services at the New York Canyon Project in 2006. Mr. Kay has provided drilling services to us for the past two years and began core drilling operations at New York Canyon in early May, 2006. Drill core will allow thorough geological modelling of both the Longshot Ridge Claims copper oxide skarn system and the Copper Queen Claims copper-molybdenum porphyry mineralized area. Core samples will be used for metallurgical testing in order to identify a beneficial copper extraction technique in the oxide mineralized zones. Equipment and crew were mobilized to the project site at the end of March, with drilling commencing April 3, 2006. Drilling, grid work, geophysical surveys and permitting were ongoing during April and continued to June, 2006.

A 117 line kilometer magnetic survey also has been completed by McGee Geophysics of Reno, Nevada in April of 2006. This data will provided valuable information for designing an approximate 50 line kilometre induced polarization (“IP”) geophysical survey targeted at defining zones of sulphide mineralization peripheral to the Copper Queen Claims zone. Further, we contracted Zonge Engineering Ltd. of Tucson, Arizona to conduct the IP survey which was completed during our fourth quarter in fiscal 2006. Wright Geophysics of Spring Valley, Nevada is the geophysical consultants to the New York Canyon Project and will provide interpretation of the data.

Geologists Recommendations

On February 27, 2006, we received a geological report from our consulting geologist’s Geoffrey Goodall, P.Geo. and Mel Klohn, P.Geo. The report recommended a two-phase exploration program on the New York Canyon Project property, as follows:

Phase	Exploration Program	Status	Cost
Phase I	Further drilling at Longshot Ridge, Champion and Copper Queen mineralized zones to delimite the extent of the copper mineralization; extensive metallurgical testwork to identify a beneficial metallurgical procedure for copper oxide extraction; and initiate environmental base line studies for permitting advanced exploration.	Commenced during January, 2006. Initial activities to be completed by October, 2006, but some work such as environmental studies and data compilation will be ongoing	$3,650,000
Phase II	Infill and condemnation drilling in conjunction with a scoping study leading to a pre-feasibility study.	Subject to favorable results of Phase I.	$3,000,000
		TOTAL	$6,650,000

Details of the Phase One exploration program include systematic drilling at Longshot Ridge to determine boundaries to the oxide mineralization and further definition of the underlying sulphide mineralization; step-out drilling from the current area at Longshot Ridge in an effort to expand the zone of mineralization, drilling of representative mineralized material for metallurgical testwork for determination of the optimal copper beneficiation process; IP (induced polarization) or CSAMT (controlled source audio magneto telluric) geophysical surveys over the Copper Queen deposit area in an effort to outline the zone of sulphide mineralization hosted in this deposit; drill testing geophysical targets generated from the survey and other geological targets in the Copper Queen and Champion areas; and further geological mapping and rock geochemical sampling of the property. A budget of $3,650,000 is recommended to support the Phase One exploration program.

Contingent upon favourable results from the Phase One program, further exploration including definition drilling, permitting and scoping studies would be warranted to advance the New York Canyon project to a pre-feasibility stage. It is not possible to determine the full extent of a Phase Two work program at this time, however given the amount of testwork, data acquisition and compilation and permitting required to complete a scoping study, it is estimated that a further $3 million may be necessary to advance the New York Canyon property to a pre-feasibility level.

Exploration Activities on the Jaycor Claims During 2006

Since entering into a lease agreement with Jaycor Mining, Inc. Canyon Copper has completed two work programs on the Mayflower claim that forms part of the lease. In 2004, a single drill core labelled 04-3, was completed to a depth of 433 feet. In 2005, 10 reverse circulation drill holes were completed for a total of 3,710 feet. Additional work on the patent claims includes geological mapping and surface sampling. Proposed work on the Jaycor patented claims for 2006 includes approximately 5,000 feet of Reverse circulation drilling in 10 holes and 2,000 feet of core drilling in 5 holes.

Cash Requirements over the next Twelve Months

ITEM AND ACTIVITY	Budget To June 30, 2007	12 Month Total Budget
LAND STATUS
2006 - 2007 claim maintenance fees	$125,000	$375,000
Month Payments - Patents	30,000	45,000
PERMITTING
Road and drill site work	45,000	50,000
Archeological and biological surveys	20,000	20,000
Water quality monitoring	10,000	20,000
Drill Permitting & Bonding, POO in fall	35,000	115,000
Reclamation	-	20,000
DRILL PROGRAM (includes assays & supervision)
Compile data for engineering evaluation	25,000	75,000
Drilling RC	600,000	1,200,000
Drilling Core	400,000	700,000
METALLURGICAL PROGRAM
Investigation into acid costs, sites, transport, etc
Preliminary metallurgical work	105,000	155,000
Preliminary alternative leach studies	200,000	300,000
ENGINEERING & REPORTING
Engineering 43-101 Report	15,000	20,000
Modeling, Scoping study	-	65,000
GEOPHYSICAL SURVEYS
Induced polarization	70,000	70,000
Airborne radiometric survey	40,000	65,000
GEOLOGICAL MAPPING AND INVESTIGATIONS
Mapping and sampling	30,000	60,000
Contingency 10%	175,000	335,500
Management fee 10%	192,500	369,050
TOTAL	$2,117,500	$4,059,550

As at June 30, 2006, we had cash in the amount of $139,750. As such, we currently do not have sufficient cash resources to meet budgeted expenditures of approximately $4,059,550 and our ongoing general, administrative and operating expenses which are estimated to be $480,000 during the next twelve months. Our existing cash balances are not sufficient to fund our exploration program and carry out our normal operations into the next fiscal year, and we will require additional financing. We anticipate that, to the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

We have not had revenues since inception. We are currently in the process of identifying sources of additional financing. However, there is no assurance we will be successful in raising the necessary funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on equity sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders. See “Future Financings,” below.

RESULTS OF OPERATIONS

Summary of Year End Results
		Year Ended June 30

	2006	2005	Percentage
			Increase / Decrease
Revenue	$-	$-	n/a
Expenses	(7,692,137)	(4,025,401)	91%
Net Income (Loss)	$(7,692,137)	$(4,025,401)	91%

Revenue

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

Expenses

The major components of our expenses for the year are outlined in the table below:

		Year Ended June 30
			Percentage
	2006	2005	Increase /
			Decrease
Operating expenses:
Depreciation	$3,532	$1,002	252%
Foreign exchange (gain) loss	12,900	(39,712)	(132%)
General and administrative	4,301,001	1,064,799	304%
Impairment of mineral property costs	405,000	1,876,500	(78%)
Mineral exploration costs	2,509,786	592,582	324%
Sub-total	$7,232,219	$3,495,171	107%
Other expenses:
Interest on convertible debentures	$27,571	$193,297	(86%)
Impairment loss on investment securities	354,979	-	n/a
Loss on sale of investment securities	88,332	323,098	(73%)
(Gain) loss on settlement of related party debt	(10,964)	13,835	(179%)
Sub-total	$459,918	$530,230	(13%)
Total Expenses	$7,692,137	$4,025,401	91%

We incurred operating expenses in the amount of $7,232,219 for the fiscal year ended June 30, 2006 as compared to $3,495,171 for the fiscal year ended June 30, 2005. The increase in operating expenditures for 2006 as compared with 2005 is primarily attributable to increased costs associated with general and administrative expenditures, increased mineral property expenses, and an impairment of mineral property costs. We anticipate that the expenses will continue to increase due to our ongoing planned exploration activities, specifically our 2006/07 exploratory drilling program in the New York Canyon Project.

During the year ended June 30, 2006, we sold 250,000 Langley Park shares, and at June 30, 2006 had a balance of 1,027,974 Langley Park shares worth $224,053. In addition, during the year ended June 30, 2006, we recognized interest on convertible debentures in the amount of $27,571, compared to $13,114 during the comparable period in 2005. As a result of the foregoing, net loss increased to $7,692,137 for the year ended June 30, 2006 compared to $4,025,401 for the comparable period in 2005, which equated to a $0.13 loss per common share versus $0.06 respectively. We anticipate that we will continue to incur significant losses for the next several years due to our planned exploration activities.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At June, 2006	At June 30, 2005	Increase / Decrease
Current Assets	$393,165	$352,975	11%
Current Liabilities	892,808	173,966	413%
Working Capital Surplus (Deficit)	$(499,643)	$179,009	(379%)

Cash Flows
	Year Ended	Year Ended
	June 30, 2006	June 30, 2005
Cash Flows used in Operating Activities	$(3,146,899)	$(1,069,025)
Cash Flows (used in) provided from Investing Activities	(81,999)	365,916
Cash Flows from Financing Activities	3,319,832	484,999
Net Increase (decrease) in Cash During Period	$90,934	$(218,110)

The decrease in our working capital of $678,652 for the year ending June 30, 2006 was primarily a result of further exploration expenditures. We used $3,146,899 of cash for our operations and $10,122 for the purchase of equipment during the year ended June 30, 2006. For the year ended, $2,500,036 of the cash used for operations was utilized for our fiscal 2006 exploratory drilling programs. As a result of all of the above noted exploration expenditures, our cash balances increased by a net amount of $90,934 during the year ended June 30, 2006.

At June 30, 2006, there were $284,999 of unsecured convertible debentures outstanding. The debentures are convertible at the option of the holder during a two year period from the date of issuance into our units, which consist of one common share and one share purchase warrant. The holder must convert all of the principal and accrued interest on the debentures. The interest rate is the Bank of America prime rate plus 2.5% per annum. We are required to pay accrued interest annually on January 31st. We also held $224,053 of marketable securities (the balance of Langley Park shares described herein) as at June 30, 2006 (June 30, 2005 - $294,077).

During the year ended June 30, 2006, we raised proceeds of $1,700,900 (net of the payment of a 7.5% finder’s fee and legal fees) with a private placement to which we issued 4,475,000 units at a price of $0.40 per unit. Each unit consists of one common share and one common stock purchase warrant. Each warrant entitles the holder to acquire one share of our common stock for $0.50 per share for two years.

In August, 2005 and September, 2005, we completed two private placements of 6,500,000 common shares. We raised $1,566,432 (net of the payment of a 7.5% cash finder's fee and legal fees) through the August, 2005 and September, 2005 private placements. We do not have sufficient cash resources to complete our current exploration program and fund our operations for the next twelve months. As such, we will need additional financing to complete our current exploration program. There can be no assurance that the required financing can be obtained. If we are unable to obtain additional funds, we will not be able to complete our exploration program and our option agreements will be terminated.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net operating loss of $7,692,137 for the year ended June 30, 2006 and have an accumulated deficit of $13,682,690 since inception. As at the date of this Annual Report we had cash of $291,149 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $4,059,550. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

We periodically review these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred. When determining whether a decline is other-than-temporary, we examine (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) our intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. We generally believe that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary.

Mineral Property Costs

Canyon has been in the exploration stage since its inception on January 21, 2000, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets.” We assess the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Stock-based Compensation

Prior to January 1, 2006, we accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of our employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments,” using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There was no effect on our loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

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

RISKS AND UNCERTAINTIES

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

If we do not obtain additional financing, our business will fail.

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

If we complete a financing through the sale of additional shares of our common stock, shareholders will experience dilution.

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

In order to maintain our rights to the New York Canyon Project, we will be required to make annual filings with federal and state regulatory agencies and/or be required to complete assessment work on the New York Canyon Project.

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

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activities and if we do not obtain additional financing, our business will fail.

We were incorporated on January 21, 2000 and to date have been involved primarily in organizational activities, the acquisition of mineral claims and the exploration and development on these claims. We have no exploration history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $13,682,690. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

-	our ability to locate a profitable mineral property; and
-	our ability to generate revenues.

Our plan of operation calls for significant expenses in connection with the exploration of the New York Project, which will require us to obtain additional financing. We recorded a net operating loss of $7,692,137 for the year ended June 30, 2006 and have an accumulated deficit of $13,682,690 since inception. As at the date of this Annual Report, we had cash of approximately $291,149 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $4,539,550. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and base and precious metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

In order to keep the mineral properties in good standing, we need to make payments to vendors and operators who have performed work on the properties; otherwise there is a risk a lien may be placed on the properties.

We currently owe approximately $313,000 to one vendor/operator for work performed on our mineral properties. There is a risk that this vendor can place a lien on the properties for which the work was performed. We are negotiating with vendor to ensure that amounts due are paid and that we avert this risk.

Because we have not commenced business operations, we face a high risk of business failure.

We have not earned any revenues as of the date of this Annual Report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

We have no known mineral reserves and if we cannot find any, we will have to cease operations.

We have no mineral reserves. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability is subject to further risks including:

-

Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

-	Availability and costs of financing;
-	Ongoing costs of production; and
-	Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the New York Canyon Project and such other factors as government regulations, including regulations relating to allowable production, exporting of minerals, and environmental protection. If we do not find a mineral reserve or define a mineral inventory containing gold, silver, copper, zinc or iron or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and you will lose your investment.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

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

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

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

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages if and when we conduct mineral exploration activities.

The search for valuable minerals involves numerous hazards. As a result, if and when we conduct exploration activities we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Even if we discover commercial reserves of precious metals on our optioned mineral claims, we may not be able to successfully obtain commercial production.

Our optioned mineral claims do not contain any known bodies of ore. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place those mineral claims into commercial production. At this time, there is a risk that we will not be able to obtain such financing as and when needed.

If the price of base and precious metals declines, our financial condition and ability to obtain future financings will be impaired.

The price of base and precious metals is affected by numerous factors, all of which are beyond our control. Factors that tend to cause the price of base and precious metals to decrease include the following:

(a)	Sales or leasing of base and precious metals by governments and central banks;

(b)	A low rate of inflation and a strong US dollar;

(c)	Speculative trading;

(d)	Decreased demand for base and precious metals industrial, jewelry and investment uses;

(e)	High supply of base and precious metals from production, disinvestment, scrap and hedging;

(f)	Sales by base and precious metals producers and foreign transactions and other hedging transactions; and

(g)

Devaluing local currencies (relative to base and precious metals price in US dollars) leading to lower production costs and higher production in certain major base and precious metals producing regions.

Our business is dependent on the price of base and precious metals. We have not undertaken hedging transactions in order to protect us from a decline in the price of base and precious metals. A decline in the price of base and precious metals may also decrease our ability to obtain future financings to fund our planned development and exploration programs.

Because we are an exploration stage company, our business has a high risk of failure.

As noted in the financial statements that are included with this Annual Report, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. These conditions, as indicated in our audit report on our annual report on Form 10-KSB, raise substantial doubt as to our ability to continue as a going concern. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

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

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We are required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

(a)	Water discharge will have to meet drinking water standards;

(b)	Dust generation will have to be minimal or otherwise re-mediated;

(c)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(d)	An assessment of all material to be left on the surface will need to be environmentally benign;

(e)	Ground water will have to be monitored for any potential contaminants;

(f)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

(g)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

If we become subject to increased environmental laws and regulation, our operating expenses may increase.

Our development and production operations are regulated by both US Federal and Nevada state environmental laws that relate to the protection of air and water quality, hazardous waste management and mine reclamation. These regulations will impose operating costs on us. If the regulatory environment for our operations changes in a manner that increases costs of compliance and reclamation, then our operating expenses would increase with the result that our financial condition and operating results could be adversely affected.

We may conduct further offerings in the future in which case your shareholdings will be diluted.

Since our inception we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be lower. This condition is often referred to as "dilution.” The result of this could reduce the value of your stock.

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

ITEM 7.                 FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors
of Canyon Copper Corp. (formerly Aberdene Mines Limited)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Canyon Copper Corp. (formerly Aberdene Mines Limited) (An Exploration Stage Company) as of June 30, 2006 and 2005 and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from January 21, 2000 (Date of Inception) to June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canyon Copper Corp. (formerly Aberdene Mines Limited) (An Exploration Stage Company), as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and accumulated for the period from January 21, 2000 (Date of Inception) to June 30, 2006, in conformity with generally accepted accounting principles used in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue, has a working capital deficit and has incurred significant losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

October 6, 2006

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	June 30,	June 30,
	2006	2005
	$	$

ASSETS
Current Assets
Cash	139,750	48,816
Amount receivable	3,000	–
Investment securities	224,053	294,077
Prepaid expenses and deposits	26,362	10,082
Total Current Assets	393,165	352,975
Property and Equipment (Note 3)	10,811	4,221
Total Assets	403,976	357,196

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	377,811	70,635
Accrued liabilities (Note 5)	220,906	44,698
Due to related parties (Note 6)	9,092	58,633
Convertible debentures (Note 7)	284,999	–
Total Current Liabilities	892,808	173,966
Convertible Debentures (Note 7)	–	284,999
Total Liabilities	892,808	458,965
Contingencies and Commitments (Notes 1 and 11)
Subsequent Events (Note 13)
Stockholders’ Deficit
Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 500,000 shares	5	5
Common Stock
Authorized: 500,000,000 shares, par value $0.00001
Issued and outstanding: 65,705,596 shares and 53,991,852
shares, respectively	658	540
Additional Paid-in Capital	13,193,195	6,325,951
Accumulated Other Comprehensive Loss	–	(437,712)
Deficit Accumulated During the Exploration Stage	(13,682,690)	(5,990,553)
Total Stockholders’ Deficit	(488,832)	(101,769)
Total Liabilities and Stockholders’ Deficit	403,976	357,196

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from
	January 21, 2000	For the
	(Date of Inception)	Year Ended
	to June 30,	June 30,
	2006	2006	2005
	$	$	$
Revenue	–	–	–

Expenses
Depreciation	5,540	3,532	1,002
Foreign exchange loss (gain)	(26,812)	12,900	(39,712)
General and administrative	6,832,135	4,301,001	1,064,799
Impairment of mineral property costs	2,281,542	405,000	1,876,500
Mineral exploration costs	3,597,667	2,509,786	592,582
Total Operating Expenses	12,690,072	7,232,219	3,495,171
Operating Loss	(12,690,072)	(7,232,219)	(3,495,171)
Other Expenses
Interest on convertible debentures	(223,338)	(27,571)	(193,297)
Impairment loss on investment securities	(354,979)	(354,979)	–
Loss on sale of investment securities	(411,430)	(88,332)	(323,098)
Gain (Loss) on settlement of related party debt	(2,871)	10,964	(13,835)
Total Other Expenses	(992,618)	(459,918)	(530,230)
Net Loss	(13,682,690)	(7,692,137)	(4,025,401)
Other Comprehensive Loss
Unrealized loss on investment securities	–	–	(437,712)
Comprehensive Loss	(13,682,690)	(7,692,137)	(4,463,113)
Net Loss Per Share – Basic and Diluted		(0.13)	(0.06)

Weighted Average Shares Outstanding		60,903,000	65,202,000

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from
	January 21, 2000	For the
	(Date of Inception)	Year Ended
	to June 30,	June 30,
	2006	2006	2005
	$	$	$
Operating Activities

Net loss	(13,682,690)	(7,692,137)	(4,025,401)

Adjustments to reconcile net loss to net cash used in
operating activities:

Depreciation	5,540	3,532	1,002
Foreign exchange translation loss (gain)	(25,695)	16,302	(41,997)
Impairment of mineral property costs	2,281,542	405,000	1,876,500
Intrinsic value of beneficial conversion option	180,183	–	180,183
Impairment loss on investment securities	354,979	354,979	–
Loss on sale of investment securities	411,430	88,332	323,098
Loss (gain) on settlement of related party debt	2,871	(10,964)	13,835
Stock-based compensation	3,920,808	3,229,195	418,144
Stock issued for mineral exploration costs	9,750	9,750	–

Changes in operating assets and liabilities:

Amount receivable	(3,000)	(3,000)	–
Prepaid expenses and deposits	(26,362)	(16,280)	9,761
Accounts payable and accrued liabilities	601,187	483,384	75,561
Due to related parties	104,419	(14,992)	100,289

Net Cash Used in Operating Activities	(5,865,038)	(3,146,899)	(1,069,025)

Investing Activities

Mineral property costs	(120,000)	(120,000)	–
Proceeds from the sale of investment securities	417,251	48,123	369,128
Purchase of property and equipment	(16,351)	(10,122)	(3,212)

Net Cash Used in Investing Activities	280,900	(81,999)	365,916

Financing Activities

Proceeds from issuance of convertible debentures	1,184,655	–	284,999
Issuance of common stock	4,761,901	3,542,500	200,000
Share issuance costs	(222,668)	(222,668)	–

Net Cash Provided by Financing Activities	5,723,888	3,319,832	484,999

Increase (Decrease) in Cash	139,750	90,934	(218,110)

Cash – Beginning of Period	–	48,816	266,926

Cash – End of Period	139,750	139,750	48,816

Non-cash Investing and Financing Activities:

Preferred stock issued for investment securities	1,535,575	–	1,535,575
Investment securities used to pay the finder’s fee for the
preferred stock issuance	153,557	–	153,557
Stock issued to settle related party debt	98,198	23,585	73,124
Stock issued for mineral property acquisition costs	2,161,542	285,000	1,876,500

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2006
(Expressed in US dollars)

								Deficit
							Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Other	During the
		Par		Par	Paid-in	Stock	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$

Balance – January 21,
2000 (Date of Inception)	–	–	–	–	–	–	–	–	–
Issuance of stock for
services and payment of
advances for $0.002 per
share	–	–	138,000,000	1,380	273,620	–	–	–	275,000
Net loss for the period	–	–	–	–	–	–	–	(290,820)	(290,820)
Balance – June 30, 2000	–	–	138,000,000	1,380	273,620	–	–	(290,820)	(15,820)
Net loss for the year	–	–	–	–	–	–	–	(11,766)	(11,766)
Balance – June 30, 2001	–	–	138,000,000	1,380	273,620	–	–	(302,586)	(27,586)
Issuance of stock for
cash at $0.0036 per
share	–	–	20,534,814	205	74,196	–	–	–	74,401
Net loss for the year	–	–	–	–	–	–	–	(43,817)	(43,817)
Balance – June 30, 2002	–	–	158,534,814	1,585	347,816	–	–	(346,403)	2,998
Net loss for the year	–	–	–	–	–	–	–	(17,713)	(17,713)
Balance – June 30, 2003	–	–	158,534,814	1,585	347,816	–	–	(364,116)	(14,715)
Cancellation of stock
owned by a director	–	–	(88,000,000)	(880)	880	–	–	–	–
Conversion of
debentures	–	–	–	–	–	902,126	–	–	902,126
Issuance of stock for
cash at $1.50 per share	–	–	700,000	7	1,049,993	–	–	–	1,050,000
Stock issuance costs	–	–	–	–	(105,000)	–	–	–	(105,000)
Net loss for the year	–	–	–	–	–	–	–	(1,601,036)	(1,601,036)
Balance – June 30, 2004	–	–	71,234,814	712	1,293,689	902,126	–	(1,965,152)	231,375

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2006
(Expressed in US dollars)

								Deficit
							Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Other	During the
		Par		Par	Paid-in	Stock	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$

Balance – June 30, 2004	–	–	71,234,814	712	1,293,689	902,126	–	(1,965,152)	231,375

Issuance of stock for
consulting services	–	–	400,000	4	761,996	–	–	–	762,000

Cancellation of stock
issued for consulting
services	–	–	(200,000)	(2)	(727,998)	–	–	–	(728,000)

Issuance of stock
pursuant to exercise of
options	–	–	400,000	4	199,996	–	–	–	200,000

Issuance of stock
pursuant to conversion
of debentures	–	–	549,405	6	902,120	(902,126)	–	–	–

Issuance of stock
pursuant to mineral
property option
agreements	–	–	1,410,000	14	1,876,486	–	–	–	1,876,500

Issuance of stock to
settle related party debt	–	–	197,633	2	73,122	–	–	–	73,124

Cancellation of stock
owned by the President
of the Company	–	–	(20,000,000)	(200)	200	–	–	–	–

Issuance of preferred
stock for investment
securities	500,000	5	–	–	1,382,013	–	–	–	1,382,018

Unrealized loss on
investment
securities	–	–	–	–	–	–	(437,712)	–	(437,712)

Fair value of stock
options granted	–	–	–	–	384,144	–	–	–	384,144

Intrinsic value of
beneficial conversion
option of convertible
debentures	–	–	–	–	180,183	–	–	–	180,183

Net loss for the year	–	–	–	–	–	–	–	(4,025,401)	(4,025,401)

Balance – June 30, 2005	500,000	5	53,991,852	540	6,325,951	–	(437,712)	(5,990,553)	(101,769)

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2006
(Expressed in US dollars)

								Deficit
							Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Other	During the
		Par		Par	Paid-in	Stock	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$

Balance – June 30, 2005	500,000	5	53,991,852	540	6,325,951	–	(437,712)	(5,990,553)	(101,769)

Issuance of stock for
cash at $0.25 per share	–	–	5,000,000	50	1,249,950	–	–	–	1,250,000

Issuance of stock for
cash at $0.30 per share	–	–	1,500,000	15	449,985	–	–	–	450,000

Issuance of stock for
geological data a fair
value of at $0.39 per share	–	–	25,000	–	9,750	–	–	–	9,750

Issuance of stock to
settle debt at a fair
value of$0.37 per share	–	–	63,744	1	23,584	–	–	–	23,585

Issuance of stock for
cash at $0.40 per share	–	–	4,475,000	45	1,789,955	–	–	–	1,790,000

Share issuance costs	–	–	–	–	(222,668)	–	–	–	(222,668)

Issuance of stock
pursuant to a mineral
property agreement	–	–	500,000	5	284,995	–	–	–	285,000

Fair value of stock
options granted	–	–	–	–	3,229,195	–	–	–	3,229,195

Issuance of stock
pursuant to the
exercise of stock
options	–	–	150,000	2	52,498	–	–	–	52,500

Unrealized loss on
investment securities
recognized as an
impairment loss	–	–	–	–	–	–	437,712	–	437,712

Net loss for the year	–	–	–	–	–	–	–	(7,692,137)	(7,692,137)

Balance – June 30, 2006	500,000	5	65,705,596	658	13,193,195	–	–	(13,682,690)	(488,832)

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada, U.S.A. on January 21, 2000 under the name Aberdene Mines Limited. On August 7, 2006, the Company changed its name to Canyon Copper Corp. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business plan is to acquire, explore and develop mineral properties and ultimately seek earnings by exploiting mineral claims.

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. The Company has a working capital deficit of $499,643 as at June 30, 2006 and has accumulated losses from inception to June 30, 2006 totalling $13,682,690. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan is to continue raising additional funds through future equity or debt financings. See Note 13 for subsequent financing received.

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

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than- temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary. Accordingly, the Company recognized an impairment loss on the investment securities of $354,979 for the year ended June 30, 2006, as the fair value of the investment securities was below the carrying value in excess of one year.

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
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

The fair values of financial instruments, which include cash, amounts receivable, investment securities, accounts payable, accrued liabilities, due to related parties and convertible debentures were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments, except for investment securities. The fair value of investment securities Is based on quoted market values. The Company is not exposed to significant interest rate, currency exchange rate or credit risk arising from these financial instruments.

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

The Company has been in the exploration stage since its inception on March 1, 2004, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

k)

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.

	l)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2006, the Company had no items that represent comprehensive loss. As at June 30, 2005, the Company’s only component of comprehensive loss was unrealized holding losses on available for sale securities.

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	m)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Outstanding stock options for the year ended June 30, 2006 and 2005 (11,400,000 and 3,000,000 options, respectively), outstanding warrants for the year ended June 30, 2006 (4,475,000), and shares issuable on the conversion of convertible notes have been excluded from the above calculations as they would be anti-dilutive.

	n)	Stock-based Compensation

The Company has a stock-based compensation plan, whereby stock options are granted in accordance with the policies of regulatory authorities.

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. There was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

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

During the year ended June 30, 2006, the Company granted stock options to directors, officers and consultants to acquire up to 8,550,000 shares of common stock; 8,400,000 exercisable at $0.50 per share, and 150,000 exercisable at $0.35 per share. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the Year Ended	For the Year Ended
	June 30,	June 30,
	2006	2005
	$	$

Risk-free Rate	4.71%	3.66%
Expected Volatility	144%	225%
Expected Life	1.88 years	2.50 years
Expected Dividends	NIL	NIL
Fair Value Per Option	$0.38	$0.35

During the year ended June 30, 2006, the Company recorded stock-based compensation of $3,229,195 as general and administrative expense.

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	n)	Stock-based Compensation (continued)

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee options granted under the Company’s stock option plans the prior period presented.

For the Year Ended
June 30,
2005
$

Net loss — as reported	(4,025,401)
Add: Stock-based compensation expense included in net
loss — as reported	211,000
Deduct: Stock-based compensation expense
determined under fair value method	(1,094,710)

Net loss — pro forma	(4,909,111)

Net loss per share (basic and diluted) — as reported	(0.06)
Net loss per share (basic and diluted) — pro forma	(0.08)

o)	Recent Accounting Pronouncements

In February, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and in March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

p)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

3.	Property and Equipment

			June 30,	June 30,
			2006	2005
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer equipment	6,229	4,084	2,145	4,221
Office furniture	10,122	1,456	8,666	–

	16,351	5,540	10,811	4,221

4.	Mineral Properties

a)

On March 18, 2004, the Company was granted an option to acquire a 100% interest, subject to a 2% net smelter royalty, in the New York Canyon Copper Project located in Mineral County, Nevada. Under the terms of the option agreement, the Company must make cash payments of $460,000 (or share issuances at the election of the Optionors) in various stages as follows: $30,000 upon execution of the option agreement (paid), $60,000 on the first anniversary (paid); $120,000 (paid) on the second anniversary; and $250,000 (or 300,000 shares) on the third anniversary. The Company must also issue 2,000,000 shares in various stages as follows: 500,000 shares upon execution of the option agreement (issued at a fair value of $860,000 in fiscal 2005), 500,000 shares on the first anniversary (issued at a fair value of $185,000 in fiscal 2005); 500,000 shares on the second anniversary (issued at a fair value of $285,000 in fiscal 2006); and 500,000 shares on the third anniversary. The Company must incur expenditures of not less than $2,000,000 in various stages as follows: $250,000 by December 31, 2004 (incurred), an additional $750,000 by December 31, 2005 (incurred), and an additional $1,000,000 by December 31, 2006 (incurred).

b)

On July 21, 2004, the Company entered into a fifteen-year renewable lease agreement, which gives the Company the right of exploration and production of minerals in eighteen mineral claims owned by the lessor. The mineral claims are located within the area of the Company’s New York Canyon Copper Project. Under the terms of the agreement the Company must make cash payments of $25,000 on execution of the agreement (paid). On the first anniversary of the execution of the agreement the Company must make payments to the lessor of $1,000 per month, $2,000 per month after the second anniversary and $3,000 per month after the third anniversary for as long as the lease is in effect. In addition, at six and twenty-four months after the execution of the agreement the Company will give the lessor, respectively, 10,000 (issued at a fair value of $3,500 in fiscal 2005) shares and 15,000 shares (issued subsequently) of the Company’s common stock. This agreement is subject to a Net Smelter Interest payable to two parties (1.75% Net Smelter Royalty (“NSR”) + 0.5% NSR). The 1.75% is terminated upon payments of $2,000,000; then the second party will retain 1.5% NSR which will revert to 0.5% after an additional $2,000,000 is paid.

5.	Accrued Liabilities

	June 30,	June 30,
	2006	2005
	$	$

Interest accrued on convertible debentures	37,579	13,114
Mineral exploration expenditures	181,277	7,598
Professional fees and other accruals	2,050	23,986

	220,906	44,698

6.	Related Party Transactions

a)

As at June 30, 2006, the Company was indebted to the former Chief Financial Officer of the Company for $4,970 (June 30, 2005 - $19,793). The amount due is non-interest bearing, unsecured and due on demand.

Refer to Note 8(e).

	b)	As at June 30, 2006, the Company was indebted to the former Vice President of the Company for $2,294 (June 30, 2005 – $Nil). The amount due is non-interest bearing, unsecured and due on demand.

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

6.	Related Party Transactions (continued)

c)

During the year ended June 30, 2006, the Company paid consulting fees of $26,215 (2005 - $41,939) to the Chief Financial Officer, consulting fees of $23,617 (2005 - $Nil) to the former Vice President of the Company, $10,102 (2005 - $14,481) to a Director of the Company and management fees of $117,700 (2005 - $15,525) to the former President of the Company.

d)

As at June 30, 2006, the Company was indebted to the former President and a company controlled by the former President of the Company in the amount of $1,828 (June 30, 2005 - $13,457). This amount is non- interest bearing, unsecured and due on demand. During the year ended June 30, 2006, this company was paid $20,122 for rent (2005 - $Nil) and $41,403 (2005 - $30,073) for general and administrative costs.

	e)	The former Vice President of the Company owns a 22.5% interest in the mineral property optioned to the Company as described in Note 4(b).

	f)	As at June 30, 2006, the Company was indebted to a former President and a Director of the Company for $Nil (June 30, 2005 - $15,613) and $Nil (June 30, 2005- $19,770), respectively.

7.	Convertible Debentures

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company has recognized the intrinsic value of the beneficial conversion option of $180,183 as additional paid-in capital and interest expense in fiscal 2005. The Company will record the fair value of the warrants upon conversion of the convertible debentures in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.

a)

On September 22, 2004, the Company issued a convertible and callable debenture for $85,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on September 22, 2006, is unsecured and has a conversion price of $0.70 per unit. The debenture is included in current liabilities. Each unit would consist of one share of common stock and one warrant to acquire an additional share of common stock at an exercise price of $0.86 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of June 30, 2006, $11,720 of interest has been accrued and is included in accrued liabilities.

b)

On November 19, 2004, the Company issued a convertible and callable debenture for $80,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on November 19, 2006, is unsecured and has a conversion price of $0.56 per unit. The debenture is included in current liabilities. Each unit would consist of one share of common stock and one warrant to acquire an additional share of common stock at an exercise price of $0.75 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of June 30, 2006, $10,457 of interest has been accrued and is included in accrued liabilities.

c)

On December 14, 2004, the Company issued a convertible and callable debenture for $39,999 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on December 14, 2006, is unsecured and has a conversion price of $0.45 per unit. The debenture is included in current liabilities. Each unit would consist of one share of common stock and one warrant to acquire an additional share of common stock at an exercise price of $0.60 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of June 30, 2006, $5,644 of interest has been accrued and is included in accrued liabilities.

d)

On February 10, 2005, the Company issued a convertible and callable debenture for $25,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on February 10, 2007, is unsecured and has a conversion price of $0.40 per unit. Each unit would consist of one share of common stock and one warrant to acquire an additional share of common stock at an exercise price of $0.55 per share. The holder must convert all of the principal and accrued interest if any is converted.

The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of June 30, 2006, $3,074 of interest has been accrued and is included in accrued liabilities.

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

7.	Convertible Debentures (continued)

e)

On March 15, 2005, the Company issued a convertible and callable debenture for $55,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on March 15, 2007, is unsecured and has a conversion price of $0.25 per unit. Each unit would consist of one share of common stock and one warrant to acquire an additional share of common stock at an exercise price of $0.40 per share. The holder must convert all of the principal and accrued interest if any is converted.

The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of June 30, 2006, $6,684 of interest has been accrued and is included in accrued liabilities.

8.	Common Stock

For the year ended June 30, 2006:

	a)	In June 2006, the Company issued 150,000 shares of common stock for proceeds of $52,500 pursuant to the exercise of stock options.

b)

On April 30, 2006, the Company increased the number of authorized shares from 100,000,000 shares of common stock, par value of $0.00001 per share, to 500,000,000 shares of common stock, par value of $0.00001 per share.

c)

On March 16, 2006, the Company completed a private placement and issued 4,475,000 units at a price of $0.40 per unit for gross proceeds of $1,790,000. Each unit consisted of one share of common stock and one share purchase warrant. Each warrant entitles the holder to acquire one share of the Company’s common stock at $0.50 per share for a period of two years. The Company paid a finder’s fee of $86,100 and legal fees of $3,000.

	d)	On March 2, 2006, the Company issued 500,000 shares of common stock with a fair value of $285,000 pursuant to a mineral property acquisition agreement. Refer to Note 4(a).

	e)	On January 11, 2006, the Company issued 63,744 shares of common stock at a fair value of $23,585 to settle $34,549 of debt owed to the former Chief Financial Officer of the Company.

f)

On December 5, 2005, the Company issued 25,000 shares of common stock with a fair value of $9,750 and paid $25,000 to acquire mineral exploration data for areas forming part of the New York Canyon Project.

g)

On September 8, 2005, the Company completed a private placement and issued 1,500,000 shares of common stock at $0.30 per share for gross proceeds of $450,000. The Company paid a finder’s fee of $33,750 and legal fees of $3,000.

h)

On August 29, 2005, the Company completed a private placement and issued 5,000,000 shares of common stock at $0.25 per share for gross proceeds of $1,250,000. The Company paid a finder’s fee of $93,818 and legal fees of $3,000.

For the year ended June 30, 2005:

	a)	On July 6, 2004, the Company issued 900,000 shares of common stock at a fair value of $1,688,000 pursuant to the terms of the mineral property option agreements.

b)

On July 7, 2004, the Company issued 200,000 shares of common stock for consulting services to be rendered. The services were not rendered and no amount was charged to operations, however the shares had been issued. During the year ended June 30, 2005, the shares were returned and cancelled.

	c)	On January 21, 2005, the Company issued 10,000 shares of common stock at a fair value of $3,500 pursuant to the terms of a mineral property agreement.

	d)	On February 16, 2005, the President of the Company returned 20,000,000 shares of common stock of the Company to treasury for cancellation for no consideration.

	e)	On March 18, 2005, the Company issued 500,000 shares of common stock at a fair value of $185,000 pursuant to the terms of a mineral property agreement.

	f)	On June 28, 2005, the Company issued 200,000 shares of common stock at a fair value of $34,000 in consideration for consulting services.

	g)	On June 28, 2005, the Company issued 197,633 shares of common stock at a fair value of $73,124 to settle a related party debt balance of $59,289 resulting in a loss of $13,835 being recognized.

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

9.	Stock Options

On April 5, 2006, the Company established a 2006 Stock Incentive Plan (the “2006 Plan”) to issue up to a maximum of 10,000,000 shares of common stock. The maximum aggregate number of shares of common stock that may be optioned and sold under the 2006 Plan will be increased effective the first day of each of the Company’s fiscal quarters commencing April 1, 2006, by an amount equal the lesser of (i) 15% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter, or (ii) a lesser number of shares of common stock as determined by the board of directors. The exercise price for consultants can not be less than 75% of the fair market value of the common stock on the grant date. The exercise price for all others can not be less than 100% of the fair market value of the common stock on the grant date for incentive stock options and can not be less than 75% of the fair market value of the common stock on the grant date for non-qualified stock options. The Plan Administrator shall establish the option term or, if not so established, shall be ten years from the grant date.

A summary of the Company’s stock option activity is as follows:

	Year Ended		Year Ended
	June 30, 2006		June 30, 2005
				Weighted
	Number of	Weighted Average	Number of	Average Exercise
	Options	Exercise Price	Options	Price
Balance, Beginning of Year	3,000,000	$0.30	–	$–
Granted	8,550,000	0.50	3,700,000	0.34
Cancelled/Forfeited	–	–	(300,000)	0.50
Exercised	(150,000)	0.35	(400,000)	0.50
Balance, End of Year	11,400,000	$0.45	3,000,000	$0.30

As at June 30, 2006, the following options are outstanding:

		Outstanding and Exercisable
		Weighted Average
Exercise	Number of	Remaining Contractual	Weighted Average
Price	Shares	Life (years)	Exercise Price

$ 0.30	3,000,000	3.78	$ 0.30
$ 0.50	8,400,000	3.50	$ 0.50

	11,400,000	3.58	$ 0.45

10.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

		Weighted
		average
	Number of	exercise price
	Warrants	$

Balance, June 30, 2004 and 2005	–	–
Issued	4,475,000	0.50

Balance, June 30, 2006	4,475,000	0.50

As at June 30, 2006, the following share purchase warrants were outstanding:

Number of	Exercise Price
Warrants	$	Expiry Date

4,475,000	0.50	March 16, 2008

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

11.	Commitments and Contingencies

a)

On March 22, 2006, the Company entered into a Mineral Processing Research Agreement to retain a company to develop an economic alkaline hydrometallurgical process (“Process”) for the recovery of minerals in consideration for cash payments of $100,000 upon the execution of the agreement (paid), $50,000 before June 1, 2006 (paid), $50,000 before July 1, 2006 ($26,948 paid subsequently) and $50,000 before August 1, 2006. If the Company employs the Process they must grant 1,000,000 stock options to acquire 1,000,000 common shares at an exercise price of $1.00 per share exercisable for five years.

b)

On February 1, 2006, the Company entered into a consulting agreement with an individual to provide consulting services for a period of one year in consideration for $5,000 per month and the option to acquire up to 100,000 shares of common stock at an exercise price of $0.35 per share until August 1, 2007. On April 5, 2006, the Company granted 100,000 stock options exercisable at $0.50 per share for a term expiring October 7, 2007, under the Company’s 2006 Stock Incentive Plan, in lieu of the options that were to be granted under the consulting agreement.

c)

On February 1, 2006, the Company entered into a consulting agreement with an individual to provide consulting services for a period of one year in consideration for $12,000 per month and the option to acquire up to 1,000,000 shares of common stock at an exercise price of $0.35 per share until August 1, 2007. On April 5, 2006, the Company granted 1,000,000 stock options exercisable at $0.50 per share for a term expiring October 7, 2007, under the Company’s 2006 Stock Incentive Plan, in lieu of the options that were to be granted under the consulting agreement.

d)

On February 1, 2006, the Company entered into a consulting agreement with an individual to provide consulting services for a period of six months beginning on February 1, 2006 at $2,568 (Cdn$3,000) per month.

e)

On January 19, 2006 the Company entered into a consulting agreement with an individual to provide consulting services for a period of five years in consideration for $10,000 per month and the option to acquire up to 1,200,000 shares of common stock at an exercise price of $0.40 per share until January 19, 2011. On April 5, 2006, the Company granted 1,200,000 stock options exercisable at $0.50 per share for a term expiring April 5, 2011, under the Company’s 2006 Stock Incentive Plan, in lieu of the options that were to be granted under the consulting agreement.

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

h)

On April 6, 2006, the Company entered into an engagement letter with an agent pursuant to which they agreed to act as the Corporation’s sponsor in connection with a proposed listing of the Company’s common stock on the Toronto Stock Exchange and to act as the Company’s agent for a syndicated offering of up to 10,000,000 units at a price of $0.60 per unit to non-US residents pursuant to Regulation S. The Company will pay the agent CDN$53,500 (CDN$25,000 paid) and a cash commission equal to 8% of the proceeds received from units sold by the agents and will grant options to acquire units at $0.60 per unit for two years equal to 10% of the number of units sold. Each unit will consist of one share of common stock and one share purchase warrant entitling the subscriber to purchase one additional share of common stock for a period of eighteen months at a price of $0.90 per share.

i)

On April 24, 2006, the Company entered into an engagement letter with an agent pursuant to which they agreed to act as the Company’s agent in connection with a proposed listing of the Company’s common stock on the Toronto Stock Exchange and to act as the Company’s agent for a syndicated offering of up to 10,000,000 units at a price of $0.60 per unit to non-US residents pursuant to Regulation S. The Company will pay the agent $25,000 (paid) and a cash commission equal to 8% of the proceeds received from units sold by the agents and will grant options to acquire units at $0.60 per unit for two years equal to 10% of the number of units sold. Each unit will consist of one share of common stock and one share purchase warrant entitling the subscriber to purchase one additional share of common stock for a period of eighteen months at a price of $0.90 per share.

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

11.	Commitments and Contingencies (continued)

j)

On June 14, 2006, the Company entered into an engagement letter with an agent pursuant to which they agreed to act as the Company’s agent in connection with a proposed offering of up to 10,000,000 units at a price of $0.40 per unit to US residents pursuant to Rule 506 of Regulation D. The Company will pay the agent a finance fee of $25,000 (paid) and a cash commission equal to 8% of the proceeds received from units sold by the agents and will grant options to acquire units at $0.60 per unit for two years equal to 10% of the number of units sold. Each unit will consist of one share of common stock and one share purchase warrant entitling the subscriber to purchase one additional share of common stock for a period of eighteen months at a price of $0.60 per share.

12.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $6,893,000, which commence expiring in 2021. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended June 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $1,411,000 and $427,000, respectively.

The components of the net deferred tax asset at June 30, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2006	2005
	$	$
Cumulative Net Operating Loss	6,893,000	2,862,000
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	2,413,000	1,002,000
Valuation Allowance	(2,413,000)	(1,002,000)
Net Deferred Tax Asset	–	–

13.	Subsequent Events

a)

On August 3, 2006, the Company issued 15,000 shares of common stock as a minimum advanced royalty payment pursuant to the terms of the mineral property agreement entered into on July 21, 2004. Refer to Note 4(b).

b)

On August 16, 2006, the Company received unsecured loans totalling an aggregate of $186,010 (CDN$209,000) from 5 individuals. The loans are evidenced by unsecured promissory notes. Each of the notes bears interest at a rate of 15% per annum and is due on October 30, 2006. The Company is also required to pay a 7.5% administration fee on the principal amount of each of the notes. Outstanding amounts under the notes may be repaid, in whole or in part, at any time at the option of the Company without penalty.

c)

On September 12, 2006, the Company entered into a convertible loan agreement with Aton Ventures Fund Ltd. (“Aton”) pursuant to which the Company received a loan of $250,000 from Aton. On September 11, 2006 the Company entered into a convertible loan agreement with Asset Protection Fund Ltd. (“APF”) pursuant to which the Company received a loan of $250,000 from APF. The Aton loan matures on December 12, 2006 and the APF loan matures on December 11, 2006. Both loans bear interest at 8% per annum and are convertible at the option of the lender at any time prior to maturity into shares of common stock at a price of $0.30 per share. Outstanding amounts under the loans may be repaid, in whole or in part, at any time at the option of Company without penalty. For so long as the loans remain outstanding the Company has agreed not to mortgage, pledge or otherwise encumber its interest in its minerals claims in the State of Nevada. Proceeds of the loans are to be used for working capital purposes to fund the Company’s continued operations.

ITEM 8.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.              CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the year ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.              OTHER INFORMATION.

None.

PART III

ITEM 9.                 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages and titles as of October 12, 2006 are as follows:

NAME AND ADDRESS OF DIRECTOR / OFFICER	AGE	POSITION
Benjamin Ainsworth #408 – 1199 West Pender Street Vancouver British Columbia, Canada V6E 2R1	65	Director And Secretary
Kurt Bordian #408 – 1199 West Pender Street Vancouver British Columbia, Canada V6E 2R1	38	Chief Financial Officer
John Carlesso Suite 815 – 65 Queen St. W. Toronto, Ontario Canada M4S 2E5	42	Director
Milton Datsopoulos Suite 201 – 201 West Main Street Missoula, MT 59802	66	Director
Anthony Harvey Ste. 408 – 1199 West Pender Street Vancouver, British Columbia, Canada V6E 2R1	72	Director, Chairman and Chief Executive Officer
Cameron Reynolds 49 A/B Hanovergate Mansions Park Rd. London, United Kingdom NW1 4SN	35	Director
Bryan Wilson 84 Cedarcrest Crescent Richmond Hill, Ontario, Canada L4S 2P4	56	Director, President and Treasurer
Mark A. Reynolds #408 – 1199 West Pender Street Vancouver British Columbia, Canada V6E 2R1	44	Director and Vice President Finance

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years:

Benjamin Ainsworth (Director and Secretary): On May 30, 2006, Mr. Benjamin Ainsworth was appointed as our director. On May 30, 2006, Mr. Benjamin Ainsworth was appointed as our Secretary. Mr. Ainsworth is a senior geologist and mining consultant who has been involved in the mining industry for over thirty-five years.

Mr. Ainsworth joined Place Development in 1965 and held positions of Senior Geologist, Chief Geochemist, Exploration Manager – Easter Canada, Exploration Manager – Chile, and President – Place Chile, South America. Throughout the 1970’s, Mr. Ainsworth was involved in the design, budgeting and implementation of exploration programs that included large and small drill programs, geophysical surveys, geological mapping, geochemical surveys, and a full range of project evaluation studies. He is a registered Professional Engineer in the Province of British Columbia, Canada, and is a Canadian citizen by naturalization. Mr. Ainsworth is also senior geologist and mining consultant and principal of Ainsworth Jenkins Holdings Inc. and director of several reporting companies including ESO Uranium, BHR Buffalo Head Resources Ltd., Columbia Yukon Explorations Inc., Consolidated Venturex Holdings Ltd., Hathor Exploration Ltd., and Sultan Minerals Inc.

Kurt Bordian (Chief Financial Officer): On January 6, 2006, Mr. Kurt Bordian was appointed as our Chief Financial Officer. Mr. Bordian is responsible for our financial management functions. He has worked primarily in the mineral exploration and oil and gas industries over the past 10 years, and has held the position of controller with three public companies exploring and operating in the Solomon Islands, Ghana, Tunisia and

Western Canada. Mr. Bordian is also active with other public entities as operations manager and corporate secretary.

From 1996 to 2000, Mr. Bordian held the position of controller for Leigh Resource Corp. located in Vancouver, British Columbia. From July 2000 to August 2001, Mr. Bordian was a controller for Insurance Replacement Centre of Vancouver, British Columbia. From September 2001 to October 2003, Mr. Bordian worked as a self-employed accountant. Since November 2003, Mr. Bordian has been a controller for Bishop Gold Inc. located in Vancouver, British Columbia. Since November 2004, Mr. Bordian has been a director for Legal Access Technologies Inc. located in Las Vegas, Nevada. From November 2004 to April 2005, Mr. Bordian was the Chief Financial Officer for Legal Access Technologies Inc. Since July 2005, Mr. Bordian has been the corporate secretary for Calypso Acquisition Corp. located in Vancouver, British Columbia.

Mr. Bordian is a Certified General Accountant in Canada, and holds a Bachelor of Commerce (Honors) Degree from the University of Manitoba.

John Carlesso (Director): On February 22, 2006, Mr. John Carlesso was appointed as our director. Mr. Carlesso is a senior executive with over 15 years of international business and financial markets experience.

Mr. Carlesso is currently president of Apogee Minerals Ltd. (“Apogee”), a Canadian mining and exploration company developing advanced Silver-Zinc projects in South America. Apogee is focused on projects that offer significant exploration upside with the potential to be rapidly developed into producing assets. Apogee currently has a focus in the historic silver producing regions of Bolivia. Since September 2003, Mr. Carlesso has held the position of vice president, Corporate Development with Desert Sun Mining Corp., a gold mining and exploration company listed on the Toronto Stock Exchange and the American Stock Exchange. From August 2000 to September 2003, Mr. Carlesso was in Investor Relations and a director of Kasten Chase Applied Resources located in Mississauga, Ontario. Kasten Chase Applied Resources is in the business of data security. Previously, he provided capital markets, corporate finance, and strategic marketing advice to growth-oriented companies, both public and private, across a broad range of sectors. He has also held positions in the Institutional and Private Client divisions at some of Canada's largest investment dealers. Mr. Carlesso holds a Bachelor of Economics degree from the University of Western Ontario.

Milton Datsopoulos (Director): Mr. Datsopoulos joined our Board of Directors on July 1, 2004 and was appointed Chairman of the Board on April 12, 2005. Mr. Datsopoulos is the founder of and partner in Datsopoulos, MacDonald, and Lind, P.C., a multi-disciplinary law firm located in Missoula, Montana which specializes in business, environmental, and transportation law with a U.S. and international clientele. He has served on and continues to serve as a Genutec board member and director of numerous business organizations including public and private companies, including Montana Rail Link, Leigh Resource Corporation - Vancouver, BC, Montana World Trade Center, Criticare Systems and Healthrite Corporation.

Mr. Datsopoulos earned a bachelor's in Economics with high honors and a law degree with honors, both from the University of Montana. Mr. Datsopoulos and his partners have achieved the highest legal rating from the most recognized national publication that rates attorneys based upon evaluations by local attorneys and judges. He is a member of the State Bar of Montana, American Bar Association, Montana Trial Lawyers Association, and the Association of Trial Lawyers of America. Mr. Datsopoulos specializes in personal injury law, criminal law, medical malpractice and general litigation practice.

Anthony Harvey (Director, Chairman, and Chief Executive Officer): Mr. Anthony Harvey has over 40 years of consulting experience on numerous mining projects internationally with capital costs ranging up to and exceeding $400 million. Mr. Harvey has spent 30 years working with Wright Engineers Ltd. – Fluor Daniels in various management positions, including Senior Project Manager, involved in the design and construction of 14 mines world wide on behalf of major mining corporations. Mr. Harvey is presently the founder and board member of ARH Management Limited, a director of Terra Energy Inc. (TTR-TSX), former founder, president and chairman of Azco Mining Inc. (TSX, AMEX), former founder, chairman and director of Oremex Resources Inc. (ORM- TSX), and former chairman and director of Lakeshore Gold Corp. (LSG-TSX). Mr. Harvey has provided consulting services to Canyon Copper since April 2005 pursuant to a consulting agreement dated as of April 1, 2005.

Cameron Reynolds (Director): Mr. Reynolds was appointed our Chief Financial Officer and a Director on May 6, 2004. Mr. Reynolds resigned as Chief Financial Officer on January 6, 2006 continues to act as a member of the our board of directors. Mr. Reynolds has a very strong mix of management experience and qualifications that will be a strong asset for us.

For the past 10 years Mr. Reynolds has worked either as an officer or director of five dynamic high-growth companies in both the mining and biotech fields across three continents. Mr. Reynolds has had extensive international experience specializing in the structuring, management and strategic planning of successful startup companies. From June 1995 to October 2002, he was Vice President and a director of Reynorg Management Inc., a private company that provided management and capital for early stage growth companies. From April 1998 to October 2001, Mr. Reynolds was Corporate Secretary of Probio International Inc., a private company engaged in the business of commercializing intellectual property in the animal biotechnology fields. He is also currently a director of Empress Ventures, a private company providing services for start-up companies.

Mr. Reynolds holds both an MBA and an undergraduate commerce degree from the University of Western Australia, as well as several other industry qualifications

Bryan Wilson (Director, President and Treasurer): Effective March 6, 2006, Bryan Wilson was appointed as a member of our Board of Directors. Effective May 30, 2006, Mr. Wilson was also appointed as our President and Treasurer.

Mr. Wilson has worked in the fields of mining exploration and development for 18 years and financial services for 12 years. He has filled various roles such as Project Geologist/Manager for Shell Canada; Consultant, Financial Advisor for Scotia McLeod; Mining Analyst for C.M. Oliver; and Corporate Finance Specialist for Dominick & Dominick and Thames Capital. He is currently responsible for our executive management functions, including regulatory filing and our day-to-day administrative operations. Within the mining industry, Mr. Wilson has acquired broad international exposure to a variety of mineral commodities and has worked throughout the world. In 1981, Shell Canada's East Kemptville Tin Mine which was discovered and developed under his supervision (50.0 million tonnes @ 0.23% Tin).

Mark A. Reynolds (Director, Vice President, Finance) Mr. Reynolds has a Bachelor of Business Administration from Edith Cowan University of Western Australia and over twenty years of experience in mining and finance. Mr. Reynolds, previously a stock broker, concentrated on financing and development of numerous mining and oil & gas companies. Mark has developed and maintains strategic relationships with numerous contacts within the international institutional and brokerage communities.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

Our audit committee currently consists of the following directors: Anthony Harvey, Milton Datsopolous and John Carlesso. The audit committee is responsible for:

(1)	selection and oversight of our independent accountant;
(2)	establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters;
(3)	establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters;
(4)	engaging outside advisors; and
(5)	funding for the outside auditory and any outside advisors engagement by the audit committee.

Our board of directors has adopted an Audit Committee Charter which provides appropriate guidance to Audit Committee members as to their duties.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not presently have a director who meets the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. The disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us, and the accuracy, completeness and timeliness of our financial reports.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics was attached as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2003, filed with the SEC on August 26, 2003. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, and written representations from certain Reporting Persons that, other than as described below, no other reports were required for those persons, we believe that, during the year ended June 30, 2006, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Benjamin Ainsworth Director And Secretary	One	One	None
Kurt Bordian Chief Financial Officer	One	One	None
John Carlesso Director	One	One	One
Milton Datsopoulos Director	One	One	None
Anthony Harvey Director, Chairman and Chief Executive Officer	One	One	None
Cameron Reynolds Director	One	One	None
Bryan Wilson Director, President and Treasurer	None	None	None

ITEM 10.                EXECUTIVE COMPENSATION.

Management Compensation

The following table summarizes the compensation awarded to, earned by, or paid to our President and Chief Executive Officer and other officers and directors who received annual compensation in excess of $100,000 (the “Named Executive Officers”) for each of our three most recently completed fiscal years.

SUMMARY COMPENSATION TABLE(1)
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compen- sation	Awards		Payouts	All Other Compen- sation
						Restricted Stock Awarded	Options/ SARs*(1) (#)	LTIP payout ($)
Anthony Harvey(3)	CEO, Chairman & Director	2006 2005 2004	$0 $0 N/A	$0 $0 N/A	$0 $0 N/A	0 0 N/A	0 500,000 N/A	$0 $0 N/A	$0 $0 N/A
Bryan Wilson (3)	President, Treasurer & Director	2006 2005 2004	$10,130 N/A N/A	$0 N/A N/A	$0 N/A N/A	0 N/A N/A	500,000 N/A N/A	$0 N/A N/A	$0 N/A N/A
Kurt Bordian(2)	CFO	2006 2005 2004	$26,215 N/A N/A	$0 N/A N/A	$0 N/A N/A	0 N/A N/A	500,000 N/A N/A	$0 N/A N/A	$0 N/A N/A
Mark Reynolds(4)	VP, Finance & Director	2006 2005 2004	$60,000 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	1,200,000 N/A N/A	0 N/A N/A	0 N/A N/A
Cameron Reynolds	Director & Former CFO	2006 2005 2004	$0 $0 $0	$0 $0 $0	$41,939 $12,350 $0	0 0 0	500,000 700,000 0	$0 $0 $0	$0 $0 $0
Benjamin Ainsworth (3)	Secretary & Director	2006 2005 2004	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	0 N/A N/A	0 N/A N/A	$0 N/A N/A	$0 N/A N/A
Brent Jardine (3)	Former Director, Former President & Former CEO	2006 2005 2004	$117,700 $0 $0	$0 $0 $0	$0 $15,525 $0	0 0 0	500,000 500,000 0	$0 $0 $0	$0 $0 $0
Robert F. Weicker (3)	Former VP & Former Director	2006 2005 2004	$0 $0 $0	$0 $0 $0	$0 $0 $250,000	0 0 0	400,000 500,000 0	$0 $0 $0	$0 $0 $0
Hugh Grenfal, Jr.	Former President, Former CEO, Former Treasurer, Former CFO & Former Director	2006 2005 2004	N/A N/A $0	N/A N/A $0	N/A N/A $0	N/A N/A 0	N/A N/A 0	N/A N/A $0	N/A N/A $0
Notes:
(1)	See “Compensation Of Directors” below for information regarding stock options granted to our named executive officers.
(2)	Mr. Bordian became Chief Financial Officer on January 6, 2006.
(3)

On May 30, 2006 Brent Jardine, Robert Weicker and Timothy Hipsher resigned from our board of directors. Effective May 30, 2006, we made the following board and officer appointments: (i) Anthony Harvey and Benjamin Ainsworth were appointed to our board of directors to fill the vacancies created following the resignations of Mr. Jardine, Mr. Weicker and Mr. Hipsher from the board; (ii) Mr. Harvey was appointed as our Chairman and Chief Executive Officer; (iii) Mr. Ainsworth was appointed as our Secretary; and (iv) Bryan Wilson, presently a member of our board of directors, was appointed as our President and Treasurer.

(4)

On October 2, 2006, Mark A. Reynolds was appointed as a member of the Board of Directors of the Company. On October 6, 2006 Mr. Reynolds was subsequently appointed as our Vice President of Finance. Mr. Reynolds currently receives consulting fees of $10,000 per month under a consulting agreement dated January 19, 2006. Mr. Reynolds will continue to receive the consulting fees as our Vice President of Finance.

Compensation of Directors

We do not regularly compensate our directors for their time spent on behalf of Canyon, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings. The following options to purchase our common shares were granted to our directors in fiscal 2006. All of the options were vested on the date of grant and are exercisable immediately:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Name	Number of Securities Underlying Options Granted	% of Total Options Granted To Employees	Exercise Price (per Share)	Market Price on Date of Grant	Expiration Date
Bryan Wilson, President and Treasurer	500,000	5.8%	$0.50	$0.59	April 5, 2008
Kurt Bordian, Chief Financial Officer	500,000	5.8%	$0.50	$0.59	April 5, 2008
John Carlesso, Director	1,000,000	11.7%	$0.50	$0.59	April 5, 2008
Milton Datsopoulos Director and Former Chairman	500,000	5.8%	$0.50	$0.59	April 5, 2011
Brent Jardine, Former Director, President and Chief Executive Officer	500,000	5.8%	$0.50	$0.59	April 5, 2011
Cameron Reynolds, Director	500,000	5.8%	$0.50	$0.59	April 5, 2011
Mark A. Reynolds	1,200,000	14%	$0.50	$0.59	April 5, 2011
Timothy Hipsher Former Director	500,000	5.8%	$0.50	$0.59	April 5, 2011
Robert F. Weicker Former Director President & CEO	400,000	4.7%	$0.50	$0.74	April 25, 2011

Aggregated Option/SAR Exercises in Last Fiscal Year and Financial Year-End Option/SAR Value

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FISCAL YEAR FISCAL YEAR-END OPTION/SAR VALUES
Name	Common Shares Acquired on Exercise ($)	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In- The-Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Anthony Harvey Director, Chairman and Chief Executive Officer	Nil	N/A	500,000 / 0	$50,000/N/A(1)
Kurt Bordian, Chief Financial Officer	Nil	N/A	500,000 / 0	NIL/N/A(1)
Mark A. Reynolds Director, Vice President Finance	Nil	N/A	1,200,000/0	Nil/N/A(1)
Cameron Reynolds Director	Nil	N/A	1,200,000 / 0	$70,000/N/A(1)
Robert Weicker, Former Director, President and CEO	Nil	N/A	400,000/0	NIL/N/A
Bryan Wilson, President and Treasurer	Nil	N/A	500,000 / 0	NIL/N/A(1)
Milton Datsopolous, Director	Nil	N/A	1,000,000/0	$50,000/N/A

(1)

The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of June 30, 2006 ($0.40 per share on OTC Bulletin Board) and the exercise price of the individual’s options.

EQUITY COMPENSATION PLAN INFORMATION

Our 2004 Non-qualified Stock Option Plan (the “2004 Plan”) is intended to provide incentives to our employees, directors and consultants by providing them with opportunities to purchase shares of our common stock. The 2004 Plan is effective as of June 17, 2004 and all stock options granted under the 2004 Plan must be granted within ten years from the date the 2004 Plan was adopted. We originally registered the 2004 Plan on June 17, 2004 pursuant to a registration statement on Form S-8. Effective April 6, 2005, we amended the 2004 Plan and increased the total of common shares reserved for issuance under the 2004 Plan from one million to a total of four million common shares.

Our Board of Directors is authorized to administer the 2004 Plan. In doing so, our Board of Directors may: (i) designate optionees; (ii) determine the terms and provisions of respective option agreements (which need not be identical) including, but not limited to, the number of shares to be covered by each option, provisions concerning the time or times when and the extent to which the options may be exercised, and the nature and duration of restrictions as to transferability or restrictions constituting substantial risk of forfeiture; (iii) accelerate the right of an optionee to exercise, in whole or in part, any previously granted option; (iv) interpret the provisions and supervise the administration of the 2004 Plan; (v) determine the fair market value of shares issuable under the 2004 Plan; (vi) designate the type of options to be granted to an optionee; and (vii) determine any other matter which is necessary or desirable for, or incidental to, the administration of the 2004 Plan. On April 5, 2006, our Board of Directors approved the 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan became effective on April 5, 2006. The 2006 Plan provides that the option price be the fair market value of the stock at the date of grant as determined by our Board of Directors. Options granted become exercisable and expire as determined by our Board of Directors, see “2006 Stock Incentive Plan,” below.

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2006
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	10,000,000	$0.50 per share	1,450,000
Equity Compensation Plans not approved by security holders	3,000,000	$0.30 per share	500,000
Total	13,000,000	$0.30 per share	1,950,000

2006 Stock Incentive Plan

On April 5, 2006, we established our 2006 Stock Incentive Plan (the “2006 Plan”). The purpose of the 2006 Plan is to enhance the long-term stockholder value of the Company by offering opportunities to our directors, officers, employees and eligible consultants and any entity that directly or indirectly is in control of or is controlled by the Company (a “Related Company”) to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service or a Related Company.

The 2006 Plan is administered by our Board of Directors or by a committee of two or more non-employee directors appointed by our Board of Directors (the "Plan Administrator"). Subject to the provisions of the 2006 Plan, the Plan Administrator has full and final authority to grant the awards of stock options and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto. Options granted under the 2006 Plan may be either "incentive stock options," which qualify for special tax treatment under the Internal Revenue Code of 1986, as amended, (the "Code"), nonqualified stock options or restricted shares.

All of our employees and members of our Board of Directors are eligible to be granted options. Individuals who have rendered or are expected to render advisory or consulting services to us are also eligible to receive options. The maximum number of shares of our Common Stock with respect to which options or rights may be granted under the 2006 Plan to any participant is 10,000,000 shares with the number of authorized shares under the 2006 Plan increasing on the first day of each quarter beginning with the fiscal quarter commencing April 1, 2006 by the lesser of the following amounts: (1) 15% of the total increase in the number of shares of Common Stock outstanding during the previous fiscal quarter; or (2) a lesser number of shares of Common Stock as may be determined by the Board, subject to certain adjustments to prevent dilution.

The exact terms of the option granted are contained in an option agreement between us and the person to whom such option is granted. Eligible employees are not required to pay anything to receive options. The exercise price for incentive stock options must be no less than 75% of the fair market value of the Common Stock on the date of grant. The exercise price for nonqualified stock options is determined by the Plan Administrator in its sole and complete discretion. An option holder may exercise options from time to time, subject to vesting. Options will vest immediately upon death or disability of a participant and upon certain change of control events.

The Plan Administrator may amend the 2006 Plan at any time and in any manner, subject to the following: (1) no recipient of any award may, without his or her consent, be deprived thereof or of any of his or her rights thereunder or with respect thereto as a result of such amendment or termination; and (2) any outstanding incentive stock option that is modified, extended, renewed, or otherwise altered must be treated in accordance with Section 424(h) of the Code.

The 2006 Plan terminates on April 5, 2016 unless sooner terminated by action of our Board of Directors. All awards granted under the 2006 Plan expire ten years from the date of grant, or such shorter period as is determined by the Plan Administrator. No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our Common Stock not purchased thereunder may again be available for issuance under the 2006 Plan.

We have not yet filed a registration statement under the Securities Act of 1933 to register the shares of our Common Stock reserved for issuance under the 2006 Plan.

None of the following persons has any substantial or material interest, directly or indirectly, by way of beneficial ownership of securities or otherwise, in any matter to be acted on at the special meeting except for our current and future directors and executive officers inasmuch as they may be granted stock options or stock awards pursuant to our 2006 Plan:

1.	each person who has been one of our directors or executive officers at any time since the beginning of our last fiscal year;

2.	each nominee for election as one of our directors; or

3.	any affiliate or associate of any of the foregoing persons.

CHANGE IN CONTROL ARRANGEMENTS

None.

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 3, 2006 by: (i) each of our directors and nominees, (ii) each of our named executive officers, and (iii) officers and directors as a group. Other than as described below, no person or group is known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock(1)
Directors and Officers
Common Stock	Benjamin Ainsworth Director And Secretary #408 – 1199 West Pender Street Vancouver British Columbia, Canada V6E 2R1	-Nil-	*
Common Stock	Kurt Bordian Chief Financial Officer #408 – 1199 West Pender Street Vancouver British Columbia, Canada V6E 2R1	540,000 shares Direct(1)(2)	*

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock(1)
Common Stock	John Carlesso Director Suite 815 – 65 Queen St. W. Toronto, Ontario Canada M4S 2E5	2,000,000 shares Direct 1)(3)	3%
Common Stock	Milton Datsopoulos Director Suite 201 – 201 West Main Street Missoula, MT 59802	1,000,000 shares Direct 1)(4)	1.5%
Common Stock	Anthony Harvey Director, Chairman and Chief Executive Officer Ste. 408 – 1199 West Pender Street Vancouver, British Columbia, Canada V6E 2R1	4,660,000 shares Direct 1)(7)	7.1%
Common Stock	Cameron Reynolds Director 49 A/B Hanovergate Mansions Park Rd. London, United Kingdom NW1 4SN	1,392,633 shares1)(4) Direct	2.1%
Common Stock	Mark A. Reynolds Director, Vice President Finance Ste. 408 – 1199 West Pender Street Vancouver, British Columbia, Canada V6E 2R1	11,199,998 shares Direct 1)(2)	17%
Common Stock	Bryan Wilson Director, President and Treasurer 84 Cedarcrest Crescent Richmond Hill, Ontario, Canada L4S 2P4	500,000 shares1)(4) Direct	*
Common Stock	All Officers and Directors as a Group (8 persons)	21,292,631 shares Direct	30.4%
5% Stockholders
Common Stock	Anthony Harvey Ste. 408 – 1199 West Pender Street Vancouver, British Columbia, Canada V6E 2R1	4,660,000 shares Direct 1)(7)	7.1%
Common Stock	Clarion Finanz AG Gerbergasse 5 Zurich, Switzerland CH 8023	3,700,000 shares Direct	5.6%
Common Stock	Mark A. Reynolds Director, Vice President Finance Ste. 408 – 1199 West Pender Street Vancouver, British Columbia, Canada V6E 2R1	11,199,998 shares Direct 1)(2)	17%
Notes
*	Less than 1%.
(1)

Applicable percentage of ownership is based on 65,720,596 shares of Common Stock outstanding as of October 3, 2006 together with securities exercisable or convertible into shares of Common Stock within 60 days of October 3, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of October 3, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

The number of shares listed as beneficially owned by Mr. Bordian consists of (i) 20,000 shares of common stock owned directly by Mr. Bordian, (ii) warrants to purchase 20,000 shares of common stock exercisable at $0.50 per share, with each warrant entitling Mr. Bordian to purchase one additional share for a period of two years until February 28, 2008, (iii) options to purchase 500,000 shares of Common Stock exercisable at $0.50 per share until April 5, 2008.

(3)

The number of shares listed as beneficially owned by Mr. Carlesso consists of 1,000,000 shares of common stock held directly by Mr. Carlesso and options to purchase 1,000,000 shares of Common Stock exercisable at $0.50 per share until April 5, 2008.

(4)

The number of shares listed as beneficially owned by Mr. Datsopoulos consists of: (i) options to purchase 500,000 shares of Common Stock exercisable at $0.30 per share until April 8, 2010; and (ii) options to purchase 500,000 shares of Common Stock exercisable at $0.50 per share until April 5, 2011.

(5)

The number of shares listed as beneficially owned by Mr. Reynolds consists of: (i) 192,633 shares of Common Stock held directly by Mr. Reynolds, (ii) options to purchase 700,000 shares of Common Stock exercisable at $0.30 per share until April 8, 2010; and (ii) options to purchase 500,000 shares of Common Stock exercisable at $0.50 per share until April 5, 2011.

(6)	The number of shares listed as beneficially owned by Mr. Wilson consists of options to purchase 500,000 shares of Common Stock exercisable at $0.50 per share until April 5, 2008.
(7)

The number of shares listed as beneficially owned by Mr. Harvey consists of: (i) 4,160,000 shares of Common Stock owned directly by Mr. Harvey, and (ii) options to purchase 500,000 shares of Common Stock exercisable at $0.30 per share owned directly by Mr. Harvey.

(8)

The number of shares listed as beneficially owned by Mr. Reynolds consists of: (i) 9,999,998 shares of Common Stock held directly by Mr. Reynolds, (ii) options to purchase 1,200,000 shares of common stock within 60 days of the date of this prospectus. .Under a Share Transfer Agreement dated October 3, 2006, Mark A. Reynolds acquired a total of 9,999,998 shares of our common stock representing approximately 15.2% of our current issued and outstanding shares of common stock from our former president, Brent Jardine.

ITEM 12.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of the following parties has during the past two fiscal years had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

Mr. Mark Reynolds currently receives consulting fees of $10,000 per month under a consulting agreement dated January 19, 2006. Mr. Reynolds will continue to receive the consulting fees as our Vice President of Finance.

As at June 30, 2006, we were indebted to the former Chief Financial Officer of the Company for $4,970 (June 30, 2005 - $19,793). The amount due is non-interest bearing, unsecured and due on demand. As at June 30, 2006, we were indebted to the former Vice President of the Company for $2,293 (June 30, 2005 – nil). The amount due is non-interest bearing, unsecured and due on demand.

During the year ended June 30, 2006, we paid consulting fees of $26,215 (2005 - $41,939) to the Chief Financial Officer, consulting fees of $23,617 (2005 - $nil) to our former Vice President, $10,102 (2005 - $14,481) to a director of Canyon and management fees of $117,700 (2005 - $15,525) to our former president Mr. Jardine.

As at June 30, 2006, we were indebted to our former President Mr. Jardine and a company controlled by Mr. Jardine in the amount of $1,828 (June 30, 2005 - $13,457). This amount is non-interest bearing, unsecured and due on demand. During the year ended June 30, 2006, this company was paid $20,122 for rent (2005 - $Nil) and $41,403 (2005 - $30,073) for general and administrative costs

ITEM 13.              EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation.

3.2	Bylaws.(1)

4.1	Specimen Stock Certificate.

10.1	2004 Nonqualified Stock Option Plan.(7)

10.2	2006 Stock Incentive Plan dated April 5, 2006.(15)

10.3	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between Aberdene Mines Limited and Langley Park Investments PLC.(8)

10.4	Debenture Purchase Agreement dated March 9, 2004 between Aberdene Mines Limited and Astra Star Limited.(9)

10.5	Convertible, Callable, Subordinated Debenture dated March 9, 2004 between Aberdene Mines Limited and Astra Start Limited. (9)

10.6	Debenture Purchase Agreement dated March 15, 2004 between Aberdene Mines Limited and Norad Limited. (9)

10.7	Convertible, Callable, Subordinated Debenture dated March 15, 2004 between Aberdene Mines Limited and Norad Limited. (9)

10.8	Debenture Purchase Agreement dated May 15, 2004 between Aberdene Mines Limited and Norad Limited.(10)

10.9	Convertible, Callable, Subordinated Debenture dated May 15, 2004 between Aberdene Mines Limited and Norad Limited.(10)

10.10	Debenture Purchase Agreement dated September 22, 2004 between Aberdene Mines Limited and Norad Limited.(11)

10.11	Convertible, Callable, Subordinated Debenture dated September 22, 2004 between Aberdene Mines Limited and Norad Limited.(11)

10.12	Debenture Purchase Agreement dated November 19, 2004 between Aberdene Mines Limited and Glenkirk International.(11)

10.13	Convertible, Callable, Subordinated Debenture dated November 19, 2004 between Aberdene Mines Limited and Glenkirk International.(11)

10.14	Debenture Purchase Agreement dated February 10, 2005, effective December 14, 2004 between Aberdene Mines Limited and Riannon Limited.(12)

10.15	Convertible, Callable, Subordinated Debenture dated February 10, 2005, effective December 14, 2004 between Aberdene Mines Limited and Riannon Limited.(12)

10.16	Debenture Purchase Agreement dated February 10, 2005 between Aberdene Mines Limited and Riannon Limited.(12)

10.17	Convertible, Callable, Subordinated Debenture dated February 10, 2005 between Aberdene Mines Limited and Riannon Limited.(12)

Exhibit
Number	Description of Exhibit

10.18	Debenture Purchase Agreement dated March 15, 2005 between Aberdene Mines Limited and Riannon Limited.(12)

10.19	Convertible, Callable, Subordinated Debenture dated March 15, 2005 between Aberdene Mines Limited and Riannon Limited.(12)

10.20	Property Option Agreement dated March 18, 2004 between Aberdene Mines Limited, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(4)

10.21	Property Option Agreement dated April 8, 2004 between Aberdene Mines Limited and Consolidated Global Minerals Ltd. (Tuscarora Gold Project).(8)

10.22	Letter of Intent dated February 18, 2004 between Aberdene Mines Limited and MMTC Development Corp. (Tuscarora Gold Project).(4)

10.23	Property Option Agreement dated April 15, 2004 between Aberdene Mines Limited and Consolidated Global Minerals Ltd. (Cornucopia Project).(9)

10.24	Letter of Intent dated April 16, 2004 between Aberdene Mines Limited and Consolidated Global Minerals Ltd. (Slide Mine and Horsefal projects). (9)

10.25	Publicity Agreement dated February 23, 2004 between Aberdene Mines Limited and Capital Financial Media, Inc. (9)

10.26	Lease Agreement dated July 21, 2004 between Aberdene Mines Limited and Jaycor Mining, Inc. (9)

10.27	Consulting Agreement dated June 1, 2004 between Aberdene Mines Limited and Kirin Venture Capital Corp. (9)

10.28	Management Agreement dated January 1, 2005 between Aberdene Mines Limited and Brent Jardine. (13)

10.29	Amending Agreement dated October 26, 2005 between the Aberdene Mines Limited and Brent Jardine. (13)

10.30	Consulting Agreement dated April 5, 2005 between Aberdene Mines Limited and Anthony (Tony) R. Harvey.(12)

10.31	Consulting Agreement dated August 5, 2005 between Aberdene Mines Limited and Chris Broili. (13)

10.32	Consulting Agreement dated August 10, 2005 between Aberdene Mines Limited and Mel Klohn. (13)

10.33	Consulting Agreement dated August 22, 2005 between Aberdene Mines Limited and Carlo Civelli. (13)

10.34	Consulting Agreement dated September 20, 2005 between Aberdene Mines Limited and Richard Dixon. (13)

10.35	Consulting Agreement dated September 20, 2005 between Aberdene Mines Limited and Richard Kehmeier. (13)

10.36	Consulting Agreement dated January 6, 2006 between Aberdene Mines Limited and Kurt Bordian.(14)

Exhibit
Number	Description of Exhibit

10.37	Consulting Agreement dated January 19, 2006 between Aberdene Mines Limited and Mark A. Reynolds.(13)

10.38	Consulting Agreement dated February 1, 2006 between Aberdene Mines Limited and Linda Erdman.(13)

10.39	Consulting Agreement dated February 1, 2006 between Aberdene Mines Limited and Geoffrey Goodall.(13)

10.40	Consulting Agreement dated February 1, 2006 between Aberdene Mines Limited and Robert Young(13)

10.41	Consulting Agreement dated June 1, 2004 between Aberdene Mines Limited and Kirin Venture Capital Corp. (13)

10.42	Debt Settlement Agreement dated April 8, 2005 between Aberdene Mines Limited and Cameron Reynolds. (13)

10.43	Debt Settlement Agreement dated November 8, 2005 between Aberdene Mines Limited and Cameron Reynolds. (13)

10.44	Mineral Processing Research Agreement dated March 22, 2006 among Aberdene Mines Limited, Nevada Sunrise, LLC and INTOR Resources Corporation(13)

10.45	Loan Agreement dated September 12, 2006 between Canyon Copper Corp. and Aton Ventures Fund Ltd.(17)

10.46	Loan Agreement dated September 11, 2006 between Canyon Copper Corp. and Asset Protection Fund Ltd. (17)

10.47	Convertible Promissory Note dated September 12, 2006 between Canyon Copper Corp. and Aton Ventures Fund Ltd. (17)

10.48	Convertible Promissory Note dated September 11, 2006 between Canyon Copper Corp. and Asset Protection Fund Ltd. (17)

10.49	Promissory Note dated August 16, 2006 between Canyon Copper Corp. and Susan Hand. (18)

10.50	Promissory Note dated August 16, 2006 between Canyon Copper Corp. and Walter Kondrosky. (18)

10.51	Promissory Note dated August 16, 2006 between Canyon Copper Corp. and Anthony Harvey.(18)

10.52	Promissory Note dated August 16, 2006 between Canyon Copper Corp. and Kathy Huettl. (18)

10.53	Promissory Note dated August 16, 2006 between Canyon Copper Corp. and Bob Gibb. (18)

14.1	Code of Ethics.(3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit committee Charter.(3)

99.2	Disclosure Committee Charter.(3)

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 26, 2000.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 5, 2002.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(4)	Field with the SEC as an exhibit to our Current Report on Form 8-K filed on February 10, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 20, 2004.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(7)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on June 17, 2004.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(9)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed November 22, 2004.
(11)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 22, 2005.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 23, 2005.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 16, 2006.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(16)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 22, 2006.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 15, 2006.
(18)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 7, 2006.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2006 and June 30, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2006	Year Ended June 30, 2005
Audit Fees	$33,300	$17,050
Audit Related Fees	-	-
Tax Fees	$5,200	-
All Other Fees	-	-
Total	$38,500	$17,050

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by our independent auditors during the fiscal year.

No services related to Audit-Related Fees, Tax Fees or All Other Fees described above that was approved by the Audit Committee pursuant to the waiver of pre-approval provisions set forth in the applicable rules of the SEC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANYON COPPER CORP.

By:	/s/ Anthony Harvey
ANTHONY HARVEY
Chairman and Chief Executive Officer
Director
(Principal Executive Officer)
Date: October 13, 2006

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan Wilson	President, Treasurer and Director	October 13, 2006
BRYAN WILSON

Chief Financial Officer
/s/ Kurt Bordian	(Principal Accounting Officer)	October 13, 2006
KURT BORDIAN

Chairman, Chief Executive Officer
/s/ Anthony Harvey	and Director	October 13, 2006
ANTHONY HARVEY	(Principal Executive Officer)

/s/ Mark A. Reynolds	Vice President, Finance and	October 13, 2006
MARK A. REYNOLDS	Director

/s/ Benjamin Ainsworth	Secretary and Director	October 13, 2006
BENJAMIN AINSWORTH

/s/ John Carlesso	Director	October 13, 2006
JOHN CARLESSO

/s/ Milton Datsopoulos	Director	October 13, 2006
MILTON DATSOPOULOS

/s/ Cameron Reynolds	Director	October 13, 2006
CAMERON REYNOLDS