Form 10QSB
period 2006-09-30
CANYON COPPER CORP.
filed 2006-11-20
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

[   ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-33189

CANYON COPPER CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0452792
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 408 - 1199 West Pender Street
Vancouver, BC, Canada V6E 2R1
(Address of principal executive offices)

(604) 331-9326
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
Yes [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 17, 2006, the Registrant had 65,720,596 shares of common stock, with a par value of
$0.00001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Canyon” mean Canyon Copper Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)

September 30, 2006

F-i

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	September 30,	June 30,
	2006	2006
	$	$
	(unaudited)

ASSETS
Current Assets
Cash	384,652	139,750
Amount receivable	3,000	3,000
Investment securities	206,936	224,053
Prepaid expenses and deposits	23,325	26,362
Total Current Assets	617,913	393,165
Deferred Financing Costs (Note 7)	5,630	–
Property and Equipment (Note 3)	9,448	10,811
Total Assets	632,991	403,976

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	580,141	377,811
Accrued liabilities (Note 5)	91,785	220,906
Due to related parties (Note 6)	101,293	9,092
Notes payable (Note 7)	187,661	–
Convertible debt, less unamortized discount of $138,462 and $Nil, respectively (Note 8)	646,537	284,999
Total Current Liabilities	1,607,417	892,808
Commitments and Contingencies (Notes 1 and 10)
Stockholders’ Deficit
Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 500,000 shares	5	5
Common Stock
Authorized: 500,000,000 shares, par value $0.00001
Issued and outstanding: 65,720,596 and 65,705,596 shares, respectively	658	658
Additional Paid-in Capital	13,376,145	13,193,195
Deficit Accumulated During the Exploration Stage	(14,351,234)	(13,682,690)
Total Stockholders’ Deficit	(974,426)	(488,832)
Total Liabilities and Stockholders’ Deficit	632,991	403,976

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	January 21, 2000	For the
	(Date of Inception)	Three Months Ended
	to September 30,	September 30,
	2006	2006	2005
	$	$	$
Revenue	–	–	–

Expenses
Depreciation	6,903	1,363	629
Foreign exchange loss (gain)	(22,804)	4,008	20,066
General and administrative	7,063,032	230,897	253,567
Impairment of mineral property costs	2,289,492	7,950	310,118
Mineral exploration costs	3,947,979	350,312	–
Total Operating Expenses	13,284,602	594,530	584,380
Operating Loss	(13,284,602)	(594,530)	(584,380)
Other Expenses
Accretion of discounts on convertible debt	(36,538)	(36,538)	–
Interest expense	(243,697)	(20,359)	(6,405)
Impairment loss on investment securities	(372,096)	(17,117)	–
Loss on sale of investment securities	(411,430)	–	(88,332)
Loss on settlement of related party debt	(2,871)	–	–
Total Other Expenses	(1,066,632)	(74,014)	(94,737)
Net Loss	(14,351,234)	(668,544)	(679,117)
Other Comprehensive Loss
Unrealized loss on investment securities	–	–	(304,496)
Comprehensive Loss	(14,351,234)	(762,045)	(983,613)
Net Loss Per Common Share – Basic and Diluted		(0.01)	(0.01)

Weighted AverageCommon Shares Outstanding		65,715,000	56,160,000

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the
	Three Months Ended
	September 30,
	2006	2005
	$	$
Operating Activities

Net loss	(668,544)	(679,117)

Adjustments to reconcile net loss to net cash used in
operating activities:

Accretion of discounts on convertible debt	36,538	–
Depreciation	1,363	629
Financing costs	8,394	–
Foreign exchange translation loss	4,268	19,021
Impairment of mineral property costs	7,950	–
Impairment loss on investment securities	12,849	–
Loss on sale of investment securities	–	88,332
Stock-based compensation	–	45,109

Changes in operating assets and liabilities:

Prepaid expenses and deposits	3,037	(68,397)
Accounts payable and accrued liabilities	73,209	32,473
Due to related parties	92,201	23,978

Net Cash Used in Operating Activities	(428,735)	(537,972)

Investing Activities

Proceeds from the sale of investment securities	–	48,123
Purchase of property and equipment	–	(1,322)

Net Cash Used in Investing Activities	–	46,801

Financing Activities

Proceeds from issuance of convertible debentures	500,000	–
Proceeds from issuance of promissory notes	187,661
Financing costs	(14,024)	–
Issuance of common stock	–	1,566,432

Net Cash Provided by Financing Activities	673,637	1,566,432

Increase in Cash	244,902	1,075,261

Cash – Beginning of Period	139,750	48,816

Cash – End of Period	384,652	1,124,077

Non-cash Investing and Financing Activities:

Stock issued for mineral property acquisition costs	7,950	–

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. The Company has a working capital deficit of $989,504 as at September 30, 2006 and has accumulated losses from inception to September 30, 2006 totalling $14,351,234. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than- temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary. Accordingly, the Company recognized an impairment loss on the investment securities of $17,117 for the period ended September 30, 2006, as the fair value of the investment securities was below the carrying value in excess of one year.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006, the Company had no items that represent comprehensive loss. As at September 30, 2005, the Company’s only component of comprehensive loss was unrealized holding losses on available for sale securities.

	m)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Outstanding stock options for the period ended September 30, 2006 and 2005 (11,400,000 and 3,000,000 options, respectively), outstanding share purchase warrants for the period ended September 30, 2006 (4,475,000), and shares issuable on the conversion of convertible notes have been excluded from the above calculations as they would be anti-dilutive.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee options granted under the Company’s stock option plans for the prior period presented.

Three Months Ended
September 30,
2005
$

Net loss — as reported	(679,117)
Add: Stock-based employee compensation expense
included in net loss — as reported	–
Deduct: Stock-based employee compensation expense
determined under fair value method	–

Net loss — pro forma	(679,117)

Net loss per share (basic and diluted) — as reported	(0.01)
Net loss per share (basic and diluted) — pro forma	(0.01)

o)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	o)	Recent Accounting Pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

3.	Property and Equipment

			September 30,	June 30,
			2006	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer equipment	6,229	4,603	1,626	2,145
Office furniture	10,122	2,300	7,822	8,666

	16,351	6,903	9,448	10,811

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

4.	Mineral Properties

a)

On March 18, 2004, the Company was granted an option to acquire a 100% interest, subject to a 2% net smelter royalty, in the New York Canyon Copper Project located in Mineral County, Nevada. Under the terms of the option agreement, the Company must make cash payments of $460,000 (or share issuances at the election of the Optionors) in various stages as follows: $30,000 upon execution of the option agreement (paid), $60,000 on the first anniversary (paid); $120,000 (paid) on the second anniversary; and $250,000 (or 300,000 shares) on the third anniversary. The Company must also issue 2,000,000 shares in various stages as follows: 500,000 shares upon execution of the option agreement (issued at a fair value of $860,000 in fiscal 2005), 500,000 shares on the first anniversary (issued at a fair value of $185,000 in fiscal 2005); 500,000 shares on the second anniversary (issued at a fair value of $285,000 in fiscal 2006); and 500,000 shares on the third anniversary. The Company must incur expenditures of not less than $2,000,000 in various stages as follows: $250,000 by December 31, 2004 (incurred), an additional $750,000 (incurred) by December 31, 2005, and an additional $1,000,000 by December 31, 2006 (incurred).

b)

On July 21, 2004, the Company entered into a fifteen-year renewable lease agreement, which gives the Company the right of exploration and production of minerals in eighteen mineral claims owned by the lessor. The mineral claims are located within the area of the Company’s New York Canyon Copper Project. Under the terms of the agreement the Company must make cash payments of $25,000 on execution of the agreement (paid). On the first anniversary of the execution of the agreement the Company must make payments to the lessor of $1,000 per month, $2,000 per month after the second anniversary and $3,000 per month after the third anniversary for as long as the lease is in effect. In addition, at six and twenty-four months after the execution of the agreement the Company will give the lessor, respectively, 10,000 (issued at a fair value of $3,500 in fiscal 2005) shares and 15,000 shares (issued at a fair value of $7,950) of the Company’s common stock. This agreement is subject to a Net Smelter Interest payable to two parties (1.75% Net Smelter Royalty (“NSR”) + 0.5% NSR). The 1.75% is terminated upon payments of $2,000,000; then the second party will retain 1.5% NSR which will revert to 0.5% after an additional $2,000,000 is paid.

5.	Accrued Liabilities

	September 30,	June 30,
	2006	2005
	$	$

Interest accrued on convertible debentures and promissory notes	64,811	37,579
Mineral exploration expenditures	–	181,277
Professional fees and other accruals	26,974	2,050

	91,785	220,906

6.	Related Party Transactions

a)

As at September 30, 2006, the Company was indebted to the former Chief Financial Officer of the Company in the amount of $5,712 (June 30, 2006 - $4,970). The amount due is non-interest bearing, unsecured and due on demand. Refer to Note 8(e).

b)

As at September 30, 2006, the Company was indebted to the Chief Financial Officer of the Company in the amount of $6,360 (June 30, 2006 - $Nil) of general and administrative expenses incurred on behalf of the Company, the Vice President of Finance for $50,000 (June 30, 2006 - $Nil) of management fees, and the President of the Company for $22,885 of consulting fees and $14,505 (June 30, 2006 - $Nil) of travel expenses. The amount due is non-interest bearing, unsecured and due on demand.

c)

During the three month period ended September 30, 2006, the Company paid consulting fees of $17,490 (2005 - $Nil) to the Chief Financial Officer, consulting fees of $30,000 (2005 - $Nil) to the Vice President of Finance, and $16,465 (2005 - $Nil) to the President of the Company.

d)

During the three month period ended September 30, 2005, the Company paid consulting fees of $8,037 to the former Chief Financial Officer, consulting fees of $15,689 to the former Vice-President of Exploration, $4,988 to a former Director of the Company and management fees of $32,100 to the former President of the Company.

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

6.	Related Party Transactions (continued)

e)

As at September 30, 2006, the Company was indebted to the former President and a company controlled by the former President of the Company in the amount of $1,831 (June 30, 2006 - $1,828). This amount is non- interest bearing, unsecured and due on demand. During the three month period ended September 30, 2006, this company was paid $Nil for rent (2005 - $6,300) and $Nil (2005 - $10,659) for general and administrative costs.

	f)	The former Vice President of the Company owns a 22.5% interest in the mineral property optioned to the Company as described in Note 4(b).

7.	Notes Payable

On August 16, 2006, the Company received loans totalling $187,661 (Cdn$209,000) from five individuals as evidenced by unsecured promissory notes. Each note bears interest at a rate of 15% per annum and is due on October 30, 2006. As at September 30, 2006, $3,458 of interest has been accrued. The Company is also required to pay a 7.5% administration fee on the principal amount of each of the notes. At September 30, 2006, $8,394 has been recorded as interest expense and $5,630 is included as deferred financing charges. Outstanding amounts under the notes may be repaid, in whole or in part, at any time at the option of the Company without penalty.

8.	Convertible Debt

a)

On September 12, 2006, the Company entered into a convertible loan agreement with Aton Ventures Fund Ltd. (“Aton”) pursuant to which the Company received a loan of $250,000 from Aton. On September 11, 2006 the Company entered into a convertible loan agreement with Asset Protection Fund Ltd. (“APF”) pursuant to which the Company received a loan of $250,000 from APF. The Aton loan matures on December 12, 2006 and the APF loan matures on December 11, 2006. Both loans bear interest at 8% per annum and are convertible at the option of the lender at any time prior to maturity into shares of common stock at a price of $0.30 per share. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $175,000 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible loans. The carrying value of the convertible loans will be accreted to the face value of $500,000 to maturity. To September 30, 2006, accrued interest of $2,027 and has been included in accrued liabilities, and $36,538 has been accreted increasing the carrying value of the convertible loans to $361,538.

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

b)

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the beneficial conversion option of $180,183 as additional paid-in capital and interest expense in fiscal 2005. The Company will record the fair value of the warrants upon conversion of the convertible debentures in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.

i)

On September 22, 2004, the Company issued a convertible and callable debenture for $85,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on September 22, 2006, is unsecured and has a conversion price of $0.70 per unit. The debenture is included in current liabilities. Each unit would consist of one share of common stock and one warrant to acquire an additional share of common stock at an exercise price of $0.86 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of September 30, 2006, $14,023 of interest has been accrued and is included in accrued liabilities.

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

8.	Convertible Debentures (continued)

ii)

On November 19, 2004, the Company issued a convertible and callable debenture for $80,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on November 19, 2006, is unsecured and has a conversion price of $0.56 per unit. The debenture is included in current liabilities. Each unit would consist of one share of common stock and one warrant to acquire an additional share of common stock at an exercise price of $0.75 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of September 30, 2006, $12,625 of interest has been accrued and is included in accrued liabilities.

iii)

On December 14, 2004, the Company issued a convertible and callable debenture for $39,999 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on December 14, 2006, is unsecured and has a conversion price of $0.45 per unit. The debenture is included in current liabilities. Each unit would consist of one share of common stock and one warrant to acquire an additional share of common stock at an exercise price of $0.60 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of September 30, 2006, $6,728 of interest has been accrued and is included in accrued liabilities.

iv)

On February 10, 2005, the Company issued a convertible and callable debenture for $25,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on February 10, 2007, is unsecured and has a conversion price of $0.40 per unit. Each unit would consist of one share of common stock and one warrant to acquire an additional share of common stock at an exercise price of $0.55 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of September 30, 2006, $3,752 of interest has been accrued and is included in accrued liabilities.

v)

On March 15, 2005, the Company issued a convertible and callable debenture for $55,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on March 15, 2007, is unsecured and has a conversion price of $0.25 per unit. Each unit would consist of one share of common stock and one warrant to acquire an additional share of common stock at an exercise price of $0.40 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of September 30, 2006, $8,174 of interest has been accrued and is included in accrued liabilities.

9.	Common Stock

On August 3, 2006, the Company issued 15,000 with a fair value of $7,950 shares of common stock as a minimum advanced royalty payment pursuant to the terms of the mineral property agreement entered into on July 21, 2004. Refer to Note 4(b).

10.	Commitments and Contingencies

a)

On September 21, 2006, the Company received notice that it will be the defendant in an action claiming unpaid investor relations fees of $25,916 (included in accounts payable) and possibly for a retainer of $84,000 (not recognized).

b)

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

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

10.	Commitments and Contingencies

c)

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

d)

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

e)

On March 22, 2006, the Company entered into a Mineral Processing Research Agreement to retain a company to develop an economic alkaline hydrometallurgical process (“Process”) for the recovery of minerals in consideration for cash payments of $100,000 upon the execution of the agreement (paid), $50,000 before June 1, 2006 (paid), $50,000 before July 1, 2006 ($26,948 paid) and $50,000 before August 1, 2006. If the Company employs the Process they must grant 1,000,000 stock options to acquire 1,000,000 common shares at an exercise price of $1.00 per share exercisable for five years.

f)

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

h)

On February 1, 2006, the Company entered into a consulting agreement with an individual to provide consulting services for a period of six months beginning on February 1, 2006 at $2,568 (Cdn$3,000) per month.

i)

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

j)

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

k)

The Company has received requests for the voluntary production of documents and information pursuant to a U.S. Securities and Exchange Commission informal inquiry. The Company is fully cooperating with the U.S. Securities and Exchange Commission in response to its requests for information.

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

11.	Subsequent Event

a)

On November 7, 2006, the Company received loans totalling $67,102 (Cdn$75,000) from two individuals as evidenced by unsecured promissory notes. The loans bear interest at a rate of 15% per annum and mature on January 21, 2007. The Company paid a 7.5% administrative fee on the principal amounts of the loans.

b)

On October 30, 2006, the Company paid $67,342 (Cdn$75,000) of $187,661 (Cdn$209,000) promissory notes (note 7) that matured. The Company renewed $120,341 (CDN$134,000) of loans that matured. The loans are unsecured and bear interest at a rate of 15% per annum. The loans mature on January 13, 2007. In connection with the loans we agreed to pay an 7.5% administration fee to the lenders.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-QSB constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2. "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report on Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

INTRODUCTION

We were incorporated on January 21, 2000 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We currently own the rights to acquire a 100% interest in two major claim blocks comprising a total of 1,003 mineral claims, representing approximately 20,560 acres located in Mineral County, Nevada (the “New York Canyon Project”). We refer to the first block of claims as the "Copper Queen Claims,” and the second contiguous block of claims as the "Longshot Ridge Claims.” At present, we do not own any mineral claims directly.

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

Recent Corporate Developments

Since our fiscal year ended June 30, 2006, we experienced the following significant corporate developments:

1.

On November 7, 2006, our Board of Directors approved an offering of up to 166,667 units at a price of $0.30 per unit to investors pursuant to Regulation S (“Regulation S”) of the United States Securities Act of 1933, for gross proceeds of up to $50,000. Each unit will consist of one share of our common stock, par value and one share purchase warrant entitling the holder to purchase one additional share of our common stock for a period of eighteen months from the date of issuance at an exercise price of $0.40 per share. There is no assurance that the financing will be completed.

2.

On November 7, 2006 we received a loan of $21,583 (CDN$25,000) from Kathy Huettl evidenced by a promissory note. The loan is unsecured and bears interest at a rate of 15% per annum. The loan matures on January 21, 2007. In connection with the loan we agreed to pay a $1,612 (CDN$1,875) administration fee to the lender. Proceeds of the loan were used for working capital purposes to fund our continued operations. Also on November 7, 2006 we received a loan of $43,267 (CDN$50,000) from Terry Fields evidenced by a promissory note. The loan is unsecured and bears interest at a rate of 15% per annum. The loan matures on January 21, 2007. In connection with the loan we agreed to pay a $3,225 (CDN$3,750) administration fee to the lender. Proceeds of the loan were used for working capital purposes to fund our continued operations.

3.

On October 19, 2006, Cameron Reynolds resigned as a member of the Board of Directors of Canyon and the number of directors was reduced from seven to six. There was no disagreement between Mr. Reynolds and Canyon regarding any matter relating to Canyon’s operations, policies or practices.

4.

On October 2, 2006, Mark A. Reynolds was appointed as a member of the Board of Directors of Canyon. On October 6, 2006, Mr. Reynolds was subsequently appointed as our Vice President of Finance. Mr. Reynolds has a Bachelor of Business Administration from Edith Cowan University of Western Australia and over twenty years of experience in mining and finance. Mr. Reynolds, previously a stock broker, concentrated on financing and development of numerous mining and oil and gas companies. Mr. Reynolds has developed and maintains strategic relationships with numerous contacts within the international institutional and brokerage communities. Mr. Reynolds currently receives consulting fees of $10,000 per month under a consulting agreement dated January 19, 2006. Mr. Reynolds will continue to receive the consulting fees as our Vice President of Finance.

5.

On September 12, 2006, we entered into a loan agreement with Aton Ventures Fund Ltd. (“Aton”) pursuant to which we received a loan of $250,000 from Aton. On September 11, 2006, we entered into a loan agreement with Asset Protection Fund Ltd. (“APF”) pursuant to which we received a loan of $250,000 from APF. Each of the loans is evidenced by convertible promissory notes. The Aton loan bears interest at a rate of 8% per annum and matures on December 12, 2006. The APF loan bears interest at a rate of 8% per annum and matures on December 11, 2006. Each of the loans is convertible at the option of the lender at any time prior to maturity into shares of common stock of Canyon at a price of $0.30 per share. Proceeds of the loans were used for working capital purposes to fund our continued operations.

6.

On August 16, 2006, we received unsecured loans totaling an aggregate of $186,010 (CDN$209,000) from the following individuals: Walter Kondrosky, Kathy Huettl, Bob Gibb, Susan Hand, and Anthony Harvey, an officer and member of our Board of Directors. Proceeds of the loans are to be used for working capital purposes. The loans are evidenced by unsecured promissory notes (the “Notes”). Each of the Notes bears interest at a rate of 15% per annum and were due on October 30, 2006. We are also required to pay a 7.5% administration fee on the principal amount of each of the Notes. Outstanding amounts under the Notes may be prepaid, in whole or in part, at any time at our option without penalty. With the $75,000 promissory note to Susan Hand which was repaid on October 30, 2006, the term of the remaining notes was extended for an additional 75 days on the same terms and conditions. We paid $11,534 in administration fees and interest costs to three of the promissory note holders.

7.

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

8.
On August 3, 2006, we issued 15,000 shares of our common stock with a fair value of $7,950 as a minimum advanced royalty payment to Jaycor Mining, Inc. pursuant to the terms of our mineral property lease agreement with Jaycor dated July 21, 2004.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended September 30, 2006 and changes in our financial condition from June 30, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended June 30, 2006.

Our plan of operation for the next twelve months is to continue our initial exploration activities under all of the options and lease of the New York Canyon Project in Nevada.

Mineral Exploration Activities on the New York Canyon Project during the Quarter

During the year ended June 30, 2006, the majority of exploration activities for Canyon concentrated on data compilation, program planning and logistics and mobilization of the New York Canyon project. We contracted Drift Exploration Drilling Inc. (“Drift Exploration”) of High River, Alberta to conduct an initial 20,000 feet of reverse circulation (“RC”) drilling using a track mounted rig. Drift Exploration conducted more than 10,000 feet of drilling on the New York Canyon Project in 2005. Drill progress was slow due to several equipment breakdowns with hydraulic hoses, pumps and truck repairs. A total of 4,110 feet was completed in 13 holes, for an average of 205 feet per operating day. Drilling was conducted on sites permitted by Nevada Sunrise/Intor during the 2005 drill campaign. The majority of these sites are peripheral to the main zone of mineralization at Longshot Ridge to test the lateral extent of mineralization. Copper oxide was noted in most of the drill holes, but less than described in previous holes in the core of the mineralized area.

The current work program for New York Canyon project comprises drilling an initial 56 holes at Longshot Ridge to outline the mineralized zone followed by 14 drill holes at Copper Queen to test the mineralization at depth there. Geophysical surveys are intended to cover the main areas of interest to develop further drill targets. The RC drill rig was mobilized to the property at the end of March, 2006. A core rig was brought in May 8, 2006. The magnetic survey was completed in March and the IP survey began on May 10, 2006 was completed June 29. 2006. During June, 2006 a total of four RC holes for 1,660 feet (150’ per day average) and four core holes totaling 1,402 feet (74’ per day average) were completed. The total amount of Reverse circulation drilling to date is 8,803 feet in 25 holes. Core drilling amounts to 2,802 feet in eight holes, for a total overall footage drilled to date of 11,605 feet in 33 holes.

On October 18, 2006, we announced that nine new targets have been identified from the geophysical surveys completed on the New York Canyon copper project. The 2006 geophysical survey program completed on the New York Canyon property consisted of a ground magnetic survey, an induced polarization ("IP") survey, compilation and review of historic geophysical surveys and interpretation that identified additional target areas for further drilling. A 134 line kilometre ground magnetics survey was completed by Magee Geophysical Services LLC in March, 2006. Lines were oriented N15E, spaced 100 metres apart and extend from the western side of the Copper Queen zone six kilometres to the east to cover the Champion and Longshot Ridge zones. A 50.4 line kilometre dipole-dipole IP survey was completed on 17 grid lines by Zonge Geosciences Inc. Readings were taken at N=1 to 7 separations allowing an effective depth penetration of approximately 400 metres. The lines were generally spaced at 100 metres except over areas of low magnetic response where the spacing was increased to 200 or 400 metres. This IP survey provides expansive coverage over the key mineralized areas and was of sufficient density to permit 3D inversion imagery. Jim Wright of J.L. Wright Geophysics Inc. conducted the data processing, inversion and interpretation of the geophysical data.

In his report, Mr. Wright notes that the historic gravity data is important for constraining the western limits for exploration. Structures interpreted from the gravity indicate multiple stepped faults that down drop mineralized zones to the west. The magnetic survey outlines a number of possible intrusive centers, including those that are associated with the Champion, Copper Queen and Longshot Ridge mineralized zones. A substantial area measuring 1.9 km by 1.3 km correlates well with the mapped skarn and intrusive rocks at Longshot Ridge. Drilling to date on this zone has covered an approximate 450 metre by 600 metre area. Mr. Wright states, "The known copper mineralization is intimately associated with complex magnetic signatures produced by intrusions and skarn.” Little, if any, drilling has occurred within the magnetic high at the Copper Queen zone.

Mr. Wright notes that the mineralized zones and associated magnetic high areas are relative chargeability lows surrounded by very large chargeability high areas. Low resistivity has a direct correlation with all mineralized zones and active magnetic areas. Through his compilation and interpretation of the geophysical survey data, Mr. Wright developed target criteria based upon geophysical characteristics. Based on these selection criteria, nine target zones are identified that require follow up drill testing. The targets show consistent line to line correlation with structures or magnetic trends and are in areas that have not been previously drilled. Mr. Wright has recommended 14 drill holes totalling 5,320 metres to test these target zones. Drilling by Canyon has indicated that the mineralized systems have not as yet been thoroughly evaluated and substantial drilling is required to outline the extent of mineralization at Copper Queen, Champion and Longshot Ridge. The geophysical surveys provide further evidence that these three key mineralized zones may form part of the same system offset by basin and range structures and that there are additional targets that require further evaluation.

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

On June 14, 2006, we announced results from the first four of 24 holes drilled on the Longshot Ridge zone of our New York Canyon property. Subsequently, on November 15, 2006 we announced results from another six holes drilled on the Longshot Ridge zone. The drilling analysis results are shown in the table below, all holes intersected copper mineralization over the length of the hole:

HOLE ID	FROM (in feet)	TO (in feet)	LENGTH (in feet)	% Cu
06-10R	0	30	30	0.31
06-12R	0	5	5	0.35
	95	220	125	0.38
Including	195	220	25	0.57
06-16R	100	145	45	0.46
06-17C	85	115	30	2.13
06-18R	40	90	50	0.8
06-19R	0	95	95	1.08
Including	30	50	20	3.1

HOLE ID	SECTION	AZM.	DIP	FROM	TO	LENGTH	TCU*
				ft	ft	ft	%
06-1R	1200	345	80	0	395	395	0.269
including				0	150	150	0.588
and				340	380	40	0.186

06-2R	1800		90	20	45	25	0.474

06-3R	1600		90	0	305	305	0.118
including				95	165	70	0.272

06-4R	1600		60	0	40**	40	0.628

* TCu means the Total copper measured in the sample by a four acid digestion
** hole lost in mineralization at 40 feet.

The drilling program has been designed to test the extent of the mineralization at Longshot Ridge in order to provide a resource for this zone later this year. All holes reported are drilled by reverse circulation methods. Results were recently received from re-analyses conducted on all pulps generated from the 2006 drill program. Analyses were completed by ALS Chemex using their AA62 atomic absorption procedure. Sample pulps were not analysed in numeric order and therefore drill results are not provided in the order in which the holes were drilled. The six holes with analytical results currently available include 06-10R, 12R, 16R, 17C, 18R and 19R. Results for the remaining 18 holes from the 2006 drill program will be reported once received and reviewed for accuracy. Copper analyses are being conducted by Inspectorate America Corporation of Sparks, NV, an ISO 9002 accredited facility, certificate number 37295. A four acid total digestion for copper is used, followed by a hydrochloric leach to determine oxide content. Silver, molybdenum and zinc are analyzed by atomic absorption techniques.

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

Since entering into the Lease Agreement with Jaycor, we have completed two work programs on the Mayflower claim that forms part of the lease. In 2004, a single drill core labelled 04-3 was completed to a depth of 433 feet. In 2005, 10 reverse circulation drill holes were completed for a total of 3,710 feet. Additional work on the patent claims includes geological mapping and surface sampling. Proposed work on the Jaycor patented claims for 2006 includes approximately 5,000 feet of RC drilling in 10 holes and 2,000 feet of core drilling in 5 holes.

Cash Requirements Over The Next Twelve Months

ITEM AND ACTIVITY	Budget To June 30, 2007	12 Month Total Budget
LAND STATUS
2006 - 2007 claim maintenance fees	$125,000	$175,000
Monthly Payments - Patents	30,000	45,000
PERMITTING
Road and drill site work	45,000	50,000
Archeological and biological surveys	20,000	20,000
Water quality monitoring	10,000	20,000
Drill Permitting & Bonding, POO in fall	35,000	100,000
Reclamation	-	20,000
DRILL PROGRAM (includes assays & supervision)
Compile data for engineering evaluation	25,000	60,000
Drilling RC	550,000	900,000
Drilling Core	350,000	600,000
METALLURGICAL PROGRAM
Investigation into acid costs, sites, transport, etc.
Preliminary metallurgical work	55,000	105,000
Preliminary alternative leach studies	75,000	150,000
ENGINEERING & REPORTING
Engineering 43-101 Report	15,000	20,000
Modeling, Scoping study	-	50,000
GEOPHYSICAL SURVEYS
Induced polarization	70,000	70,000
Airborne radiometric survey	40,000	65,000

GEOLOGICAL MAPPING AND INVESTIGATIONS
Mapping and sampling	30,000	50,000
Contingency 10%	150,000	250,000
Management fee 5%	75,000	125,000
TOTAL	$1,700,000	$2,875,000

As at the date of this Quarterly Report we had cash of $107,000. As such, we currently do not have sufficient cash resources to meet budgeted expenditures of approximately $2,875,000 and general operating expenses of $500,000 for the next twelve months. Our existing cash balances are not sufficient to fund our exploration program and carry out our normal operations into the next fiscal year, and we will require additional financing. We anticipate that, to the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

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

RESULTS OF OPERATIONS

	First Quarter Ended September 30,
			Percentage
	2006	2005	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	594,530	584,380	1.74%
Other Expenses	74,014	94,737	(21.9)%
Net Income (Loss)	$(668,544)	$(679,117)	1.56%

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

Expenses

We incurred the following expenses during the three month period ended September 30, 2006:

	Three Months Ended September 30,
			Percentage
	2006	2005	Increase / (Decrease)
Operating Expenses:
Depreciation	$1,363	$629	117%
Foreign exchange gain	4,008	20,066	(80%)
General and administrative	230,897	253,567	(9)%
Mineral property costs	350,312	-	100%
Impairment of mineral property costs	7,950	310,118	(97)%
Other Expenses:
Accretion of discounts on convertible debt	36,538	-	100%
Interest	20,359	6,405	220.6%
Loss on sale of investment securities	-	88,332	100%
Impairment loss on investment securities	17,117	-	100%
Total Expenses	$668,544	$679,117	(1.6)%

The increase in operating expenditures for the three months ended September 30, 2006 as compared with the comparative period in 2005 is primarily attributable to the increased mineral property expenditures partially offset with a decrease in costs associated with general and administrative expenditures and a decrease in foreign exchange losses. We anticipate that the expenses will continue to increase due to our ongoing planned exploration activities, specifically our 2006 exploratory drilling program in the New York Canyon Project.

During the quarter ended September 30, 2006, we sold no Langley Park Investment Trust PLC shares, and at September 30, 2006 had a balance of 1,027,974 Langley Park shares worth $206,936. In addition, during the fiscal quarter ended September 30, 2006, we recognized interest on convertible debentures in the amount of $20,359, compared to $6,405 during the comparable period in 2005. As a result of the foregoing, net loss increased to $668,544 for the three months ended September 30, 2006 compared to $679,117 for the comparable period in 2005. This equated to a $0.01 loss per common share versus $0.01 for September 30, 2006. We recognized accretion of discounts on convertible debt in the amount of $36,538 compared to none in the comparable period in 2005. We anticipate that we will continue to incur significant losses for the next several years due to our planned exploration activities.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At September 30, 2006	At June 30, 2006	Increase / (Decrease)
Current Assets	$405,438	$139,750	190%
Current Liabilities	(1,691,803)	(892,808)	89%
Working Capital (Deficit)	$(1,286,356)	$(753,058)	71%

Cash Flows
	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005
Cash Flows used in Operating Activities	$(428,735)	$(537,972)
Cash Flows provided by Financing Activities	673,637	1,566,432
Cash Flows from (used in) Investing Activities	-	46,801
Net Increase (decrease) in Cash During Period	$244,902	$1,075,261

The increase in our working capital deficit of $489,861 as at September 30, 2006 from a working capital deficit of $499,643 as at June 30, 2006 was primarily a result of increased exploration expenditures and general and administrative expenses.

At September 30, 2006, there were $784,999 of unsecured convertible debentures outstanding. The debentures are convertible at the option of the holder during a two year period from the date of issuance into our units, which consist of one common share and one share purchase warrant. The holder must convert all of the principal and accrued interest on the debentures. The interest rate is the Bank of America prime rate plus 2.5% per annum. We are required to pay accrued interest annually on January 31st. During the three month period ended September 30, 2006, we paid consulting fees of $17,490 (2005 - $Nil) to our Chief Financial Officer, consulting fees of $30,000 (2005 - $Nil) to our Vice President of Finance, and $16,465 (2005 - $Nil) to our President.

On November 7, 2006, we received a loan of $21,583 (CDN$25,000) from Kathy Huettl evidenced by a promissory note. The loan is unsecured and bears interest at a rate of 15% per annum. The loan matures on January 21, 2007. In connection with the loan we agreed to pay a $1,612 (CDN$1,875) administration fee to the lender. Proceeds of the loan were used for working capital purposes to fund our continued operations. Also on November 7, 2006 we received a loan of $43,267 (CDN$50,000) from Terry Fields evidenced by a promissory note. The loan is unsecured and bears interest at a rate of 15% per annum. The loan matures on January 21, 2007. In connection with the loan we agreed to pay a $3,225 (CDN$3,750) administration fee to the lender. Proceeds of the loan were used for working capital purposes to fund our continued operations.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net operating loss before income taxes of $668,544 for the three months ended September 30, 2006 and have an accumulated deficit of $14,351,234 since inception. As at the date of this Quarterly Report we had cash of $107,000 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,375,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

On November 7, 2006, our Board of Directors approved an offering of up to 166,667 units at a price of $0.30 per unit to investors pursuant to Regulation S (“Regulation S”) of the United States Securities Act of 1933, for gross proceeds of up to $50,000. Each unit will consist of one share of our common stock, par value and one share purchase warrant entitling the holder to purchase one additional share of our common stock for a period of eighteen months from the date of issuance at an exercise price of $0.40 per share. There is no assurance that the financing will be completed.

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

We were incorporated on January 21, 2000 and to date have been involved primarily in organizational activities, the acquisition of mineral claims and the exploration and development on these claims. We have no exploration history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $14,351,234. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

(i)	our ability to locate a profitable mineral property; and
(ii)	our ability to generate revenues.

Our plan of operation calls for significant expenses in connection with the exploration of the New York Project, which will require us to obtain additional financing. We recorded a net operating loss of $668,544 for the three months ended September 30, 2006 and have an accumulated deficit of $14,351,234 since inception. As at the date of this Quarterly Report, we had cash of $107,000 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,375,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the New York Canyon Project and such other factors as government regulations, including regulations relating to allowable production, exporting of minerals, and environmental protection. If we do not find a mineral reserve or define a mineral inventory containing gold, silver, copper, zinc or iron or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations.

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

Since our inception we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, stockholders percentage interest in us will be lower. This condition is often referred to as "dilution.” The result of this could reduce the value of our stockholders stock.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

On May 25, 2005, the United States Securities and Exchange Commission (the “SEC”) issued a formal order of private investigation to us. In connection with the investigation order, we received subpoenas from the SEC requesting the production of certain of our documents from several of our former directors and officers, relating to, among other things, our transactions with Langley Park Investment Trust PLC and the principals of Langley Park, certain of our news releases and certain materials sent to our stockholders. We have since received additional document production orders from the SEC. We have complied with all document requests and are voluntarily complying with the investigation. We are also responding to the SEC’s informal requests for information.

On December 20, 2005, the British Columbia Securities Commission (the “BCSC”) issued a formal investigation order to us and certain of our officers pursuant to the Securities Act of British Columbia in connection with certain news releases and materials sent to our stockholders in 2004. We are cooperating fully with the BCSC inquiry and have submitted all requested documents in connection with the investigation to date.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2006, other than as described below, we did not complete any sales of securities that were not registered pursuant to the Securities Act of 1933 (the “Securities Act”):

1.

On September 12, 2006, we entered into a loan agreement with Aton Ventures Fund Ltd. (“Aton”) pursuant to which we received a loan of $250,000 from Aton. On September 11, 2006 we entered into a loan agreement with Asset Protection Fund Ltd. (“APF”) pursuant to which we received a loan of $250,000 from APF. Each of the loans is evidenced by convertible promissory notes. The Aton loan bears interest at a rate of 8% per annum and matures on December 12, 2006. The APF loan bears interest at a rate of 8% per annum and matures on December 11, 2006. Each of the loans is convertible at the option of the lender at any time prior to maturity into shares of common stock of Canyon at a price of $0.30 per share. Proceeds of the loans were used for working capital purposes to fund our continued operations.

2.

On August 3, 2006, we issued 15,000 shares of our common stock with a fair value of $7,950 as a minimum advanced royalty payment to Jaycor Mining, Inc. pursuant to the terms of our mineral property lease agreement with Jaycor dated July 21, 2004. The shares were issued to Jaycor pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference.

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation.(19)

3.2	Bylaws.(1)

4.1	Specimen Stock Certificate.(19)

10.1	2004 Nonqualified Stock Option Plan.(7)

10.2	2006 Stock Incentive Plan dated April 5, 2006.(15)

10.3	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between Aberdene Mines Limited and Langley Park Investments PLC.(8)

10.4	Debenture Purchase Agreement dated March 9, 2004 between Aberdene Mines Limited and Astra Star Limited.(9)

10.5	Convertible, Callable, Subordinated Debenture dated March 9, 2004 between Aberdene Mines Limited and Astra Start Limited.(9)

10.6	Debenture Purchase Agreement dated March 15, 2004 between Aberdene Mines Limited and Norad Limited.(9)

10.7	Convertible, Callable, Subordinated Debenture dated March 15, 2004 between Aberdene Mines Limited and Norad Limited.(9)

10.8	Debenture Purchase Agreement dated May 15, 2004 between Aberdene Mines Limited and Norad Limited.(10)

10.9	Convertible, Callable, Subordinated Debenture dated May 15, 2004 between Aberdene Mines Limited and Norad Limited.(10)

10.10	Debenture Purchase Agreement dated September 22, 2004 between Aberdene Mines Limited and Norad Limited.(11)

10.11	Convertible, Callable, Subordinated Debenture dated September 22, 2004 between Aberdene Mines Limited and Norad Limited.(11)

10.12	Debenture Purchase Agreement dated November 19, 2004 between Aberdene Mines Limited and Glenkirk International.(11)

10.13	Convertible, Callable, Subordinated Debenture dated November 19, 2004 between Aberdene Mines Limited and Glenkirk International.(11)

10.14	Debenture Purchase Agreement dated February 10, 2005, effective December 14, 2004 between Aberdene Mines Limited and Riannon Limited.(12)

10.15	Convertible, Callable, Subordinated Debenture dated February 10, 2005, effective December 14, 2004 between Aberdene Mines Limited and Riannon Limited.(12)

10.16	Debenture Purchase Agreement dated February 10, 2005 between Aberdene Mines Limited and Riannon Limited.(12)

Exhibit
Number	Description of Exhibit

10.17	Convertible, Callable, Subordinated Debenture dated February 10, 2005 between Aberdene Mines Limited and Riannon Limited.(12)

10.18	Debenture Purchase Agreement dated March 15, 2005 between Aberdene Mines Limited and Riannon Limited.(12)

10.19	Convertible, Callable, Subordinated Debenture dated March 15, 2005 between Aberdene Mines Limited and Riannon Limited.(12)

10.20	Property Option Agreement dated March 18, 2004 between Aberdene Mines Limited, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(4)

10.21	Property Option Agreement dated April 8, 2004 between Aberdene Mines Limited and Consolidated Global Minerals Ltd. (Tuscarora Gold Project).(8)

10.22	Letter of Intent dated February 18, 2004 between Aberdene Mines Limited and MMTC Development Corp. (Tuscarora Gold Project).(4)

10.23	Property Option Agreement dated April 15, 2004 between Aberdene Mines Limited and Consolidated Global Minerals Ltd. (Cornucopia Project).(9)

10.24	Letter of Intent dated April 16, 2004 between Aberdene Mines Limited and Consolidated Global Minerals Ltd. (Slide Mine and Horsefal projects).(9)

10.25	Publicity Agreement dated February 23, 2004 between Aberdene Mines Limited and Capital Financial Media, Inc.(9)

10.26	Lease Agreement dated July 21, 2004 between Aberdene Mines Limited and Jaycor Mining, Inc.(9)

10.27	Consulting Agreement dated June 1, 2004 between Aberdene Mines Limited and Kirin Venture Capital Corp.(9)

10.28	Management Agreement dated January 1, 2005 between Aberdene Mines Limited and Brent Jardine.(13)

10.29	Amending Agreement dated October 26, 2005 between the Aberdene Mines Limited and Brent Jardine.(13)

10.30	Consulting Agreement dated April 5, 2005 between Aberdene Mines Limited and Anthony (Tony) R. Harvey.(12)

10.31	Consulting Agreement dated August 5, 2005 between Aberdene Mines Limited and Chris Broili.(13)

10.32	Consulting Agreement dated August 10, 2005 between Aberdene Mines Limited and Mel Klohn.(13)

10.33	Consulting Agreement dated August 22, 2005 between Aberdene Mines Limited and Carlo Civelli.(13)

10.34	Consulting Agreement dated September 20, 2005 between Aberdene Mines Limited and Richard Dixon.(13)

10.35	Consulting Agreement dated September 20, 2005 between Aberdene Mines Limited and Richard Kehmeier.(13)

10.36	Consulting Agreement dated January 6, 2006 between Aberdene Mines Limited and Kurt Bordian.(14)

10.37	Consulting Agreement dated January 19, 2006 between Aberdene Mines Limited and Mark A. Reynolds.(13)

Exhibit
Number	Description of Exhibit

10.38	Consulting Agreement dated February 1, 2006 between Aberdene Mines Limited and Linda Erdman.(13)

10.39	Consulting Agreement dated February 1, 2006 between Aberdene Mines Limited and Geoffrey Goodall.(13)

10.40	Consulting Agreement dated February 1, 2006 between Aberdene Mines Limited and Robert Young.(13)

10.41	Consulting Agreement dated June 1, 2004 between Aberdene Mines Limited and Kirin Venture Capital Corp. (13)

10.42	Debt Settlement Agreement dated April 8, 2005 between Aberdene Mines Limited and Cameron Reynolds. (13)

10.43	Debt Settlement Agreement dated November 8, 2005 between Aberdene Mines Limited and Cameron Reynolds. (13)

10.44	Mineral Processing Research Agreement dated March 22, 2006 among Aberdene Mines Limited, Nevada Sunrise, LLC and INTOR Resources Corporation.(13)

10.45	Loan Agreement dated September 12, 2006 between Canyon Copper Corp. and Aton Ventures Fund Ltd.(17)

10.46	Loan Agreement dated September 11, 2006 between Canyon Copper Corp. and Asset Protection Fund Ltd.(17)

10.47	Convertible Promissory Note dated September 12, 2006 between Canyon Copper Corp. and Aton Ventures Fund Ltd.(17)

10.48	Convertible Promissory Note dated September 11, 2006 between Canyon Copper Corp. and Asset Protection Fund Ltd.(17)

10.49	Promissory Note dated August 16, 2006 between Canyon Copper Corp. and Susan Hand.(18)

10.50	Promissory Note dated August 16, 2006 between Canyon Copper Corp. and Walter Kondrosky.(18)

10.51	Promissory Note dated August 16, 2006 between Canyon Copper Corp. and Anthony Harvey.(18)

10.52	Promissory Note dated August 16, 2006 between Canyon Copper Corp. and Kathy Huettl.(18)

10.53	Promissory Note dated August 16, 2006 between Canyon Copper Corp. and Bob Gibb.(18)

10.52	Promissory Note dated November 7, 2006 between Canyon Copper Corp. and Kathy Huettl.

10.53	Promissory Note dated November 7, 2006 between Canyon Copper Corp. and Terry Fields.

14.1	Code of Ethics.(3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit

99.1	Audit Committee Charter.(3)

99.2	Disclosure Committee Charter.(3)

Notes

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 26, 2000.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 5, 2002.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(4)	Field with the SEC as an exhibit to our Current Report on Form 8-K filed on February 10, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 20, 2004.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(7)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on June 17, 2004.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(9)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed November 22, 2004.
(11)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 22, 2005.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 23, 2005.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 16, 2006.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(16)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 22, 2006.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 15, 2006.
(18)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 7, 2006.
(19)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANYON COPPER CORP.

Dated: November 20, 2006	By:	/s/ Anthony R. Harvey

ANTHONY R. HARVEY
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 20, 2006	By:	/s/ Kurt Bordian

KURT BORDIAN
Chief Financial Officer
(Principal Financial Officer)