Form 10QSB/A
period 2005-12-31
CANYON COPPER CORP.
filed 2007-01-26
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A
(Amendment No. 1)

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

Suite 408 – 1199 West Pender Street
Vancouver, BC, Canada	V6E 2R1
(Address of principal executive offices)	(Zip Code)

(604) 331-9326
Issuer's telephone number

ABERDENE MINES LIMITED
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 13, 2006, the Registrant had 60,580,596 shares of common stock, with a par value of $0.00001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

Explanatory Note

Canyon Copper Corp. (the "Company") is amending this Quarterly Report on Form 10-QSB for the following reasons:

(i)

The Company has restated the accompanying financial statements for the period ended December 31, 2005 to include the recognition of an other than temporary loss in net loss relating to the Company’s investment securities, and made the corresponding changes to “Item 2. Management's Discussion and Analysis Or Plan Of Operation”.

(ii)	The Company has augmented its accounting policy for investment securities (Note 2(d)) of the accompanying interim financial statements for the period ended December 31, 2005.

Other than the foregoing items, no part of the Quarterly Report on Form 10-QSB filed on February 16, 2006 is being amended, and the filing of this Amended Quarterly Report on Form 10-QSB/A should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to February 16, 2006.

PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

Aberdene Mines Limited
(An Exploration Stage Company)

December 31, 2005

Aberdene Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)
(unaudited)

	December 31,	June 30,
	2005	2005
	$	$
	(Restated -
	Note 10)
ASSETS
Current Assets
Cash	413,915	48,816
Investment securities	234,384	294,077
Prepaid expenses and deposits	24,197	10,082
Total Current Assets	672,496	352,975
Property and Equipment (Note 3)	8,191	4,221
Total Assets	680,687	357,196

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	65,331	70,635
Accrued liabilities	124,100	44,698
Due to related parties (Note 5)	90,062	58,633
Current portion of convertible debentures (Note 6)	204,999	–
Total Current Liabilities	484,492	173,966
Convertible Debentures (Note 6)	80,000	284,999
Total Liabilities	564,492	458,965
Commitments and Contingencies (Note 8)
Subsequent Events (Note 9)
Stockholders’ Equity (Deficit)
Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 500,000 shares	5	5
Common Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 60,516,852 shares and 53,991,852 shares,
respectively	605	540
Additional Paid-in Capital	7,947,177	6,325,951
Accumulated Other Comprehensive Loss	–	(437,712)
Deficit Accumulated During the Exploration Stage	(7,831,592)	(5,990,553)
Total Stockholders’ Equity (Deficit)	116,195	(101,769)
Total Liabilities and Stockholders’ Equity (Deficit)	680,687	357,196

The accompanying notes are an integral part of these financial statements

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from
	January 21, 2000	For the		For the
	(Date of Inception)	Three Months Ended		Six Months Ended
	to December 31,	December 31,		December 31,
	2005	2005	2004	2005	2004
	$	$	$	$	$
	(Restated -	(Restated -		(Restated -
	Note 10)	Note 10)		Note 10)
Revenue	–	–	–	–	–

Expenses

Depreciation	3,378	741	251	1,370	502
Foreign exchange (gain) loss	(15,131)	4,515	(60,564)	24,581	(60,564)
General and administrative (1)	3,002,879	218,178	208,029	471,745	426,011
Mineral property costs (1)	3,872,236	597,695	350,000	907,813	1,278,058

Total Operating Expenses	6,863,362	821,129	497,716	1,405,509	1,644,007

Operating Loss	(6,863,362)	(821,129)	(497,716)	(1,405,509)	(1,644,007)

Other Expenses

Interest on convertible debentures	(208,973)	(6,801)	(2,139)	(13,206)	(2,637)
Loss on sale of investment securities	(411,430)	–	(48,589)	(88,332)	(48,589)
Loss on settlement of related party debt	(13,835)	–	–	–	–
Unrealized loss on investment securities	(333,992)	(333,992)	–	(333,992)	–

Total Other Expenses	(968,230)	(340,793)	(50,728)	(435,530)	(51,226)

Net Loss	(7,831,592)	(1,161,922)	(548,444)	(1,841,039)	(1,695,233)

Other Comprehensive Loss

Unrealized loss on investment securities	–	–	(691,008)	–	(691,008)

Comprehensive Loss	(7,831,592)	(1,161,922)	(1,239,452)	(1,841,039)	(2,386,241)

Net Loss Per Share – Basic and Diluted		(0.02)	(0.01)	(0.03)	(0.02)

Weighted Average Shares Outstanding		60,499,000	72,414,000	58,330,000	72,343,000

(1) Stock-based compensation is included in
the following:
General and administrative	691,613	–	63,000	–	63,000
Mineral property costs	1,931,401	9,750	–	54,859	–
	2,623,014	9,750	63,000	54,859	63,000

The accompanying notes are an integral part of these financial statements

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the
	Six Months Ended
	December 31,
	2005	2004
	$	$
	(Restated -
	Note 10)
Operating Activities

Net loss for the period	(1,841,039)	(1,695,233)

Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation	1,370	502
Foreign exchange translation loss (gain)	26,958	(63,730)
Loss on sale of investment securities	88,332	48,589
Unrealized loss on investment securities	333,992	–
Stock issued for mineral property costs	9,750	783,000
Stock-based compensation	45,109	63,000

Changes in operating assets and liabilities:
Prepaid expenses and deposits	(14,115)	12,823
Accounts payable and accrued liabilities	74,098	14,518
Due to related parties	31,429	46,900

Net Cash Used by Operating Activities	(1,244,116)	(789,631)

Investing Activities

Proceeds received on sale of investment securities	48,123	118,699
Purchase of property and equipment	(5,340)	–

Investing Activities	42,783	118,699

Cash Flows from Financing Activities

Proceeds from issuance of convertible debentures	–	204,990
Proceeds from issuance of common stock	1,700,000	200,000
Share issuance costs	(133,568)	–

Net Cash Provided by Financing Activities	1,566,432	404,990

Increase (Decrease) in Cash	365,099	(265,942)

Cash – Beginning of Period	48,816	266,926

Cash – End of Period	413,915	984

Non-cash Investing and Financing Activities:

Preferred stock issued for investment securities	–	1,535,575
Investment securities used to pay the finder’s fee for the
preferred stock issuance	–	153,557
Stock issued for mineral property costs	9,750	783,000

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. The Company has working capital of $188,004 as at December 31, 2005 and has accumulated losses from inception to December 31, 2005 totalling $7,831,592. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than- temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary. Accordingly, the Company recognized an unrealized loss on investment securities of $333,992 for the period ended December 31, 2005, as the fair value of the investment was below the carrying value for excess of one year.

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

The fair values of financial instruments, which include cash, investment securities, accounts payable, accrued liabilities and due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments except for investment securities. The fair value of investment securities is based on quoted market values.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2005, the Company has no items that represent comprehensive loss. As at December 31, 2004, the Company’s only component of comprehensive loss was unrealized holding losses on available for sale investment securities.

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

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148), which requires more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	m)	Stock-based Compensation (continued)

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in each period.

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
	$	$	$	$

	(Restated		(Restated
	Note 10)		Note 10)

Net loss — as reported	(1,161,922)	(548,444)	(1,841,039)	(1,695,233)
Add: Stock-based compensation expense included
in net loss — as reported	9,750	63,000	54,859	63,000
Deduct: Stock-based compensation expense
determined under fair value method	(9,750)	(400,675)	(54,859)	(400,675)

Net loss — pro forma	(1,161,922)	(886,119)	(1,841,039)	(2,032,908)

Net loss per share (basic and diluted) — as reported	(0.02)	(0.01)	(0.03)	(0.02)
Net loss per share (basic and diluted) — pro forma	(0.02)	(0.01)	(0.03)	(0.03)

The fair value of the options granted during the period was estimated at the date of grant using the Black- Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 4.11%, expected volatility of 214%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $0.30 per option. There was no dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, as the Company had net losses.

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

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS No. 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during implementation of SFAS No. 123R.

	p)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Property and Equipment

			December 31,	June 30,
			2005	2005
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer equipment	6,229	3,046	3,183	4,221
Office furniture	5,340	332	5,008	–

	11,569	3,378	8,191	4,221

4.	Mineral Properties

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

b)

On July 21, 2004, the Company entered into a fifteen-year renewable lease agreement, which gives the Company the right of exploration and production of minerals in eighteen mineral claims owned by the lessor. The mineral claims are located within the area of the Company’s New York Canyon Copper Project. Under the terms of the agreement the Company must make cash payments of $25,000 on execution of the agreement (paid). On the first anniversary of the execution of the agreement the Company must make payments to the lessor of $1,000 per month, $2,000 per month after the second anniversary and $3,000 per month after the third anniversary for as long as the lease is in effect. In addition, at six and twenty-four months after the execution of the agreement the Company will give the lessor, respectively, 10,000 (issued at a fair value of $3,500) and 15,000 restricted shares of the Company’s common stock. This agreement is subject to a Net Smelter Interest (NSI) payable to two parties (1.75% NSR + 0.5% NSR). The 1.75% is terminated upon payments of $2,000,000; then the second party will retain 1.5% NSR which will revert to 0.5% after an additional $2,000,000 is paid.

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

b)

On September 8, 2005, the Company completed a private placement and issued 1,500,000 shares of common stock at $0.30 per share for gross proceeds of $450,000. The Company paid a finder’s fee of $33,750 and legal fees of $3,000 in connection with this private placement.

c)

On August 29, 2005, the Company completed a private placement and issued 5,000,000 shares of common stock at $0.25 per share for gross proceeds of $1,250,000. The Company paid a finder’s fee of $93,818 and legal fees of $3,000 in connection with this private placement.

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

a)

On January 6, 2006, the Company entered into a consulting agreement with an individual to serve as the Company’s Chief Financial Officer in consideration for $7,490 upon the execution of the agreement, $3,745 per month beginning on February 1, 2006, and the option to acquire up to 250,000 shares of common stock at an exercise price of $0.30 per share. The agreement is for a term of one year.

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

g)

On February 10, 2006, the Company raised gross proceeds of $1,800,000 in connection with a private placement to which the Company will issue 4,500,000 units at a price of $0.40 per unit. Each unit consists of one common stock and one common stock purchase warrant. Each warrant entitles the holder to acquire one share of the Company’s common stock for $0.50 per share for two years. In connection with the financing, the Company will pay a finder’s fee of $135,000.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

10.	Restatement

The Company has restated its financial statements as at December 31, 2005 and for the periods ended December 31, 2005. The financial statements have been restated to reflect the classification of the unrealized loss on investment securities as other-than-temporary. Accordingly, the unrealized loss is recognized in the net loss during the periods rather than as a separate component of stockholders’ equity. The effect of the restatement is to increase net loss by $333,992 for the three month and the six month periods ended December 31, 2005, and from January 21, 2000 (date of inception) to December 31, 2005. Net loss per share was unchanged except for the three month period ended December 31, 2005, which increased by $0.01 per share to $0.02 per share.

(a)	Balance Sheet

	As At December 31, 2005
	As Reported	Adjustment	As Restated
	$	$	$
Stockholders’ Equity (Deficit)
Accumulated other comprehensive loss	(333,992)	333,992	–
Deficit accumulated during the exploration stage	(7,497,600)	(333,992)	(7,831,592)

(b)	Statements of Operations

	Accumulated from January 21, 2000 (Date of
	Inception) to December 31, 2005
	As Reported	Adjustment	As Restated
	$	$	$
Other Expenses
Unrealized loss on investment securities	–	(333,992)	(333,992)
Net loss	(7,497,600)	(333,992)	(7,831,592)
Unrealized loss on investment securities	(333,992)	333,992	–
Comprehensive loss	(7,831,592)	–	(7,831,592)

	Three Months Ended December 31, 2005
	As Reported	Adjustment	As Restated
	$	$	$
Other Expenses
Unrealized loss on investment securities	–	(333,992)	(333,992)
Net loss	(827,930)	(333,992)	(1,161,922)
Unrealized loss on investment securities	(29,496)	29,496	–
Comprehensive loss	(857,426)	(304,496)	(1,161,922)
Net Loss Per Share – Basic and Diluted	(0.01)	(0.01)	(0.02)

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

10.	Restatement (continued)

(b)	Statements of Operations (continued)

	Six Months Ended December 31, 2005
	As Reported	Adjustment	As Restated
	$	$	$
Other Expenses
Unrealized loss on investment securities	–	(333,992)	(333,992)
Net loss	(1,507,047)	(333,992)	(1,841,039)
Unrealized loss on investment securities	103,720	(103,720)	–
Comprehensive loss	(1,403,327)	(437,712)	(1,841,039)
Net Loss Per Share – Basic and Diluted	(0.03)	–	(0.03)

(c)	Statement of Cash Flows

	Six Months Ended December 31, 2005
	As Reported	Adjustment	As Restated
	$	$	$
Operating Activities
Net loss for the period	(1,507,047)	(333,992)	(1,841,039)
Unrealized loss on investment securities	–	333,992	333,992

ITEM 2.           MANAGEMENT'S PLAN OF OPERATION

The Company was incorporated under the laws of the state of Nevada on January 21, 2000. Our fiscal year end is June 30. Our Company's principal executive offices are located at Suite 1458, 409 Granville Street, Vancouver, British Columbia, V6C 1T2, Canada. Our toll free telephone number is (800) 430-4034.

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

Preliminary Exploration Activities During the Quarter

The foregoing is a discussion of activities undertaken during the quarter ended December 31, 2005 on the mineral properties in which we have an option to earn interests. For further background information, please also refer to our Annual Report on Form 10-KSB for our fiscal year ended June 30, 2005 and our quarterly report for the quarter ended September 30, 2005 on Form 10-QSB.

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

This data, which is being evaluated, will be incorporated into the Company's current database and should significantly expedite the Company's ongoing program to validate potential copper resources on the New York Canyon Copper Project.

Plan of Operation for the Balance of the Fiscal Year

Our plan of operation for the next 12 months, including the last half of our current fiscal year, is to continue our initial exploration activities under all of our options and lease of the New York Canyon prospect in Nevada.

During the quarter, we significantly increased our exploration budget as a result of the favorable preliminary results we obtained from our existing program. Our original 2006 budget was approximately $850,000. By December 31, 2005 we completed this program, which was originally described in our annual report on Form 10-KSB for June 30, 2005. Under this program, we completed 37 exploratory holes or 14,896 aggregate linear feet on our optioned claims. Most of the cores have been independently assayed and the process is continuing to complete the analysis.

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

The following chart provides an overview of our estimated planned expenditures by major area of activity, for (i); the balance of our current fiscal year, and (ii); for the next 12 months:

Item and Activity	12 Month Total	Budget to
	Budget	June 30, 2006
	($)	($)
LAND STATUS

2006 - 2007 claim maintenance fees on 385 claims	48,000	-

Monthly Payments - Patents	38,000	21,000
Locate and file Claims	112,000	50,000
PERMITTING
Road and drill site work	35,000	25,000
Archeological and biological surveys	20,000	20,000
Water quality monitoring	16,000	10,000
Drill Permitting & Bonding	25,000	25,000
DRILL PROGRAM (includes assays & supervision)
Compile data for engineering evaluation	15,000	15,000
Drilling RC - 20,000 feet - 40 holes	600,000	330,000
Drilling Core - 8000 feet -20 holes	480,000	360,000
METALLURGICAL PROGRAM
Investigation into acid costs, sites, transport, etc	5,000	5,000
Preliminary metallurgical work	15,000	15,000
Preliminary alternative leach studies	25,000	25,000
ENGINEERING & REPORTING
Engineering 43-101 Report	20,000	20,000
Pit Planning, Modeling, 3D Presentation	75,000	30,000
GEOPHYSICAL SURVEYS
IP - 40 line miles @ $1,750/mi	70,000	70,000
GEOLOGICAL MAPPING AND INVESTIGATIONS
Mapping and sampling	30,000	30,000
Contingency 10%	160,000	105,000
Nevada Sunrise Management fee 10%	180,000	116,000
	$1,969,000	$1,272,000

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

Six months ended December 31, 2005 compared to the six months ended December 31, 2004

We incurred a net operating loss of $1,841,039 or $0.03 per share, for the six months ended December 31, 2005, compared to a loss of $1,695,233 or $0.02 per share in the comparable period in 2004. $907,813 of the total loss was incurred for costs expended under our option agreements over the various mineral properties exploration programs (2004 - $1,278,058), and $471,745 (2004 - $426,011) was incurred for general and administrative expenses. We also lost $24,581 on foreign exchange, compared to a gain of $60,564 in 2004. Our interest expense on the convertible debentures was $13,206 (2004 - $2,637) and we incurred a loss on sale of Langley Park shares of $88,332 (2004 - $48,589). We also incurred $1,370 (2004 - $502) in depreciation expense on our equipment assets. We recognized an unrealized loss on investment securities of $333,992 for an other than temporary decline in value.

Three months ended December 31, 2005 compared to the three months ended December 31, 2004

We incurred a net operating loss of $1,161,922 or $0.02 per share, for the three months ended December 31, 2005, compared to $548,444 in the comparable period in 2004. $597,695 of the total loss was incurred for costs expended under our option agreements over the various mineral properties in New York Canyon (2004 - $350,000), and $218,178 (2004 - $208,029) was incurred for general and administrative expenses. We recognized an unrealized loss on investment securities of $333,992 for an other than temporary decline in value. (See also "Item 5. Other Information - Related Party Transactions"). We did not generate any revenue during the period.

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

CANYON COPPER CORP.

Dated:	January 25, 2007	By:	/s/ Anthony Harvey

Anthony Harvey
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated:	January 25, 2007	By:	/s/ Kurt Bordian

Kurt Bordian
Chief Financial Officer
(Principal Financial Officer)