Form 10QSB/A
period 2006-03-31
CANYON COPPER CORP.
filed 2007-01-26
CIK 1112706

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

(i)

The Company has restated the accompanying financial statements for the period ended March 31, 2006 to include the recognition of an other than temporary loss in net loss relating to the Company’s investment securities, and made the corresponding changes to “Item 2. Management's Discussion And Analysis Or Plan Of Operation”.

(ii)	The Company has augmented its accounting policy for investment securities (Note 2(d)) of the accompanying interim financial statements for the period ended March 31, 2006.

Other than the foregoing items, no part of the Quarterly Report on Form 10-QSB filed on May 22, 2006 is being amended, and the filing of this Amended Quarterly Report on Form 10-QSB/A should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to May 22, 2006.

PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

Aberdene Mines Limited
(An Exploration Stage Company)

March 31, 2006

Aberdene Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)
(unaudited)

	March 31,	June 30,
	2006	2005
	$	$
	(Restated -
	Note 10)

ASSETS
Current Assets
Cash	1,323,285	48,816
Amounts receivable	33,000	–
Investment securities	247,722	294,077
Prepaid expenses and deposits	73,765	10,082
Total Current Assets	1,677,772	352,975
Property and Equipment (Note 3)	8,403	4,221
Total Assets	1,686,175	357,196

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	216,903	70,635
Accrued liabilities	170,300	44,698
Due to related parties (Note 5)	3,983	58,633
Convertible debentures (Note 6)	284,999	–
Total Current Liabilities	676,185	173,966
Convertible Debentures (Note 6)	–	284,999
Total Liabilities	676,185	458,965
Contingencies and Commitments (Note 1 and 8)
Subsequent Events (Note 9)
Stockholders’ Equity (Deficit)
Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 500,000 shares	5	5
Common Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 65,555,596 shares and 53,991,852
shares, respectively	656	540
Additional Paid-in Capital	9,956,611	6,325,951
Common Stock Subscriptions Receivable	(3,600)	–
Accumulated Other Comprehensive Loss	–	(437, 712)
Deficit Accumulated During the Exploration Stage	(8,943,682)	(5,990,553)
Total Stockholders’ Equity (Deficit)	1,009,990	(101,769)
Total Liabilities and Stockholders’ Equity (Deficit)	1,686,175	357,196

The Accompanying Notes are an Integral Part of These Financial Statements

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated
	from January 21,
	2000
	(Date of	For the		For the
	Inception) to	Three Months Ended		Nine Months Ended
	March 31,	March 31,		March 31,
	2006	2006	2005	2006	2005
	$	$	$	$	$
	(Restated -	(Restated -		(Restated -
	Note 10)	Note 10)		Note 10 )
Revenue	–	–	–	–	–

Operating Expenses

Depreciation	4,396	1,018	249	2,388	751
Foreign exchange loss (gain)	(29,630)	(14,499)	7,624	10,082	(52,940)
General and administrative	3,247,823	244,944	127,987	716,689	553,998
Mineral property costs	4,755,025	882,789	187,911	1,790,602	1,465,969

Total Operating Expenses	7,977,614	1,114,252	316,147	2,519,761	2,020,718

Operating Loss	(7,977,614)	(1,114,252)	(316,147)	(2,519,761)	(2,020,718)

Other Income (Expense)

Gain (loss) on settlement of debt	(2,872)	10,963	-	10,963	-
Interest on convertible debentures	(215,949)	(6,976)	(4,498)	(20,182)	(7,135)
Loss on sale of investment securities	(411,430)	-	(191,582)	(88,332)	(240,171)
Unrealized loss on investment securities	(335,817)	(1,825)	-	(335,817)	-

Total Other Income (Expense)	(966,068)	2,162	(203,704)	(433,368)	(194,366)

Net Loss	(8,943,682)	(1,112,090)	(519,851)	(2,953,129)	(2,215,084)

Other Comprehensive Loss

Unrealized gain (loss) on investment securities	–	–	210,105	–	(480,903)

Comprehensive Loss	(8,943,682)	(1,112,090)	(309,746)	(2,953,129)	(2,695,987)

Net Loss Per Share – Basic and Diluted		(0.02)	(0.01)	(0.05)	(0.04)

Weighted Average Shares Outstanding		61,450,000	62,822,000	59,355,000	69,053,000

The Accompanying Notes are an Integral Part of These Financial Statements

Aberdene Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the
	Nine Months Ended
	March 31,
	2006	2005
	$	$
	(Restated -
	Note 10)
Operating Activities

Net loss	(2,953,129)	(2,215,084)

Adjustments to reconcile net loss to net cash used in
operating activities:

Depreciation	2,388	751
Foreign exchange translation loss (gain)	11,795	(55,033)
Impairment of mineral property costs	455,000	–
Loss on sale of investment securities	88,332	240,171
Unrealized loss on investment securities	335,817	–
Stock-based compensation	45,109	63,000
Stock issued for mineral property costs	294,750	961,500

Changes in operating assets and liabilities:

Amounts receivable	(33,000)	–
Prepaid expenses and deposits	(63,683)	12,433
Accounts payable and accrued liabilities	271,870	30,423
Due to related parties	(31,065)	73,512

Net Cash Used in Operating Activities	(1,575,816)	(888,327)

Investing Activities

Mineral property costs	(455,000)	–
Proceeds from the sale of investment securities	48,123	306,851
Purchase of property and equipment	(6,570)	–

Net Cash Used in Investing Activities	(413,447)	306,851

Financing Activities

Proceeds from issuance of convertible debentures	–	284,999
Issuance of common stock	3,486,400	200,000
Share issuance costs	(222,668)	–

Net Cash Provided by Financing Activities	3,263,732	484,999

Increase (Decrease) in Cash	1,274,469	(96,477)

Cash – Beginning of Period	48,816	266,926

Cash – End of Period	1,323,285	170,449

Non-cash Investing and Financing Activities:

Preferred stock issued for investment securities	–	1,535,575
Investment securities used to pay the finder’s fee for the
preferred stock issuance	–	153,557
Issuance of common shares to settle debt	23,585	–
Stock issued for mineral property costs	294,750	961,500

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. The Company has working capital of $1,001,587 as at March 31, 2006 and has accumulated losses from inception to March 31, 2006 totalling $8,943,682. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary. Accordingly, the Company recognized an unrealized loss on investment of $335,817 for the period ended March 31, 2006, as the fair value of the investment was below the carrying value for excess of one year.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006, the Company has no items that represent comprehensive loss. As at March 31, 2005, the Company’s only component of comprehensive loss was unrealized holding losses on available for sale investment securities.

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

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2005	2006	2005

		(Restated –
		Note 10)

Net loss — as reported	(519,851)	(2,953,129)	(2,215,084)
Add: Stock-based compensation expense included in net
loss — as reported	–	–	63,000
Deduct: Stock-based compensation expense
determined under fair value method	–	–	(400,675)

Net loss — pro forma	(519,851)	(2,953,129)	(2,552,759)

Net loss per share (basic and diluted) — as reported	(0.01)	(0.05)	(0.04)
Net loss per share (basic and diluted) — pro forma	(0.01)	(0.05)	(0.04)

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

A summary of the Company’s stock option activity is as follows:

	Three Months Ended
	March 31, 2006
		Weighted
	Number of	Average
	Options	Exercise Price
Balance, Beginning of Period	3,000,000	$0.30
Granted	150,000	0.35
Cancelled/Forfeited	–	–
Exercised	–	–
Balance, End of Period	3,150,000	$0.30

As at March 31, 2006, the following options are outstanding:

		Outstanding and Exercisable
		Weighted Average
Exercise	Number of	Remaining Contractual	Weighted Average
Price	Shares	Life (years)	Exercise Price
$ 0.30	3,000,000	4.03	$ 0.30
$ 0.35	150,000	4.35	$ 0.35
	3,150,000	4.05	$ 0.30

n)	Recent Accounting Pronouncements

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

a)

As at March 31, 2006, the Company was indebted to the former Chief Financial Officer for $3,500 (June 30, 2005 - $19,793, the former President of the Company for $Nil (June 30, 2005 - $15,613) and a director of the Company for $Nil (June 30, 2005 - $9,770). These amounts are non-interest bearing, unsecured and due on demand. Refer to Note 8(c).

b)

During the nine month period ended March 31, 2006, the Company paid consulting fees of $15,909 (2005 - $33,818) to the Chief Financial Officer, consulting fees of $21,851 (2005 - $nil) to the Vice-President of Exploration, $10,102 (2005 - $9,626) to a Director of the Company and management fees of $96,300 (2005 - $8,025) to the President of the Company.

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

a)

On March 22, 2006, the Company entered into a Mineral Processing Research Agreement to retain a company to develop an economic alkaline hydrometallurgical process (“the Process”) for the recovery of minerals in consideration for cash payments of $100,000 (included in accounts payable as at March 31, 2006) upon the execution of the agreement, $50,000 before June 1, 2006, $50,000 before July 1, 2006 and $50,000 before August 1, 2006. If the Company employs the Process they must grant 1,000,000 stock options to acquire 1,000,000 common shares at an exercise price of $1.00 per share exercisable for five years.

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

c)

In April, 2006, the Company entered into engagement letters with three agents pursuant to which they agreed to act as the Corporation’s sponsor in connection with a proposed listing of the Company’s common stock on the Toronto Stock Exchange and to act as the Company’s agent for a syndicated offering of up to 10,000,000 units at a price of $0.60 per unit. The Company will pay the agents a total of $103,500 and a cash commission equal to 8% of the proceeds received from units sold by the agents and will grant options to acquire units at $0.60 per unit for two years equal to 10% of the number of units sold. Each unit will consist of one share of common stock and one share purchase warrant entitling the subscriber to purchase one additional share of common stock for a period of eighteen months at a price of $0.90 per share.

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

10.	Restatement

The Company has restated its financial statements as at March 31, 2006 and for the periods ended March 31, 2006. The financial statements have been restated to reflect the classification of the unrealized loss on investment securities as other-than-temporary. Accordingly, the unrealized loss is recognized in earnings during the period rather than as a separate component of stockholders’ equity. The effect of the restatement is to increase net loss by $1,825 for the three month and $335,817 for the nine month periods ended March 31, 2006, and $335,817 from January 21, 2000 (date of inception) to March 31, 2006. Net loss per share was unchanged except for the nine month period ended March 31, 2006, which increased by $0.01 per share to $0.05 per share.

a) Balance Sheet

	As At March 31, 2006
	As Reported	Adjustment	As Restated
	$	$	$
Stockholder’s Equity (Deficit)
Accumulated other comprehensive loss	(335,817)	335,817	–
Deficit accumulated during the exploration stage	(8,607,865)	(335,817)	(8,943,682)

b)	Statements of Operations

	Accumulated from January 21, 2000
	(Date of Inception) to March 31, 2006
	As Reported	Adjustment	As Restated
	$	$	$
Other Expenses
Unrealized loss on investment securities	–	(335,817)	(335,817)
Net loss	(8,607,865)	(335,817)	(8,943,682)
Unrealized loss on investment securities	(335,817)	335,817	–
Comprehensive loss	(8,943,682)	–	(8,943,682)

	For the Three Months Ended March 31, 2006
	As Reported	Adjustment	As Restated
	$	$	$
Other Expenses
Unrealized loss on investment securities	–	(1,825)	(1,825)
Net loss	(1,110,265)	(1,825)	(1,112,090)
Unrealized loss on investment securities	(1,825)	1,825	–
Comprehensive loss	(1,112,090)	–	(1,112,090)
Net Loss Per Share – Basic and Diluted	(0.02)	–	(0.02)

Aberdene Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

10.	Restatement (continued) b) Statements of Operations (continued)

	For the Nine Months Ended March 31, 2006
	As Reported	Adjustment	As Restated
	$	$	$
Other Expenses
Unrealized loss on investment securities	–	(335,817)	(335,817)
Net loss	(2,617,312)	(335,817)	(2,953,129)
Unrealized loss on investment securities	101,895	(101,895)	–
Comprehensive loss	(2,515,417)	(437,712)	(2,953,129)
Net Loss Per Share – Basic and Diluted	(0.04)	(0.01)	(0.05)

c)	Statement of Cash Flows

	For the Nine Months Ended March 31, 2006
	As Reported	Adjustment	As Restated
	$	$	$
Operating Activities
Net loss for the period	(2,617,312)	(335,817)	(2,953,129)
Unrealized loss on investment securities	–	335,817	335,817

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

Recent Corporate Developments

Since the last fiscal quarter ended December 31, 2005, we experienced the following significant corporate developments:

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

3.

During the quarter ended March 31, 2006, the majority of the exploration activities for the Company concentrated on data compilation, program planning and logistics and mobilization mobilization of crews, contractors and survey equipment for of the New York Canyon project. Historic data for the Longshot Ridge area was compiled into electronic format and formed the basis for geological modeling of the deposit. This information was used for planning of the drill program and development of a 3D model of the mineralized system. An additional 560 claims were located in January, bringing the total number of claims under option to 1,003 covering approximately 20,560 acres. Contracts for drilling, analyses, metallurgical testing and geophysics surveys were arranged and field personnel hired to undertake the planned work program. A 117 line kilometer ground magnetics survey was completed during March. Equipment and crew were mobilized to the project site at the end of March, with drilling commencing April 3. Drilling, grid work, geophysical surveys and permitting were ongoing during April and are expected to continue throughout our fourth quarter. See “Plan of Operation”, below.

4.

On April 5, 2006, the Board of Directors of the Company adopted our 2006 Stock Incentive Plan (the "Plan"). Under the terms of the Plan, options to purchase up to 10,000,000 shares of our common stock that may be granted to our employees, officers, directors, and eligible consultants of Searchlight. The Plan provides that the option price be the fair market value of the stock at the date of grant as determined by the Board of Directors. Options granted become exercisable and expire as determined by the Board of Directors. The maximum aggregate number of shares of our common stock that may be optioned and sold under the Plan will be increased effective the first day of each of our fiscal quarters, beginning with the fiscal quarter commencing April 1, 2006, by an amount equal to the lesser of: (i) 15% of the total increase in the number of shares of common Stock outstanding during the previous fiscal quarter; or (ii) a lesser number of shares of common stock as may be determined by the board of the Company.

5.

On March 22, 2006 we entered into a mineral processing and research agreement (the “Research Agreement”) with Nevada Sunrise LLC (“Nevada Sunrise”), and Intor Resources Corporation pursuant to which we assumed the responsibility for managing the exploration program on the New York Canyon Property and engaged Nevada Sunrise for the purpose of developing a recovery process for copper. Pursuant to the terms of the Research Agreement, we retained Nevada Sunrise to develop an economic alkaline hydrometallurgical process for recovery of copper and other valuable minerals from the Longshot Ridge resource on the New York Canyon property, in consideration of which we agreed to: (i) pay Nevada Sunrise $100,000 on execution of the agreement, (ii) pay $50,000 by June 1, 2006; (iii) pay $50,000 by July 1, 2006, and (iv) pay $50,000 by August 1, 2006. Under the terms of the agreement Nevada Sunrise must provide a “proof of concept” report regarding the results of its research by no later than January 31, 2007. If Nevada Sunrise reports the feasibility of the process in the report, the Company will be granted a non-exclusive license to employ the process in consideration of which it will grant Nevada Sunrise the option to purchase 1,000,000 shares of the common stock of the Company at a price of $1 per share.

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

12.

We entered into a consulting agreement with Robert Young dated February 1, 2006 pursuant to which Mr. Young agreed to present and disseminate certain information regarding the Company in consideration of which we agreed to pay Mr. Young a fee of $3,000 CDN per month.

13.

We entered into a consulting agreement with Mark Reynolds dated January 19, 2006 (the “Reynolds Consultant Agreement”). Pursuant to the terms of the Reynolds Consultant Agreement, Mr. Reynolds will provide us with the following services: (a) assist with hiring and co-ordination of geological consultants for the Company; (b) assist the Company in establishing materials handling procedures; (c) assist the Company in establishing audit and compensation committees and finding appropriate members for its committees; (d) assist the President in developing and implementing the Company’s business plans; (e) assist the Company in retaining and liaisoning with professional advisors in North America in connection with compliance with the Company’s reporting requirements under the Securities Exchange Act of 1934; and (f) general administrative services as directed by the Company. In consideration of his consultant services, we agreed to pay Mr. Reynolds $10,000 US per month and granted to Mr. Reynolds 1,200,000 incentive stock options. The options were issued on April 5, 2006 pursuant to the 2006 Nonqualified Stock Option Plan at an exercise price of $0.50 US per share for a period of five years. We will also reimburse Mr. Reynolds for all disbursements reasonably incurred by him for the purpose of providing the consulting services to us.

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

2006 Exploration Program

On February 27, 2006, we received a geological report from our consulting geologist’s Geoffrey Goodall, P.Geo. and Mel Klohn, P.Geo. The report recommended a two-phase exploration program on the New York Canyon Project property, as follows:

Phase	Exploration Program	Status	Cost
Phase I	Further drilling at Longshot Ridge, Champion and Copper Queen mineralized zones to delineate the extent of the copper mineralization; extensive metallurgical testwork to identify a beneficial metallurgical procedure for copper oxide extraction; and initiate environmental base line studies for permitting advanced exploration.	Commenced during January, 2006. Initial activities to be completed by October, 2006, but some work such as environmental studies and data compilation will be ongoing	$3,650,000
Phase II	Infill and condemnation drilling in conjunction with a scoping study leading to a pre-feasibility study.	Subject to favorable results of Phase I.	$3,000,000
		TOTAL	$6,650,000

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

During the quarter ended March 31, 2006, the majority of exploration activities for the Company concentrated on data compilation, program planning and logistics and mobilization of the New York Canyon project. We contracted Drift Exploration Drilling Inc. (“Drift Exploration”) of High River, Alberta to conduct an initial 20,000 feet of reverse circulation (“RC”) drilling using a track mounted rig. Drift Exploration conducted more than 10,000 feet of drilling on the New York Canyon Project in 2005 and has knowledgeable and skilled personnel to undertake the 2006 program. The rig has been mobilized to the New York Canyon Project property and drilling has commenced. Drill progress was slow due to several equipment breakdowns with hydraulic hoses, pumps and truck repairs. A total of 4,110 feet was completed in 13 holes, for an average of 205 feet per operating day. Drilling was conducted on sites permitted by Nevada Sunrise/Intor during the 2005 drill campaign. The majority of these sites are peripheral to the main zone of mineralization at Longshot Ridge to test the lateral extent of mineralization. Copper oxide was noted in most of the drill holes, but less than described in previous holes in the core of the mineralized area.

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

Since entering into a lease agreement with Jaycor Mining, Inc. the Company has completed two work programs on the Mayflower claim that forms part of the lease. In 2004, a single drill core labelled 04-3, was completed to a depth of 433 feet. In 2005, 10 reverse circulation drill holes were completed for a total of 3,710 feet. Additional work on the patent claims includes geological mapping and surface sampling. Proposed work on the Jaycor patented claims for 2006 includes approximately 5,000 feet of RC drilling in 10 holes and 2,000 feet of core drilling in 5 holes.

Cash Requirements over the next Twelve Months

ITEM AND ACTIVITY	Budget To June 30, 2006	12 Month Total Budget
LAND STATUS
2006 - 2007 claim maintenance fees	125,000	375,375
Month Payments - Patents	10,500	42,000
PERMITTING
Road and drill site work	45,000	50,000
Archaeological and biological surveys	20,000	20,000
Water quality monitoring	10,000	23,000
Drill Permitting & Bonding, POO in fall	35,000	115,000
Reclamation	-	20,000
DRILL PROGRAM (includes assays & supervision)
Compile data for engineering evaluation	25,000	75,000
Drilling RC	558,000	1,488,000
Drilling Core	244,000	488,000
METALLURGICAL PROGRAM
Investigation into acid costs, sites, transport, etc
Preliminary metallurgical work	105,000	155,000
Preliminary alternative leach studies	200,000	300,000
ENGINEERING & REPORTING
Engineering 43-101 Report	5,000	20,000
Pit Planning, Modeling, Scoping study	-	65,000
GEOPHYSICAL SURVEYS
IP - 40 line miles @ $1,750/mi	70,000	70,000
airborne radiometric survey - 750 lin km @ $85/km	-	65,000
GEOLOGICAL MAPPING AND INVESTIGATIONS
mapping and sampling	30,000	60,000
Contingency 10%	138,250	323,638
Nevada Sunrise Management fee 10%	162,075	375,501
	1,782,825	4,130,514

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

RESULTS OF OPERATIONS

	Three Months Ended March 31			Nine Months Ended March 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating Expenses	(1,114,252)	(316,147)	252.4%	(2,519,761)	(2,020,718)	24.7%
Net Loss	$(1,112,090)	$(519,851)	113.9%	$(2,953,129)	$(2,695,987)	9.5%

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

Expenses

We incurred the following expenses for the three and nine month periods ended March 31, 2006:

	Three Months Ended March 31,			Nine Months Ended March 31,
			Percentage			Percentage
	2006	2005	Inc. / (Dec.)	2006	2005	Inc. / (Dec.)
Operating Expenses:
Depreciation	$1,018	$249	308.8%	$2,388	$751	218.0%
Foreign exchange (loss)	(14,499)	7,624	(290.2)%	10,082	(52,940)	119.0%
gain
General and	244,944	127,987	91.4%	716,689	553,998	29.4%
administrative
Mineral property costs	882,789	187,911	369.8%	1,790,602	1,465,969	22.1%
Other Expenses:
Interest on convertible	$6,976	$4,498	55.1%	$20,182	$7,135	182.9%
debentures
Loss on sale of	-	191,582	(100.0)%	88,332	240,171	(63.2)%
investment securities
Gain on settlement of	(10,963)	-	100%	(10,963)	-	100%
debt
Unrealized loss on	1,825	-	100%	335,817	-	100%
investment securities
Total Expenses	$1,112,090	$519,851	113.9%	$2,953,129	$2,695,987	9.5%

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

During the quarter ended March 31, 2006, we sold –nil- Langley Park shares, and at March 31, 2006 had a balance of 1,027,974 Langley Park shares worth $247,722. In addition, during the fiscal quarter ended March 31, 2006, we recognized interest on convertible debentures in the amount of $6,976, compared to $4,498 during the comparable period in 2005. As a result of the foregoing, net loss increased to $2,953,129 for the nine months ended March 31, 2006 compared to $2,215,084 for the comparable period in 2005. This equated to a $0.05 loss per common share versus $0.04 for March 31, 2005. We anticipate that we will continue to incur significant losses for the next several years due to our planned exploration activities.

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

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net operating loss before income taxes of $2,953,129 for the nine months ended March 31, 2006 and have an accumulated deficit of $8,943,682 since inception. As at the date of this Quarterly Report we had cash of $1,323,285 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $4,610,514. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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