Form 10QSB
period 2006-12-31
CANYON COPPER CORP.
filed 2007-02-20
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

(604) 331-9326
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 19, 2006, the Registrant had 66,880,596 shares of common stock, par value of $0.00001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2006 are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Canyon” mean Canyon Copper Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)

December 31, 2006

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	December 31,	June 30,
	2006	2006
	$	$
	(unaudited)

ASSETS
Current Assets
Cash	240,076	139,750
Amounts receivable	3,000	3,000
Investment securities	296,899	224,053
Prepaid expenses and deposits	14,000	26,362
Total Current Assets	553,975	393,165
Deferred Financing Costs (Note 7)	2,941	–
Property and Equipment (Note 3)	8,085	10,811
Total Assets	565,001	403,976

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	309,466	377,811
Accrued liabilities (Note 5)	142,982	220,906
Due to related parties (Note 6)	120,426	9,092
Notes payable (Note 7)	179,338	–
Convertible debt, less unaccreted discount of $64,094 and $nil
respectively (Note 8)	720,905	284,999
Total Current Liabilities	1,473,117	892,808
Commitments and Contingencies (Notes 1 and 10)
Stockholders’ Deficit
Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001;
Issued and outstanding: 500,000 shares	5	5
Common Stock
Authorized: 500,000,000 shares, par value $0.00001;
Issued and outstanding: 66,880,596 and 65,705,596 shares, respectively	669	658
Common Stock Subscribed (Note 9(c))	50,000	–
Additional Paid-in Capital	13,710,974	13,193,195
Accumulated Comprehensive Gain (Note 2(e))	89,963
Deficit Accumulated During the Exploration Stage	(14,759,727)	(13,682,690)
Total Stockholders’ Deficit	(908,116)	(488,832)
Total Liabilities and Stockholders’ Deficit	565,001	403,976

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	January 21, 2000	For the		For the
	(Date of Inception)	Three Months Ended		Six Months Ended
	to December 31,	December 31,		December 31,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Depreciation	8,265	1,362	741	2,725	1,370
Foreign exchange loss (gain)	(35,052)	(12,248)	4,515	(8,240)	24,581
General and administrative	7,208,917	145,885	218,178	376,782	471,745
Impairment of mineral property costs	2,289,492	–	597,695	7,950	907,813
Mineral exploration costs	4,061,716	113,737	–	464,049	–

Total Operating Expenses	13,533,338	248,736	821,129	843,266	1,405,509

Operating Loss	(13,533,338)	(248,736)	(821,129)	(843,266)	(1,405,509)

Other Expenses

Interest on notes and debentures	(450,396)	(170,161)	(6,801)	(227,058)	(13,206)
Impairment loss on investment
securities	(372,096)	–	(333,992)	(17,117)	(333,992)
Loss on sale of investment securities	(411,430)	–	–	–	(88,332)
Gain on change in fair value of
conversion feature	10,404	10,404	–	10,404	–
Loss on settlement of debt	(2,871)	–	–	–	–

Total Other Expenses	(1,226,389)	(159,757)	(340,793)	(233,771)	(435,530)

Net Loss	(14,759,727)	(408,493)	(1,161,922)	(1,077,037)	(1,841,039)

Other Comprehensive Loss

Unrealized gain on investment
securities	89,963	89,963	–	89,963	–

Comprehensive Loss	(14,669,764)	(318,530)	(1,161,922)	(987,074)	(1,841,039)

Net Loss Per Share – Basic and Diluted			(0.02)	(0.01)	(0.03)

Weighted Average Shares
Outstanding		65,932,000	60,499,000	65,825,000	58,330,000

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the
	Six Months Ended
	December 31,
	2006	2005
	$	$
Operating Activities

Net loss	(1,077,037)	(1,841,039)

Adjustments to reconcile net loss to net cash used in
operating activities:

Accretion of discounts on convertible debentures	166,150	–
Depreciation	2,725	1,370
Financing costs	24,534	–
Foreign exchange translation loss	(5,286)	26,958
Impairment of mineral property costs	7,950	9,750
Impairment (gain) loss on investment securities	17,117	–
Loss on sale of investment securities	–	88,332
Unrealized loss on investment securities	–	333,992
Gain on change in fair value of conversion feature	(10,404)	–
Stock-based compensation	–	45,109

Changes in operating assets and liabilities:

Prepaid expenses and deposits	12,362	(14,115)
Accounts payable and accrued liabilities	(146,268)	74,098
Due to related parties	111,334	31,429

Net Cash Used in Operating Activities	(896,823)	(1,244,116)

Investing Activities

Proceeds from the sale of investment securities	–	48,123
Purchase of property and equipment	–	(5,340)

Net Cash Used in Investing Activities	–	42,783

Financing Activities

Proceeds from issuance of convertible debentures	500,000	–
Proceeds from issuance of promissory notes	251,966	–
Repayment of promissory note	(67,342)	–
Financing costs	(27,475)	–
Common stock subscribed	50,000	–
Issuance of common stock	290,000	1,566,432

Net Cash Provided by Financing Activities	997,149	1,566,432

Increase in Cash	100,326	365,099

Cash – Beginning of Period	139,750	48,816

Cash – End of Period	240,076	413,915

Non-cash Investing and Financing Activities:

Stock issued for mineral property acquisition costs	7,950	9,750

Supplemental Disclosures:

Interest paid	16,708	–
Income taxes paid	–	–

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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. The Company has a working capital deficit of $919,142 as at December 31, 2006 and has accumulated losses from inception to December 31, 2006 totalling $14,759,727. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan is to continue raising additional funds through future equity or debt financings.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is June 30.

	b)	Interim Financial Statements

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

	c)	Use of Estimates

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

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	e)	Investment Securities

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

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Investment Securities (continued)

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than- temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary. Accordingly, the Company recognized a loss on the investment securities of $17,117 for the three month period ended September 30, 2006, as the fair value of the investment securities had been below the carrying value in excess of one year. During the three month period ended December 31, 2006, the Company recorded an unrealized gain on the investment of $89,963.

	f)	Property and Equipment

Property and equipment consists of computer equipment and office equipment, which are recorded at cost and depreciated over their estimated useful life of three years on a straight-line basis.

	g)	Long-lived Assets

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

	h)	Foreign Currency Translation

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

	i)	Financial Instruments

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

	j)	Income Taxes

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

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Mineral Property Costs

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

	l)	Asset Retirement Obligations

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

	m)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006, the Company’s only component of comprehensive income was an unrealized holding gain on available for sale securities.

	n)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Outstanding stock options for the period ended December 31, 2006 and 2005 (11,400,000 and 3,000,000 options, respectively), outstanding share purchase warrants for the period ended December 31, 2006 (5,635,000), and shares issuable on the conversion of convertible notes have been excluded from the above calculations as they would be anti-dilutive.

	o)	Stock-based Compensation

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

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2005	2005
	$	$

Net loss — as reported	(1,077,037)	(1,841,039)
Add: Stock-based employee compensation expense
included in net loss — as reported	9,750	54,859
Deduct: Stock-based employee compensation
expense determined under fair value method	(9,750)	(54,859)

Net loss — pro forma	(1,077,037)	(1,841,039)

Net loss per share (basic and diluted) — as reported	(0.01)	(0.03)
Net loss per share (basic and diluted) — pro forma	(0.01)	(0.03)

o)	Recent Accounting Pronouncements

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

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	p)	Recent Accounting Pronouncements (continued)

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.	Property and Equipment

			December 31,	June 30,
			2006	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer equipment	6,229	5,123	1,106	2,145
Office furniture	10,122	3,143	6,979	8,666

	16,351	8,266	8,085	10,811

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

b)

On July 21, 2004, the Company entered into a fifteen-year renewable lease agreement, which gives the Company the right of exploration and production of minerals in eighteen mineral claims owned by the lessor. The mineral claims are located within the area of the Company’s New York Canyon Copper Project. Under the terms of the agreement, the Company must make cash payments of $25,000 on execution of the agreement (paid). On the first anniversary of the execution of the agreement, the Company must make payments to the lessor of $1,000 per month, $2,000 per month after the second anniversary and $3,000 per month after the third anniversary for as long as the lease is in effect. In addition, at six and twenty-four months after the execution of the agreement the Company will give the lessor, respectively, 10,000 (issued at a fair value of $3,500 in fiscal 2005) shares and 15,000 shares (issued at a fair value of $7,950) of the Company’s common stock. This agreement is subject to a Net Smelter Interest payable to two parties (1.75% Net Smelter Royalty (“NSR”) + 0.5% NSR). The 1.75% is terminated upon payments of $2,000,000; then the second party will retain 1.5% NSR which will revert to 0.5% after an additional $2,000,000 is paid.

5.	Accrued Liabilities

	December 31,	June 30,
	2006	2006
	$	$

Interest accrued on convertible debentures and promissory notes	85,165	37,579
Mineral exploration expenditures	56,883	181,277
Professional fees and other accruals	934	2,050

	142,982	220,906

6.	Related Party Transactions

a)

As at December 31, 2006, the Company was indebted to the former Chief Financial Officer of the Company in the amount of $5,360 (June 30, 2006 - $4,970). The amount due is non-interest bearing, unsecured and due on demand.

b)

As at December 31, 2006, the Company was indebted to the Vice President of Finance for $60,000 (June 30, 2006 - $Nil) of management fees, and the President of the Company for $30,835 of consulting fees and $24,231 (June 30, 2006 - $Nil) of general and administrative expenses. The amount due is non-interest bearing, unsecured and due on demand.

c)

During the six month period ended December 31, 2006, the Company paid consulting fees of $34,980 (2005 - $Nil) to the Chief Financial Officer, consulting fees of $60,000 (2005 - $Nil) to the Vice President of Finance, and $24,450 (2005 - $Nil) to the President of the Company.

d)

During the six month period ended December 31, 2005, the Company paid consulting fees of $15,909 to the former Chief Financial Officer, consulting fees of $21,851 to the former Vice-President of Exploration, $10,102 to a former Director of the Company and management fees of $64,200 to the former President of the Company.

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

6.	Related Party Transactions (continued)

e)

As at December 31, 2006, the Company was indebted to the former President and a company controlled by the former President of the Company in the amount of $nil (June 30, 2006 - $1,828). This amount is non- interest bearing, unsecured and due on demand. During the three month period ended December 31, 2006, this company was paid $Nil for rent (2005 - $11,060) and $Nil (2005 - $22,525) for general and administrative costs.

f)

The former Vice President of the Company owns a 22.5% interest in the mineral property optioned to the Company as described in Note 4(b). As at December 31, 2006, the Company was indebted to the former Vice President of the Company for $Nil (June 30, 2006 - $2,294). The amount due is non-interest bearing, unsecured and due on demand.

7.	Notes Payable

a)

On August 16, 2006, the Company received loans totalling an aggregate of $187,661 (Cdn$209,000) from five individuals as evidenced by unsecured promissory notes. Each note bears interest at a rate of 15% per annum and is due on October 30, 2006. The Company is also required to pay a 7.5% administration fee on the principal amount of each of the notes.

On October 31, 2006 the Company repaid $67,342 (Cdn$75,000) of the loans and renewed $114,983 (Cdn$134,000) of the loans. The remaining notes continue to bear interest at a rate of 15% per annum and are due on January 14, 2006. Pursuant to the renewal, the Company is also required to pay a 7.5% administration fee on the principal amount of each of the notes. As at December 31, 2006, $13,776 in interest and finance charges has been accrued.

b)

On November 7, 2006, the Company received loans totalling an aggregate of $64,355 (Cdn$75,000) from 2 individuals as evidenced by unsecured promissory notes. Each note bears interest at a rate of 15% per annum and is due on January 21, 2006. The Company is also required to pay a 7.5% administration fee on the principal amount of each of the notes. As at December 31, 2006, $6,255 of interest and finance charges has been accrued.

8.	Convertible Debt

a)

On September 12, 2006, the Company entered into a convertible loan agreement with Aton Ventures Fund Ltd. (“Aton”) pursuant to which the Company received a loan of $250,000 from Aton. On September 11, 2006 the Company entered into a convertible loan agreement with Asset Protection Fund Ltd. (“APF”) pursuant to which the Company received a loan of $250,000 from APF. The Aton loan matures on December 12, 2006 and the APF loan matures on December 11, 2006. Both loans bear interest at 8% per annum and are convertible at the option of the lender at any time prior to maturity into shares of common stock at a price of $0.30 per share. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $175,000 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible loans.

b)

On November 27, 2006, the convertible loans were amended to modify the conversion privileges and the both maturity dates were extended to April 11, 2007. The loans are convertible into shares of common stock at the lessor of $0.30 per share or the closing price of the Company’s shares on the business day preceding the date that the Company receives a notice of conversion. In accordance with EITF 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company deemed the terms of the amendment to be substantially different and treated the original convertible loans extinguished and exchanged for new convertible promissory note. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, we determined that the conversion feature of the secured convertible loans met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. The debt does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and must be accounted for as a derivative liability.

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

8.	Convertible Debt (continued)

The Company accreted interest expense of $148,077 up to November 27, 2006. On November 27, 2006, the Company recognized the difference of $44,840 between the fair value of the conversion feature before and after the amendment. Pursuant to EITF 00-19 the Company will adjust the carrying value of the conversion feature to its fair value at each reporting date. To December 31, 2006, the Company accreted interest expense of $18,074 and on December 31, 2006, recognized a gain on the change in the fair value of the conversion feature of $10,404 decreasing the carrying value of the convertible loans to $446,310. The Company will record further interest expense over the term of the convertible loans of $64,094 resulting from the fair value of the conversion feature at the date of issuance. The carrying value of the convertible loans will be accreted to the face value of $500,000 to maturity. To December 31, 2006, accrued interest of $12,110 and has been included in accrued liabilities.

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

c)

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

i)

On September 22, 2004, the Company issued a convertible and callable debenture for $85,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on September 22, 2006, is unsecured and has a conversion price of $0.70 per unit. The debenture is included in current liabilities. Each unit would consist of one share of common stock and one warrant to acquire an additional share of common stock at an exercise price of $0.86 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of December 31, 2006, $16,326 of interest has been accrued and is included in accrued liabilities.

ii)

On November 19, 2004, the Company issued a convertible and callable debenture for $80,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on November 19, 2006, is unsecured and has a conversion price of $0.56 per unit. The debenture is included in current liabilities. Each unit would consist of one share of common stock and one warrant to acquire an additional share of common stock at an exercise price of $0.75 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of December 31, 2006, $14,792 of interest has been accrued and is included in accrued liabilities.

iii)

On December 14, 2004, the Company issued a convertible and callable debenture for $39,999 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on December 14, 2006, is unsecured and has a conversion price of $0.45 per unit. The debenture is included in current liabilities. Each unit would consist of one share of common stock and one warrant to acquire an additional share of common stock at an exercise price of $0.60 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of December 31, 2006, $7,812 of interest has been accrued and is included in accrued liabilities.

iv)

On February 10, 2005, the Company issued a convertible and callable debenture for $25,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on February 10, 2007, is unsecured and has a conversion price of $0.40 per unit. Each unit would consist of one share of common stock and one warrant to acquire an additional share of common stock at an exercise price of $0.55 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of December 31, 2006, $4,429 of interest has been accrued and is included in accrued liabilities.

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

8.	Convertible Debt (continued)

v)

On March 15, 2005, the Company issued a convertible and callable debenture for $55,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on March 15, 2007, is unsecured and has a conversion price of $0.25 per unit. Each unit would consist of one share of common stock and one warrant to acquire an additional share of common stock at an exercise price of $0.40 per share. The holder must convert all of the principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year. As of December 31, 2006, $9,664 of interest has been accrued and is included in accrued liabilities.

9.	Common Stock

a)

On August 3, 2006, the Company issued 15,000 shares of common stock at a fair value of $7,950 as a minimum advanced royalty payment pursuant to the terms of the mineral property agreement entered into on July 21, 2004. Refer to Note 4(b).

b)

On December 15, 2006, the Company issued 1,160,000 units of the Company at a purchase price of $0.25 per unit for total proceeds of $290,000. Each unit consisted of one common share of the Company and one share purchase warrant. Each whole warrant may be exercised within one year of the date of issuance at a price of $0.30 per share.

c)

On November 15, 2006, the Company accepted stock subscriptions for the issuance of 166,667 shares of common stock at $0.30 per share for proceeds of $50,000. At December 31, 2006, the shares have not been issued.

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

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

10.	Commitments and Contingencies (continued)

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

i)

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

11.	Subsequent Event

	a)	In January 2007, the Company repaid $157,890 (Cdn$184,000) of the promissory notes payable described in Note 7.

b)
In January 2007, the Company received subscription proceeds of $359,000 for 1,436,000 units pursuant to a private placement offering. Each unit will consist of one share of common stock and one share purchase warrant with each share purchase warrant entitling the holder to purchase an additional share of common stock at a price of $0.30 per share for a period of one year from the date of issuance.

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

Recent Corporate Developments

Since our fiscal quarter ended September 30, 2006, we experienced the following significant corporate developments:

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

2.

On October 19, 2006, Cameron Reynolds resigned as a member of the Board of Directors of Canyon and the number of directors was reduced from seven to six. There was no disagreement between Mr. Reynolds and Canyon regarding any matter relating to Canyon’s operations, policies or practices.

3.

On November 7, 2006, we received a loan of $21,583 (CDN$25,000) from Kathy Huettl evidenced by a promissory note. The loan is unsecured and bears interest at a rate of 15% per annum. The loan matures on January 21, 2007. In connection with the loan we agreed to pay a $1,612 (CDN$1,875) administration fee to the lender. Proceeds of the loan were used for working capital purposes to fund our continued operations. Also on November 7, 2006 we received a loan of $43,267 (CDN$50,000) from Terry Fields evidenced by a promissory note. The loan is unsecured and bears interest at a rate of 15% per annum. The loan matured on January 21, 2007. In connection with the loan we agreed to pay a $3,225 (CDN$3,750) administration fee to the lender. Proceeds of the loan were used for working capital purposes to fund our continued operations. These loans have been repaid.

4.

On November 7, 2006, our Board of Directors approved an offering of up to 166,667 units at a price of $0.30 per unit to investors pursuant to Regulation S (“Regulation S”) of the United States Securities Act of 1933 (the “Securities Act’), for gross proceeds of up to $50,000. Each unit will consist of one share of our common stock, par value $0.00001 and one share purchase warrant entitling the holder to purchase an additional share of our common stock for a period of eighteen months from the date of issuance at an exercise price of $0.40 per share. On November 15, 2006, we accepted stock subscriptions for the issuance of 166,667 shares of our common stock at $0.30 per share for proceeds of $50,000 to a subscriber pursuant to Regulation S of the Securities Act of 1933. At December 31, 2006, the shares have not been issued.

5.

On November 27, 2006, we entered into amendments to our loan agreements with Aton Ventures Fund Ltd. (“AVF”) and Asset Protection Fund Ltd. (“APF”) (together the “Lenders”) pursuant to which the Lenders loaned $500,000 to Canyon. Pursuant to the terms of the amendment agreements with the Lenders, AVF agreed to extend the maturity date of its loan to April 12, 2007 and APF agreed to extend the maturity date of its loan to April 11, 2007. In consideration of the extension of the maturity date of the loan agreements, we agreed to amend the conversion terms of each of the loan agreements to provide that each Lender has the option at any time prior to the Maturity Date convert all or any portion of the principal outstanding on its loan at the lesser of $0.30 or the closing price of the shares of Canyon on the OTC Bulletin Board on the business day preceding the date that the Lender provides notice of conversion to us upon receipt of which we agreed to issue for no additional consideration, one half of a share purchase warrant for each conversion share issued by Canyon to the Lender, with each whole warrant entitling the Lender to purchase an additional share of our common stock at a price of $0.40 per share.

6.

On December 6, 2006, we announced analysis results from a further ten drill holes from the 33 hole drill program completed earlier this year on the New York Canyon Project. See “Plan of Operation - Mineral Exploration Activities on the New York Canyon Project during the Quarter”, below.

7.

On December 13, 2006, our Board of Directors approved an offering on a private placement basis of up to 5,000,000 Units at a price of $0.25 US per unit (the “$0.25 Unit Offering”) pursuant to Regulation S of the Securities Act. Each unit consists of one share of our common stock and one share purchase warrant, each warrant entitling the holder thereof to purchase an additional share of our common stock at a price of $0.30 for a period of one year from the date of issuance. Proceeds of the $0.25 Unit Offering are intended to be used for working capital purposes and to continue to fund property exploration. On December 15, 2006, we issued an aggregate of 1,160,000 units at a price of $0.25 per unit to two subscribers pursuant to the $0.25 Offering. On January 12, 2007, we issued a further 1,000,000 units at a price of $0.25 per unit to a subscriber pursuant to the $0.25 Offering. These units were issued pursuant to the exemptions from registration contained in Regulation S promulgated under the Securities Act on the basis of representations made by the subscriber that the subscriber was not a “U.S. person”, as that term is defined under Regulation S, and that the subscribers were not acquiring the shares for the account or benefit of a U.S. person.

8.

On December 19, 2006, we announced further analysis results from the remaining eight drill holes from the 33 hole drill program conducted on the New York Canyon Project. See “Plan of Operation - Mineral Exploration Activities on the New York Canyon Project during the Quarter”, below.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six months ended December 31, 2006 and changes in our financial condition from June 30, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended June 30, 2006.

Our plan of operation for the next twelve months is to continue our initial exploration activities of the New York Canyon Project in Nevada.

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

On October 18, 2006, we announced that nine new targets have been identified from the geophysical surveys completed on the New York Canyon Project. The 2006 geophysical survey program completed on the New York Canyon Project property consisted of a ground magnetic survey, an induced polarization ("IP") survey, compilation and review of historic geophysical surveys and interpretation that identified additional target areas for further drilling. A 134 line kilometre ground magnetics survey was completed by Magee Geophysical Services LLC in March, 2006. Lines were oriented N15E, spaced 100 metres apart and extend from the western side of the Copper Queen zone six kilometres to the east to cover the Champion and Longshot Ridge zones. A 50.4 line kilometre dipole-dipole IP survey was completed on 17 grid lines by Zonge Geosciences Inc. Readings were taken at N=1 to 7 separations allowing an effective depth penetration of approximately 400 metres. The lines were generally spaced at 100 metres except over areas of low magnetic response where the spacing was increased to 200 or 400 metres. This IP survey provides expansive coverage over the key mineralized areas and was of sufficient density to permit 3D inversion imagery. Jim Wright of J.L. Wright Geophysics Inc. conducted the data processing, inversion and interpretation of the geophysical data.

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

We contracted Leroy Kay Drilling of Yerington, Nevada to provide core drilling services at the New York Canyon Project in 2006. Mr. Kay has provided drilling services to us for the past two years and began core drilling operations at the New York Canyon Project in early May, 2006. Drill core is expected to allow thorough geological modelling of both the Longshot Ridge Claims copper oxide skarn system and the Copper Queen Claims copper-molybdenum porphyry mineralized area. Core samples will be used for metallurgical testing in order to identify a beneficial copper extraction technique in the oxide mineralized zones. Equipment and crew were mobilized to the project site at the end of March, with drilling commencing April 3, 2006. Drilling, grid work, geophysical surveys and permitting were ongoing during April and continued to June, 2006.

The following results have been received by Canyon since the completion of the prior fiscal quarter from re-analyses conducted on all pulps generated from the 2006 drill program:

Hole ID	From(ft)	To(ft)	Length(ft)	Copper(%)
06-11R*	0	10	10	1.03
	55	95	40	0.26
	195	215	20	0.44
06-13R*	No Significant Results
06-14R*	No Significant Results
06-15R*	95	135	40	0.39
06-20R*	85	95	10	0.78
	125	140	15	0.43
06-21C*	10	125	115	0.54
including	105	125	20	1.03
06-22R*	0	25	25	0.39
	55	125	70	0.32
	295	310	15	0.90
06-23C*	0	45	45	0.35
	80	310	230	0.78
including	210	270	60	1.72
06-24R*	30	70	40	0.29
	95	165	70	0.41
06-25R*	70	180	110	0.47
including	120	150	30	0.96
	450	485	35	0.34
06-26C*	20	115	95	0.29

Hole ID	From(ft)	To(ft)	Length(ft)	Copper(%)
06-27R*	0	70	70	0.16
including	55	70	15	0.37
	290	330	40	0.23
06-28R*	0	185	185	0.53
including	35	85	50	1.08
06-29C*	10	45	35	0.28
06-30R*	0	50	50	0.23
	120	225	105	0.28
including	120	170	50	0.45
06-31R*	0	130	130	0.32
	190	380	190	0.87
including	285	375	90	1.06
06-32C*	65	148	83	0.66
including	110	148	38	1.09
06-33C*	10	200	190	0.52
including	60	95	35	0.84
	175	195	20	1.50
Notes
*	Reverse Circulation holes are designated “R” and diamond drill core holes are designated “C”.

The analyses of total copper content reported were completed by ALS Chemex using their AA62 atomic absorption procedure. A thorough quality assurance/quality control protocol of certified standard reference materials, duplicates and blanks was conducted during the analytical process.

Core hole 06-23C returned an average of 0.78% copper over a 230 foot interval starting from 80 feet. Included in this interval is a 60 foot section that averaged 1.72% copper from 210 to 270 feet. An upper interval from surface to 45 feet intersected 0.35% copper. RC drill 06-11R was drilled vertically to a depth of 265 feet. As shown in the table above, three mineralized horizons were encountered starting from surface to a depth of 215 feet within skarn altered siltstone varying from 0.26% copper over 40 feet to 1.03% copper over 10 feet. Drill holes 06-13R and 06-14R were both drilled vertically to depths of 365 feet and 350 feet respectively. These holes are located in the south-western area of Longshot Ridge within variably skarn altered siltstone. These holes, spaced approximately 120 feet apart, did not return any significant copper mineralization and may define the near surface limit of mineralization in this direction.

Hole 06-15R, located in the south central area of Longshot Ridge, returned an average of 0.39% copper over a 35 foot interval from 95 to 130 feet. Hole 06-20R was drilled in the south central portion of Longshot Ridge. This vertical hole returned an average of 0.80% copper over a 10 foot interval from 85 to 95 feet from within skarn altered marble and a 15 foot interval from 125 feet that averaged 0.43% copper in altered siltstone. Core hole 06-21C is located in the northwest area of Longshot Ridge. This vertical drill hole returned 0.54% copper over a 115 foot interval starting at 10 feet, including 1.03% copper over 20 feet from 105 to 125 feet. Hole 06-22R is located in the central portion of Longshot Ridge and intersected three mineralized horizons as shown in the table above, including 0.90% copper over 15 feet starting at 295 feet. Hole 06-24R is located in the south central portion of the Longshot Ridge deposit and returned an average of 0.29% copper over 40 feet starting at 30 feet depth and a 70 foot interval averaging 0.41% copper starting at 95 feet.

Hole 06-25R was drilled from the same setup as 06-24R and oriented towards the northwest at a 60 degree angle to a depth of 600 feet. The hole returned 0.47% copper over a 110 foot interval starting at 70 feet, including a 30 foot interval from 120 feet that averaged 0.96% copper. A further 35 foot interval from 450 feet returned an average of 0.34% copper. Drill hole 06-26C is located in the north east portion of Longshot Ridge and was drilled vertically to a depth of 534 feet. Drilling intersected weak skarn alteration in siltstone and limestone of the Gabbs Formation overlying Luning Formation limestone. The hole intersected weak to moderate copper mineralization from the start of sampling at 20 feet to 115 feet and averaged 0.29% Cu over this 95 foot distance. Copper mineralization in nearby outcrop indicates that the mineralization extends from surface.

06-27R is located in the central west edge of the tested limit of Longshot Ridge and was drilled vertically to a depth of 335 feet. Mineralization is hosted within variable skarn alteration in siltstone and limestone. Sampling returned a 15 foot interval from 55 to 70 feet that averaged 0.37% Cu and a 40 foot interval further down the hole from 290 to 330 feet that averaged 0.23% Cu. 06-28R is located 300 feet northwest of 06-27R within a zone of strong skarn alteration of siltstone and limestone within the Gabbs Fm. The hole was drilled vertically to a depth of 345 feet and is the most westerly located hole drilled to date on Longshot Ridge. Surface workings indicate that mineralization extends at least 300 feet further west. Hole 06-28R returned a broad zone of copper mineralization extending from surface to 185 feet that averaged 0.53% Cu and included a strong zone of mineralization extending from 35 feet to 85 feet that averaged 1.08% Cu.

06-29C is located in the northern end of Longshot Ridge and was drilled vertically to a depth of 500 feet. The hole intersected the Luning Formation limestone unit that was non to weakly altered. An interval from the start of sampling at 10 feet to 45 feet averaged 0.28% Cu. 06-30R is located 260 feet southwest of 06-29C and was drilled vertically to a depth of 225 feet. Copper mineralization is hosted within calc-silicate and skarn altered limestone adjacent to quartz monzonite sills. An interval from surface to 50 feet averaged 0.23% Cu and a second interval from 120 to 225 feet averaged 0.28% Cu. The mineralization remains open to the north, west and at depth.

06-31R is located in the west central area of Longshot Ridge. The hole was angled to the northwest at a dip of 600 to a depth of 545 feet. The hole intersected moderate skarn alteration within siltstone and limestone of the Gabbs Fm. Mineralization extends from surface to 380 feet with an upper 130 foot zone averaging 0.32% Cu and a lower 190 foot zone starting at 190 feet that averages 0.87% Cu. Included within this interval is a 90 foot zone extending from 285 feet that averages 1.06% Cu. 06-32C is located at the northern portion of Longshot Ridge. The hole was drilled northwest across stratigraphy at an angle of 700 to a depth of 284 feet. An 83 foot interval starting at 65 feet returned an average of 0.66% Cu.

06-33C is located in north central Longshot Ridge, approximately 350 feet south of 06-32C. The hole was drilled towards the northwest at an angle of 70° to a depth of 345 feet. A 190 foot zone from the start of sampling at 10 feet to 200 feet averaged 0.52% Cu, with a 20 foot zone from 175 to 195 feet averaging 1.50% Cu.

Drilling to date at the Longshot Ridge copper deposit has confirmed and expanded on the known extent of the copper oxide mineralization, which is exposed at surface and has been tested to depths up to 400 feet. With the exception of holes 06-13R and 06-14R, all drill holes completed in 2006 have indicated the consistent and wide spread nature of the copper mineralization at Longshot Ridge. The recent data is being incorporated into the overall New York Canyon project database in order to develop a resource estimate of the copper content at Longshot Ridge.

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

As at December 31, 2006, being the date of our most recently completed financial statements, we had cash of $240,076. As such, we currently do not have sufficient cash resources to meet budgeted expenditures of approximately $2,875,000 and general operating expenses of $500,000 for the next twelve months. Our existing cash balances are not sufficient to fund our exploration program and carry out our normal operations into the next fiscal year, and we will require additional financing. We anticipate that, to the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

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

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended			Six Months Ended
	December 31		Percentage	December 31		Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	248,736	821,129	(70%)	843,266	1,405,509	(40%)
Other Expenses	159,757	340,793	(53%)	233,771	435,530	(46%)
Net Loss	$408,493	$1,161,922	(64.8%)	$1,077,037	$1,841,039	(41.5%)

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

Expenses

We incurred the following expenses during the six month period ended December 31, 2006:

	Second Quarter Ended			Six Months Ended
	December 31		Percentage	December 31		Percentage
			Inc. /			Inc. /
	2006	2005	(Dec.)	2006	2005	(Dec.)
Operating Expenses:
Depreciation	$1,362	$741	84%	$2,725	$1,370	99%
Foreign exchange loss	(12,248)	4,515	(371%)	(8,240)	24,581	(134%)
(gain)
General and administrative	145,885	218,178	(33%)	376,782	471,745	(20%)
Mineral property costs	113,737	-	n/a	464,049	-	n/a
Impairment of mineral	-	597,695	(100%)	7,950	907,813	(99%)
property costs
Other Expenses:
Gain on change in fair value	10,404	-	n/a	10,404	-	n/a
of conversion feature
Interest	(170,161)	(6,801)	2,402%	(227,058)	(13,206)	1,619%
Loss on sale of investment	-	-	n/a	-	(88,332)	(100%)
securities
Impairment loss on	-	(333,992)	(100%)	(17,117)	(333,992)	(95%)
investment securities
Total Expenses	$408,493	$1,161,922	(64.8%)	$1,077,037	$1,841,039	(41.5%)

The decrease in operating expenditures for the six months ended December 31, 2006 as compared with the comparative period in 2005 is primarily attributable to the decrease in impairment of mineral property costs of $899,863. We anticipate that the expenses will continue to increase due to our ongoing planned exploration activities, specifically our 2007 exploratory drilling program in the New York Canyon Project.

During the quarter ended December 31, 2006, we sold no Langley Park Investment Trust PLC shares, and at December 31, 2006 had a balance of 1,027,974 Langley Park shares worth $296,899. In addition, during the fiscal quarter ended December 31, 2006, we recognized interest on convertible debentures in the amount of $170,161, compared to $6,801 during the comparable period in 2005. We recognized accretion of discounts on convertible debt in the amount of $166,150 compared to none in the comparable period in 2005. We anticipate that we will continue to incur significant losses for the next several years due to our planned exploration activities.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At December 31, 2006	At June 30, 2006	Increase / (Decrease)
Current Assets	$553,975	$393,165	41%
Current Liabilities	(1,473,117)	(892,808)	65%
Working Capital (Deficit)	$(919,142)	$(500,357)	84%

Cash Flows
	Six Months Ended	Six Months Ended
	December 31, 2006	December 31, 2005
Cash Flows used in Operating Activities	$(896,823)	$(1,244,116)
Cash Flows provided by Financing Activities	997,149	1,566,432
Cash Flows from (used in) Investing Activities	-	42,783
Net Increase (decrease) in Cash During Period	$100,326	$365,099

The increase in our working capital deficit of $418,785 as at December 31, 2006 from a working capital deficit of $500,357 as at June 30, 2006 was primarily a result of increased exploration expenditures and general and administrative expenses.

At December 31, 2006, there were $284,999 of unsecured convertible debentures outstanding. The debentures are convertible at the option of the holder during a two year period from the date of issuance into our units, which consist of one common share and one share purchase warrant. The holder must convert all of the principal and accrued interest on the debentures. The interest rate is the Bank of America prime rate plus 2.5% per annum. As of December 31, 2006, $53,023 of interest has been accrued and is included in accrued liabilities. We are required to pay accrued interest annually on January 31st.

On August 16, 2006, the Company received loans totalling an aggregate of $187,661 (Cdn$209,000) from five individuals as evidenced by unsecured promissory notes. Each note bears interest at a rate of 15% per annum and is due on October 30, 2006. The Company is also required to pay a 7.5% administration fee on the principal amount of each of the notes.

On October 31, 2006 the Company repaid $67,342 (Cdn$75,000) of the loans and renewed $114,983 (Cdn$134,000) of the loans. The remaining notes continue to bear interest at a rate of 15% per annum and are due on January 14, 2006. Pursuant to the renewal, the Company is also required to pay a 7.5% administration fee on the principal amount of each of the notes. As at December 31, 2006, $13,776 in interest and finance charges has been accrued.

On November 7, 2006, the Company received loans totalling an aggregate of $64,355 (Cdn$75,000) from 2 individuals as evidenced by unsecured promissory notes. Each note bears interest at a rate of 15% per annum and is due on January 21, 2006. The Company is also required to pay a 7.5% administration fee on the principal amount of each of the notes. As at December 31, 2006, $6,255 of interest and finance charges has been accrued. Subsequent to the period ended December 31, 2006, we repaid $157,890 (CDN$184,000) of the promissory notes payable.

On November 27, 2006, we entered into amendments to our loan agreements with Aton Ventures Fund Ltd. (“AVF”) and Asset Protection Fund Ltd. (“APF”) (together the “Lenders”) pursuant to which the Lenders loaned $500,000 to Canyon. Pursuant to the terms of the amendment agreements with the Lenders, AVF agreed to extend the maturity date of its loan to April 12, 2007 and APF agreed to extend the maturity date of its loan to April 11, 2007. In consideration of the extension of the maturity date of the loan agreements, we agreed to amend the conversion terms of each of the loan agreements to provide that each Lender has the option at any time prior to the Maturity Date convert all or any portion of the principal outstanding on its loan at the lesser of $0.30 or the closing price of the shares of Canyon on the OTC Bulletin Board on the business day preceding the date that the Lender provides notice of conversion to us upon receipt of which we agreed to issue for no additional consideration, one half of a share purchase warrant for each conversion share issued by Canyon to the Lender, with each whole warrant entitling the Lender to purchase an additional share of our common stock at a price of $0.40 per share. To December 31, 2006, we accreted interest expense of $18,074 and on December 31, 2006, recognized a gain on the change in the fair value of the conversion feature of $10,404 decreasing the carrying value of the Convertible Debentures to $446,310.

As at December 31, 2006, we were indebted to: (i) the former Chief Financial Officer of Canyon in the amount of $5,360 (June 30, 2006 - $4,970), (ii) the Vice President of Finance for $60,000 (June 30, 2006 - $Nil) in respect of management fees, and (iii) the President of Canyon for $30,835 of consulting fees and $24,231 for travel expenses (June 30, 2006 - $Nil). These amounts due are non-interest bearing, unsecured and due on demand.

During the six month period ended December 31, 2006, we paid consulting fees of $34,980 (2005 - $Nil) to the Chief Financial Officer, consulting fees of $60,000 (2005 - $Nil) to the Vice President of Finance, and $24,415 (2005 - $Nil) to the President of Canyon. As at December 31, 2006, Canyon was indebted to its former President and a company controlled by the former President in the amount of $nil (June 30, 2006 - $1,828). This amount is non-interest bearing, unsecured and due on demand. The former Vice President of Canyon owns a 22.5% interest in the mineral property optioned to Canyon.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net operating loss before income taxes of $1,077,037 for the six months ended December 31, 2006 and have an accumulated deficit of $14,759,727 since inception. As at the date of this Quarterly Report we had cash of $240,076 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $2,875,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

On December 13, 2006, we approved an offering on a private placement basis of up to 5,000,000 Units at a price of $0.25 per unit pursuant to Regulation S of the Securities Act. Each unit consists of one share of our common stock and one share purchase warrant, each warrant entitling the holder thereof to purchase an additional share of our common stock at a price of $0.30 for a period of one year from the date of issuance. As at January 12, 2007, we have issued an aggregate of 2,160,000 units at a price of $0.25 per unit to three subscribers. The balance of the $0.25 Unit Offering has not been closed and there is no assurance that the remaining Units will be sold.

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

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which will require us to obtain additional financing. We recorded a net operating loss of $1,077,037 for the six months ended December 31, 2006 and have an accumulated deficit of $14,759,727 since inception. As at the date of this Quarterly Report, we had cash of $240,076 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $2,875,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 29, 2007, we received a statement of claim filed in the Ontario Superior Court of Justice from a company claiming unpaid investor relations fees of $25,916 and requesting the balance of an alleged retainer of $84,000. Canyon is vigorously disputing this claim and believes this action is without merit.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the second quarter ended December 31, 2006, other than as described below, we did not complete any sales of securities that were not registered pursuant to the Securities Act of 1933 (the “Securities Act”):

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

2.

On November 7, 2006, our Board of Directors approved an offering of up to 166,667 units at a price of $0.30 per unit to investors pursuant to Regulation S (“Regulation S”) of the United States Securities Act of 1933 (the “Securities Act’), for gross proceeds of up to $50,000. Each unit will consist of one share of our common stock, par value $0.00001 and one share purchase warrant entitling the holder to purchase an additional share of our common stock for a period of eighteen months from the date of issuance at an exercise price of $0.40 per share. On November 15, 2006, we accepted stock subscriptions for the issuance of 166,667 shares of our common stock at $0.30 per share for proceeds of $50,000 to a subscriber pursuant to Regulation S of the Securities Act of 1933. At December 31, 2006, the shares have not been issued.

3.

On December 13, 2006, we approved an offering on a private placement basis of up to 5,000,000 Units at a price of $0.25 US per unit (the “$0.25 Unit Offering”) pursuant to Regulation S of the Securities Act. Each unit consists of one share of our common stock and one share purchase warrant, each warrant entitling the holder thereof to purchase an additional share of our common stock at a price of $0.30 for a period of one year from the date of issuance. As at January 12,

2007, we have issued an aggregate of 2,160,000 units at a price of $0.25 per unit to three subscribers. These units were issued pursuant to the exemptions from registration contained in Regulation S promulgated under the Securities Act on the basis of representations made by the subscribers that the subscribers were not “U.S. persons”, as that term is defined under Regulation S, and that the subscribers were not acquiring the shares for the account or benefit of a U.S. person. Proceeds of the offering were used for working capital purposes to fund our continued operations.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference.

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation.(19)

3.2	Bylaws.(1)

4.1	Specimen Stock Certificate.(19)

10.1	2004 Nonqualified Stock Option Plan.(7)

10.2	2006 Stock Incentive Plan dated April 5, 2006.(15)

10.3	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between the Company and Langley Park Investments PLC.(8)

10.4	Debenture Purchase Agreement dated March 9, 2004 between the Company and Astra Star Limited.(9)

10.5	Convertible, Callable, Subordinated Debenture dated March 9, 2004 between the Company and Astra Start Limited.(9)

10.6	Debenture Purchase Agreement dated March 15, 2004 between the Company and Norad Limited.(9)

10.7	Convertible, Callable, Subordinated Debenture dated March 15, 2004 between the Company and Norad Limited.(9)

10.8	Debenture Purchase Agreement dated May 15, 2004 between the Company and Norad Limited.(10)

10.9	Convertible, Callable, Subordinated Debenture dated May 15, 2004 between the Company and Norad Limited.(10)

Exhibit
Number	Description of Exhibit

10.10	Debenture Purchase Agreement dated September 22, 2004 between the Company and Norad Limited.(11)

10.11	Convertible, Callable, Subordinated Debenture dated September 22, 2004 between the Company and Norad Limited.(11)

10.12	Debenture Purchase Agreement dated November 19, 2004 between the Company and Glenkirk International.(11)

10.13	Convertible, Callable, Subordinated Debenture dated November 19, 2004 between the Company and Glenkirk International.(11)

10.14	Debenture Purchase Agreement dated February 10, 2005, effective December 14, 2004 between the Company and Riannon Limited.(12)

10.15	Convertible, Callable, Subordinated Debenture dated February 10, 2005, effective December 14, 2004 between the Company and Riannon Limited.(12)

10.16	Debenture Purchase Agreement dated February 10, 2005 between the Company and Riannon Limited.(12)

10.17	Convertible, Callable, Subordinated Debenture dated February 10, 2005 between the Company and Riannon Limited.(12)

10.18	Debenture Purchase Agreement dated March 15, 2005 between the Company and Riannon Limited.(12)

10.19	Convertible, Callable, Subordinated Debenture dated March 15, 2005 between the Company and Riannon Limited.(12)

10.20	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(4)

10.21	Property Option Agreement dated April 8, 2004 between the Company and Consolidated Global Minerals Ltd. (Tuscarora Gold Project).(8)

10.22	Letter of Intent dated February 18, 2004 between the Company and MMTC Development Corp. (Tuscarora Gold Project).(4)

10.23	Property Option Agreement dated April 15, 2004 between the Company and Consolidated Global Minerals Ltd. (Cornucopia Project).(9)

10.24	Letter of Intent dated April 16, 2004 between the Company and Consolidated Global Minerals Ltd. (Slide Mine and Horsefal projects).(9)

10.25	Publicity Agreement dated February 23, 2004 between the Company and Capital Financial Media, Inc.(9)

10.26	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(9)

10.27	Consulting Agreement dated June 1, 2004 between the Company and Kirin Venture Capital Corp.(9)

10.28	Consulting Agreement dated April 5, 2005 between the Company and Anthony (Tony) R. Harvey.(12)

10.29	Consulting Agreement dated August 5, 2005 between the Company and Chris Broili.(13)

10.30	Consulting Agreement dated August 10, 2005 between the Company and Mel Klohn.(13)

10.31	Consulting Agreement dated August 22, 2005 between the Company and Carlo Civelli.(13)

10.32	Consulting Agreement dated September 20, 2005 between the Company and Richard Dixon.(13)

Exhibit
Number	Description of Exhibit

10.33	Consulting Agreement dated September 20, 2005 between the Company and Richard Kehmeier.(13)

10.34	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(14)

10.35	Consulting Agreement dated January 19, 2006 between the Company and Mark A. Reynolds.(13)

10.36	Consulting Agreement dated February 1, 2006 between the Company and Linda Erdman.(13)

10.37	Consulting Agreement dated February 1, 2006 between the Company and Geoffrey Goodall.(13)

10.38	Consulting Agreement dated February 1, 2006 between the Company and Robert Young.(13)

10.39	Consulting Agreement dated June 1, 2004 between the Company and Kirin Venture Capital Corp. (13)

10.40	Debt Settlement Agreement dated April 8, 2005 between the Company and Cameron Reynolds. (13)

10.41	Debt Settlement Agreement dated November 8, 2005 between the Company and Cameron Reynolds. (13)

10.42	Mineral Processing Research Agreement dated March 22, 2006 among the Company, Nevada Sunrise, LLC and INTOR Resources Corporation.(13)

10.43	Loan Agreement dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(17)

10.44	Loan Agreement dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(17)

10.45	Convertible Promissory Note dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(17)

10.46	Convertible Promissory Note dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(17)

10.47	Promissory Note dated August 16, 2006 between the Company and Susan Hand.(18)

10.48	Promissory Note dated August 16, 2006 between the Company and Walter Kondrosky.(18)

10.49	Promissory Note dated August 16, 2006 between the Company and Anthony Harvey.(18)

10.50	Promissory Note dated August 16, 2006 between the Company and Kathy Huettl.(18)

10.51	Promissory Note dated August 16, 2006 between the Company and Bob Gibb.(18)

10.52	Promissory Note dated November 7, 2006 between the Company and Kathy Huettl.(20)

10.53	Promissory Note dated November 7, 2006 between the Company and Terry Fields.(20)

10.54	First Amendment Loan Agreement dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(21)

10.55	First Amendment to Loan Agreement dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(21)

10.56	Convertible Promissory Note dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(21)

10.57	Convertible Promissory Note dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(21)

14.1	Code of Ethics.(3)

Exhibit
Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(3)

99.2	Disclosure Committee Charter.(3)

Notes
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 26, 2000.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 5, 2002.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(4)	Field with the SEC as an exhibit to our Current Report on Form 8-K filed on February 10, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 20, 2004.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(7)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on June 17, 2004.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(9)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed November 22, 2004.
(11)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 22, 2005.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 23, 2005.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 16, 2006.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(16)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 22, 2006.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 15, 2006.
(18)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 7, 2006.
(19)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(20)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 20, 2006.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANYON COPPER CORP.

Dated: February 20, 2007	By:
/s/ Anthony R. Harvey
ANTHONY R. HARVEY
Chairman and Chief Financial Officer
(Principal Executive Officer)

Dated: February 20, 2007	By:
/s/ Kurt Bordian
KURT BORDIAN
Chief Financial Officer
(Principal Accounting Officer)