Form 10QSB
period 2007-03-31
CANYON COPPER CORP.
filed 2007-05-21
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 17, 2007, the Registrant had 68,380,596 shares of common stock, par value of $0.00001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [    ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Canyon” mean Canyon Copper Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)

March 31, 2007

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	June 30,
	2007	2006
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	57,305	139,750
Amounts receivable	3,000	3,000
Investment securities	288,358	224,053
Prepaid expenses and deposits	5,450	26,362
Total Current Assets	354,113	393,165
Property and Equipment (Note 3)	6,723	10,811
Total Assets	360,836	403,976

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	247,318	377,811
Accrued liabilities (Note 5)	91,333	220,906
Due to related parties (Note 6)	150,579	9,092
Notes and loans payable (Note 7)	141,683	–
Convertible debt, less unaccreted discount of $5,848 and $nil
respectively (Note 8)	779,151	284,999
Derivative liability (Note 8)	69,397	–
Total Current Liabilities	1,479,461	892,808
Commitments and Contingencies (Notes 1 and 12)
Stockholders’ Deficit
Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001;
Issued and outstanding: 500,000 shares	5	5
Common Stock
Authorized: 500,000,000 shares, par value $0.00001;
Issued and outstanding: 68,380,596 and 65,705,596 shares, respectively	683	658
Additional Paid-in Capital	14,076,118	13,193,195
Common Stock Subscribed (Note 9(b))	159,000	–
Accumulated Other Comprehensive Income	81,422	–
Deficit Accumulated During the Exploration Stage	(15,435,853)	(13,682,690)
Total Stockholders’ Deficit	(1,118,625)	(488,832)
Total Liabilities and Stockholders’ Deficit	360,836	403,976

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated
	from January 21,
	2000
	(Date of	For the		For the
	Inception)	Three Months Ended		Nine Months Ended
	to March 31,	March 31,		March 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Depreciation	9,628	1,363	1,018	4,088	2,388
Foreign exchange loss (gain)	(33,636)	1,416	(14,499)	(6,824)	10,082
General and administrative	7,317,010	108,093	244,944	484,875	716,689
Impairment of mineral property costs	2,742,630	453,138	474,789	461,088	455,000
Mineral exploration costs	4,068,888	7,172	408,000	471,221	1,335,602

Total Operating Expenses	14,104,520	571,182	1,114,252	1,414,448	2,519,761

Operating Loss	(14,104,520)	(571,182)	(1,114,252)	(1,414,448)	(2,519,761)

Other Income (Expense)

Gain on settlement of debt	(2,871)	–	10,963	–	10,963
Interest expense	(520,381)	(69,985)	(6,976)	(297,043)	(20,182)
Impairment loss on investment securities	(372,096)	–	–	(17,117)	–
Loss on sale of investment securities	(411,430)	–	–	–	(88,332)
Loss on change in fair value of conversion
feature	(24,555)	(34,959)	–	(24,555)	–
Unrealized loss on investment securities	–	–	(1,825)	–	(335,817)

Total Other Income (Expense)	(1,331,333)	(104,944)	2,162	(338,715)	(433,368)

Net Loss	(15,435,853)	(676,126)	(1,112,090)	(1,753,163)	(2,953,129)

Other Comprehensive Income

Unrealized gain (loss) on investment
securities	81,422	(8,541)	–	81,422	–

Comprehensive Loss	(15,354,431)	(684,667)	(1,112,090)	(1,671,741)	(2,953,129)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.02)	(0.03)	(0.05)

Weighted Average Shares Outstanding		67,364,000	61,450,000	66,334,000	59,355,000

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the
	Nine Months Ended
	March 31,
	2007	2006
	$	$
Operating Activities
Net loss	(1,753,163)	(2,953,129)

Adjustments to reconcile net loss to net cash used in
operating activities:
Accretion of discounts on convertible debentures	213,994	–
Amortization of deferred financing costs	27,475	–
Depreciation	4,088	2,388
Foreign exchange translation loss	–	11,795
Impairment of mineral property costs	417,950	749,750
Impairment loss on investment securities	17,117	–
Loss on sale of investment securities	–	88,332
Loss on change in fair value of conversion feature	24,555	–
Stock-based compensation	–	45,109
Unrealized loss on investment securities	–	335,817

Changes in operating assets and liabilities:
Amounts receivable	–	(33,000)
Prepaid expenses and deposits	20,912	(63,683)
Accounts payable and accrued liabilities	(260,066)	271,870
Due to related parties	41,487	(31,065)

Net Cash Used in Operating Activities	(1,245,651)	(1,575,816)

Investing Activities
Mineral property acquisition costs	(250,000)	(455,000)
Proceeds from the sale of investment securities	–	48,123
Purchase of property and equipment	–	(6,570)

Net Cash Used in Investing Activities	(250,000)	(413,447)

Financing Activities
Advances from related parties	100,000	–
Proceeds from issuance of convertible debentures	500,000	–
Proceeds from notes and loans payable	371,962	–
Repayment of notes payable	(230,281)	–
Financing costs	(27,475)	–
Common stock subscribed	159,000	–
Proceeds from issuance of common stock	540,000	3,486,400
Share issuance costs	–	(222,668)

Net Cash Provided by Financing Activities	1,413,206	3,263,732

Increase (Decrease) in Cash	(82,445)	1,274,469

Cash – Beginning of Period	139,750	48,816

Cash – End of Period	57,305	1,323,285

Non-cash Investing and Financing Activities:

Common stock subscribed to settle debt	344,234	–
Common stock issued to settle debt	–	23,585
Common stock issued for mineral property acquisition costs	167,950	294,750

Supplemental Disclosures:

Interest paid	22,471	–
Income taxes paid	–	–

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

Canyon Copper Corp., (the “Company”), was incorporated in the State of Nevada, U.S.A. on January 21, 2000 under the name Aberdene Mines Limited. On August 7, 2006, the Company changed its name to Canyon Copper Corp. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business plan is to acquire, explore and develop mineral properties and ultimately seek earnings by exploiting mineral claims.

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. As at March 31, 2007, the Company has a working capital deficit of $1,118,625 and has accumulated losses of $15,435,853 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan for the next twelve months is to continue initial exploration activities on the New York Canyon Project in Nevada. The agreements pursuant to which the Company acquired its interests in the New York Canyon Project provide for a series of cash payments, the issue of certain shares over certain time periods, and the expenditure of certain minimum amounts on the exploration of the properties or contribute its share of ongoing expenditures. If the Company fails to make such payments or expenditures in a timely fashion it may lose its interest in those properties. As at March 31, 2007, the Company had cash of $57,305 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $2,875,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to derivative liabilities, asset retirement obligations, stock-based compensation, deferred income tax asset valuations and depreciation. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than- temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary. Accordingly, the Company recognized a loss on the investment securities of $17,117 for the three-month period ended September 30, 2006, as the fair value of the investment securities had been below the carrying value in excess of one year.

	e)	Property and Equipment

Property and equipment consists of computer equipment and office equipment, which are recorded at cost and depreciated over their estimated useful life of three years on a straight-line basis.

	f)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

The fair values of financial instruments, which include cash, amounts receivable, investment securities, accounts payable, accrued liabilities, due to related parties, notes and loans payable and convertible debt were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments, except for investment securities. The fair value of investment securities is based on quoted market values. The Company is not exposed to significant interest rate, currency exchange rate or credit risk arising from these financial instruments.

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

	l)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2007 and 2006, the Company’s only component of comprehensive income was an unrealized holding gains on available for sale securities.

	m)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totalled 18,035,000 as at March 31, 2007 (3,150,000 as at March 31, 2006).

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

	o)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(o) Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No.157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No.155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.	Property and Equipment

			March 31,	June 30,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer equipment	6,229	5,642	587	2,145
Office furniture	10,122	3,986	6,136	8,666

	16,351	9,628	6,723	10,811

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

4.	Mineral Properties

a)

On March 18, 2004, the Company was granted an option to acquire a 100% interest, subject to a 2% net smelter royalty, in the New York Canyon Copper Project located in Mineral County, Nevada. Under the terms of the option agreement, the Company must make cash payments of $460,000 (or share issuances at the election of the Optionors) in various stages as follows: $30,000 upon execution of the option agreement (paid), $60,000 on the first anniversary (paid); $120,000 (paid) on the second anniversary; and $250,000 (paid) on the third anniversary. The Company must also issue 2,000,000 shares in various stages as follows: 500,000 shares upon execution of the option agreement (issued at a fair value of $860,000 in fiscal 2005), 500,000 shares on the first anniversary (issued at a fair value of $185,000 in fiscal 2005); 500,000 shares on the second anniversary (issued at a fair value of $285,000 in fiscal 2006); and 500,000 shares on the third anniversary (issued at a fair value of $160,000). The Company must incur expenditures of not less than $2,000,000 in various stages as follows: $250,000 by December 31, 2004 (incurred), an additional $750,000 (incurred) by December 31, 2005, and an additional $1,000,000 by December 31, 2006 (incurred). Effective March 16, 2007, the Company completed its option obligations and acquired a 100% interest in this property.

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

5.	Accrued Liabilities

	March 31,	June 30,
	2007	2006
	$	$

Interest accrued on debt	87,724	37,579
Mineral exploration expenditures	–	181,277
Professional fees and other accruals	3,609	2,050

	91,333	220,906

6.	Related Party Transactions

a)

As at March 31, 2007, the Company was indebted to the former Chief Financial Officer of the Company in the amount of $5,387 (June 30, 2006 - $4,970). The amount due is non-interest bearing, unsecured and due on demand.

b)

As at March 31, 2007, the Company was indebted to the Vice President of Finance for $30,000 (June 30, 2006 - $Nil) of management fees, and the Chief Financial Officer of the Company for $212 (June 30, 2006 - $Nil) of general and administrative expenses. The amount due is non-interest bearing, unsecured and due on demand.

	c)	As at March 31, 2007, the Company was indebted to the former President and a company controlled by the former President for $Nil (June 30, 2006 – $1,828).

d)

During the nine month period ended March 31, 2007, the Company paid consulting fees of $52,470 (2006 - $Nil) to the Chief Financial Officer, consulting fees of $90,000 (2006 - $Nil) to the Vice President of Finance, and consulting fees $24,450 (2006 - $Nil) to the President of the Company.

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

6.	Related Party Transactions (continued)

e)

During the nine month period ended March 31, 2006, the Company paid consulting fees of $15,909 to the former Chief Financial Officer, consulting fees of $21,851 to the former Vice President of Exploration, $10,102 to a former Director of the Company and management fees of $96,300 to the former President of the Company.

	f)	During the nine month period ended March 31, 2006, the Company paid $17,642 for rent, $37,534 for general and administrative costs to a company controlled by the former President.

g)

The former Vice President of the Company owned a 22.5% interest in the mineral property optioned to the Company as described in Note 4(a). As at March 31, 2007, the Company was indebted to the former Vice President of the Company for $14,980 (June 30, 2006 - $2,294). The amount due is non-interest bearing, unsecured and due on demand.

	h)	On March 14, 2007, the Chief Executive Officer of the Company advanced $100,000 to the Company. This loan bears interest at a rate of 15% per annum, is unsecured and due on demand.

i)

Included in the loan proceeds received as described in Note 7(a) is a $21,390 (Cdn$25,000) loan advanced by the Chief Executive Officer of the Company on August 16, 2006, and renewed on October 31, 2006 and January 14, 2007.

7.	Notes and Loans Payable

a)

On August 16, 2006, the Company received loans totalling an aggregate of $187,607 (Cdn$209,000) from five individuals as evidenced by unsecured promissory notes. Each note bears interest at a rate of 15% per annum and was due on October 30, 2006. The Company is also required to pay a 7.5% administration fee on the principal amount of each of the notes. On October 31, 2006 the Company repaid $67,496 (Cdn$75,000) of the loans and renewed $114,983 (Cdn$134,000) of the loans. The remaining notes continued to bear interest at a rate of 15% per annum and were due on January 14, 2007. On January 14, 2007, the Company repaid $96,653 (Cdn$109,000) and renewed $21,390 (Cdn$25,000) of the loans. Pursuant to the renewals; the Company paid a 7.5% administration fee on the principal amount of each of the notes.

b)

On November 7, 2006, the Company received loans totalling an aggregate of $64,355 (Cdn$75,000) from two individuals as evidenced by unsecured promissory notes. Each note bears interest at a rate of 15% per annum and is due on January 21, 2007. On January 21, 2007, the Company repaid $66,132 (Cdn$75,000). The Company was also required to pay a 7.5% administration fee on the principal amount of each of the notes.

	c)	On March 20, 2007, the Company received a loan of $120,000 from Aton Select Fund Limited. The loan bears interest at a rate of 15% per annum, is unsecured and due on demand.

8.	Convertible Debt

a)

On September 12, 2006, the Company entered into a convertible loan agreement with Aton Ventures Fund Ltd. (“Aton”) pursuant to which the Company received a loan of $250,000 from Aton. On September 11, 2006 the Company entered into a convertible loan agreement with Asset Protection Fund Ltd. (“APF”) pursuant to which the Company received a loan of $250,000 from APF. The Aton loan matured on December 12, 2006 and the APF loan matured on December 11, 2006. Both loans bear interest at 8% per annum and were convertible at the option of the lender at any time prior to maturity into shares of common stock at a price of $0.30 per share. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $175,000 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible loans.

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

8.	Convertible Debt (continued)

On November 27, 2006, the convertible loans were amended to modify the conversion privileges and the maturity dates were extended to April 11, 2007. Subsequent to March 31, 2007, the maturity date of the APF loan was extended to October 11, 2007 and the maturity date of the Aton loan was extended to October 12, 2007. Refer to Note 11. The loans are convertible into shares of common stock at the lessor of $0.30 per share or the closing price of the Company’s shares on the business day preceding the date that the Company receives a notice of conversion. In accordance with EITF 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company deemed the terms of the amendment to be substantially different and treated the original convertible loans extinguished and exchanged for new convertible promissory note. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company determined that the conversion feature of the secured convertible loans met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative.

The Company accreted interest expense of $148,077 up to November 27, 2006. On November 27, 2006, the Company recognized the difference of $44,842 between the fair value of the conversion feature before and after the amendment. Pursuant to EITF 00-19 the Company will adjust the carrying value of the conversion feature to its fair value at each reporting date. On March 31, 2007, the Company recognized a loss on the change in the fair value of the conversion feature of $24,555 and increased the derivative liability to $69,397. To March 31, 2007, the Company accreted interest expense of $65,917 increasing the carrying value of the convertible loans to $494,154. The Company will record further interest expense over the term of the convertible loans of $5,846 resulting from the fair value of the conversion feature at the date of issuance. The carrying value of the convertible loans will be accreted to the face value of $500,000 to maturity.

Outstanding amounts under the loans may be repaid, in whole or in part, at any time at the option of Company without penalty. For so long as the loans remain outstanding the Company has agreed not to mortgage, pledge or otherwise encumber its interest in its minerals claims in the State of Nevada without the consent of its lenders. Proceeds of the loans are to be used for working capital purposes to fund the Company’s continued operations.

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

i)

On September 22, 2004, the Company issued a convertible and callable debenture for $85,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on September 22, 2006, is unsecured and has a conversion price of $0.70 per unit. The debenture is included in current liabilities. Each unit would consist of one share of common stock and one warrant to acquire an additional share of common stock at an exercise price of $0.86 per share. The holder must convert the entire principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year.

ii)

On November 19, 2004, the Company issued a convertible and callable debenture for $80,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on November 19, 2006, is unsecured and has a conversion price of $0.56 per unit. The debenture is included in current liabilities. Each unit would consist of one share of common stock and one warrant to acquire an additional share of common stock at an exercise price of $0.75 per share. The holder must convert the entire principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year.

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

8.	Convertible Debt (continued)

iii)

On December 14, 2004, the Company issued a convertible and callable debenture for $39,999 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on December 14, 2006, is unsecured and has a conversion price of $0.45 per unit. The debenture is included in current liabilities. Each unit would consist of one share of common stock and one warrant to acquire an additional share of common stock at an exercise price of $0.60 per share. The holder must convert the entire principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year.

iv)

On February 10, 2005, the Company issued a convertible and callable debenture for $25,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on February 10, 2007, is unsecured and has a conversion price of $0.40 per unit. Each unit would consist of one share of common stock and one warrant to acquire an additional share of common stock at an exercise price of $0.55 per share. The holder must convert the entire principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year.

v)

On March 15, 2005, the Company issued a convertible and callable debenture for $55,000 in cash proceeds. The Company may call the debenture at anytime until the maturity date. The debenture matures on March 15, 2007, is unsecured and has a conversion price of $0.25 per unit. Each unit would consist of one share of common stock and one warrant to acquire an additional share of common stock at an exercise price of $0.40 per share. The holder must convert the entire principal and accrued interest if any is converted. The interest rate is the Bank of America prime rate plus 2.5% per annum. The Company must pay accrued interest on January 31st of each year.

9.	Common Stock

a)

On March 7, 2007, the Company issued 500,000 shares of common stock at a fair value of $160,000 as a minimum advanced royalty payment pursuant to the terms of the mineral property agreement entered into on July 21, 2004. Refer to Note 4(b).

b)

In January 2007, the Company accepted stock subscriptions for the issuance of 636,000 shares of common stock at $0.25 per share for proceeds of $159,000. As at March 31, 2007, the shares have not been issued.

c)

On January 12, 2007, the Company issued 1,000,000 units of the Company at a purchase price of $0.25 per unit for total proceeds of $250,000. Each unit consisted of one common share of the Company and one share purchase warrant. Each share purchase warrant may be exercised within one year of the date of issuance at a price of $0.30 per share.

d)

On December 15, 2006, the Company issued 1,160,000 units at $0.25 per unit for total proceeds of $290,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant may be exercised within one year of the date of issuance at a price of $0.30 per share.

e)

On November 15, 2006, the Company accepted stock subscriptions for the issuance of 166,667 shares of common stock at $0.30 per share for proceeds of $50,000. The shares were issued during the quarter ended March 31, 2007.

f)

On August 17, 2006, the Company issued 15,000 shares of common stock at a fair value of $7,950 as a minimum advanced royalty payment pursuant to the terms of the mineral property agreement entered into on July 21, 2004. Refer to Note 4(b).

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

10.	Stock-based Compensation

On April 5, 2006, the Company established a 2006 Stock Incentive Plan (the “2006 Plan”) to issue up to a maximum of 10,000,000 shares of common stock. The maximum aggregate number of shares of common stock that may be optioned and sold under the 2006 Plan will be increased effective the first day of each of the Company’s fiscal quarters commencing April 1, 2006, by an amount equal the lesser of (i) 15% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter, or (ii) a lesser number of shares of common stock as determined by the board of directors. The exercise price for consultants cannot be less than 75% of the fair market value of the common stock on the grant date. The exercise price for all others can not be less than 100% of the fair market value of the common stock on the grant date for incentive stock options and can not be less than 75% of the fair market value of the common stock on the grant date for non-qualified stock options. The Plan Administrator shall establish the option term or, if not so established, shall be ten years from the grant date. As at March 31, 2007, the Company had 1,450,000 stock options available for granting pursuant to the Plan.

A summary of the Company’s stock option activity is as follows:

		Weighted
		Average	Aggregate
	Number of	Exercise Price	Intrinsic Value
	Options	$	$

Outstanding, June 30, 2006	11,400,000	0.45

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, March 31, 2007	11,400,000	0.45	-

Exercisable, March 31, 2007	11,400,000	0.45	-

As at March 31, 2007, the weighted average remaining contractual life of the outstanding options is 2.82 years.

As at March 31, 2007 and June 30, 2006, the Company had no unvested options outstanding.

During the nine month periods ended March 31, 2007 and 2006, the Company recorded stock-based compensation of $nil and $45,109, respectively, as general and administrative expense.

The fair value of the stock options granted during the nine months ended March 31, 2006 was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 4.11%, expected volatility of 214%, an expected option life of 2.5 years and no expected dividends. The weighted average grant date fair value of stock options granted was $0.30 per option.

11.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	Warrants	$

Balance, June 30, 2006	4,475,000	0.50

Issued	2,160,000	0.30

Balance, March 31, 2007	6,635,000	0.43

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

11.	Share Purchase Warrants (continued)

As at March 31, 2007, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date

4,475,000	$ 0.50	February 28, 2008
1,000,000	$ 0.30	December 31, 2007
1,160,000	$ 0.30	February 28, 2008
6,635,000

12.	Commitments and Contingencies

a)

On March 29, 2007, the Company entered into an engagement letter with an agent pursuant to which they agreed to act as the Company’s agent in connection with a proposed listing of the Company’s common stock on the TSX Exchange and to act as the Company’s agent for a proposed equity offering of a minimum of $6,000,000 and up to $12,000,000 in units to non-US residents pursuant to Regulation S. Each unit will consist of one common share and one share purchase warrant to purchase an additional common share at a price to be determined for a period of 18 months. The Company will pay the agent $25,000 (paid), a cash commission equal to 8% of the proceeds received from units sold by the agents and will grant options equal to 10% of the number of units sold. Each agent’s option entitles the agent to acquire one unit at the issue price of the units for eighteen months after closing of the offering. If the Company does not receive final approval from the TSX to list and trade its securities on or before August 31, 2007, each subscriber has the option to (i) receive 110% of the number of units subscribed for without further consideration, or (ii) request a refund.

b)

On September 21, 2006, the Company received notice that it will be the defendant in an action claiming unpaid investor relations fees of $25,916 (included in accounts payable) and possibly for a retainer of $84,000 (not recognized).

c)

On March 22, 2006, the Company entered into a Mineral Processing Research Agreement to retain a company to develop an economic alkaline hydrometallurgical process (“Process”) for the recovery of minerals in consideration for cash payments of $100,000 upon the execution of the agreement (paid), $50,000 before June 1, 2006 (paid), $50,000 before July 1, 2006 ($26,948 paid) and $50,000 before August 1, 2006. If the Company employs the Process they must grant 1,000,000 stock options to acquire 1,000,000 common shares at an exercise price of $1.00 per share exercisable for five years. On March 16, 2007, the Company entered into a settlement agreement pursuant to which the Company was released from all future commitments in consideration for $60,000 (paid).

13.	Subsequent Events

a)

On April 11, 2007, the Company entered into an amendment to the APF loan referred to in Note 8(a) to extend the maturity date to October 11, 2007; and on April 12, 2007, the Company entered into an amendment to the Aton loan referred to in Note 8(a) to extend the maturity date to October 12, 2007.

b)

On April 25, 2007, the Company entered into a convertible loan agreement with the Chief Executive Officer of the Company for the $100,000 loan that was received on March 14, 2007. Refer to Note 6(h). The loan bears interest at 15% per annum and matures on March 14, 2008. The loan is convertible at any time prior to March 14, 2008 at a rate of $0.30 per unit with each unit consisting of one share of common stock and one share purchase warrant. Each warrant entitles the lender to acquire an additional share of common stock at a price of $0.35 per share for a period of two years from the date of issuance of the units.

c)

On April 25, 2007, the Company entered into a convertible loan agreement with the Chief Executive Officer of the Company for consideration of Cdn$50,000 received. The loan bears interest at 15% per annum and matures on April 25, 2008. The loan is convertible at any time prior to April 25, 2008 at a rate of $0.30 per unit with each unit consisting of one share of common stock and one share purchase warrant. Each warrant entitles the lender to acquire an additional share of common stock at a price of $0.35 per share for a period of two years from the date of issuance of the units.

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

13.	Subsequent Events (continued)

d)
On April 25, 2007, the Company entered into a convertible loan agreement with the Aton Select Fund Limited for the $120,000 loan that was received on March 20, 2007. Refer to Note 7(c). The loan bears interest at 15% per annum and matures on March 20, 2008. The loan is convertible at any time prior to March 20, 2008 at a rate of $0.30 per unit with each unit consisting of one share of common stock and one share purchase warrant. Each warrant entitles the lender to acquire an additional share of common stock at a price of $0.35 per share for a period of two years from the date of issuance of the units.

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

INTRODUCTION

We were incorporated on January 21, 2000 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. Our primary operational activities have been focused on analysis and exploratory drilling on claim blocks comprising a total of approximately 1,332 mineral claims, representing approximately 27,440 acres located in Mineral County, Nevada (the “New York Canyon Claims”) and a second block of claims consisting of 18 patented mineral claims covering an area of approximately 361 acres, located within the vicinity of the New York Canyon Claims area (the “Jaycor Claims”).

We have not earned any revenues to date and do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. The agreements pursuant to which we acquired our interests in the New York Canyon Project provide that we must make a series of share issuances over certain time periods. If we fail to make such share issuances in a timely fashion, we may lose our interest in those properties.

Recent Corporate Developments

Since our fiscal quarter ended December 31, 2006, we experienced the following significant corporate developments:

1.

On April 25, 2007 we entered into a loan agreement with Aton Select Fund Limited (“ASF”) pursuant to which we received a loan of $120,000 from ASF. The loan is evidenced by an unsecured convertible promissory note. The loan bears interest at a rate of 15% per annum and matures on March 20, 2008. Also on April 25, 2007 we entered into two loan agreements with Anthony Harvey, our Chief Executive Officer and a member of our board of directors, pursuant to which we received loans of US$100,000 and CDN$50,000. The loans are evidenced by an unsecured convertible promissory note. The loans bear interest at a rate of 15% per annum and mature on March 14, 2008 and April 25, 2008, respectively. Each of the above noted loans is convertible at the option of the lender at any time prior to maturity into units of Canyon at a price of $0.30 per unit, with each unit consisting of one share of our common stock and one share purchase warrant. Each warrant will entitle the lender to purchase an additional share of Canyon’s common stock at a price of $0.35 per share for a period of two years from the date of issuance of the units. Proceeds of the loans were used for working capital purposes to fund our continued operations.

2.

In April, 2007, we entered into amendments to our loan agreements with Aton Ventures Fund Ltd. (“AVF”) and Asset Protection Fund Ltd. (“APF”) (together the “Lenders”) pursuant to which the Lenders loaned $500,000 to us. Pursuant to the terms of the amendment agreements with the Lenders, AVF agreed to extend the maturity date of its loan to October 12, 2007 and APF agreed to extend the maturity date of its loan to October 11, 2007.

3.

On March 29, 2007, we entered into an engagement letter and sponsorship agreement with Union Securities Ltd. (“Union”) pursuant to which Union agreed to act as our sponsor in connection with a proposed listing of our common stock on a Canadian stock exchange and to act as our agent for a proposed equity offering of a minimum of $6,000,000 and up to $12,000,000 in units to non-US residents pursuant to Regulation S. Each unit is expected to consist of one common share and one share purchase warrant to purchase an additional common share at a price to be determined for a period of 18 months from the closing of the offering. We have agreed to pay Union a sponsorship fee of $25,000 (which fee has been paid), a cash commission equal to 8% of the proceeds received from units sold and options to acquire additional shares of our common stock equal to 10% of the number of units sold. Pursuant to the terms of the engagement letter if we do not receive final approval from the Canadian exchange to list and trade our securities on or before August 31, 2007, each subscriber has the option to (i) receive 110% of the number of units subscribed for without further consideration, or (ii) request a refund.

4.

On March 16, 2007, we acquired 100% title to the mineral claims underlying our New York Canyon Project subject to a reservation by the optionors of a royalty consisting of 2% of the net smelter returns received by Canyon on commencement of commercial production on the property. The acquisition of title to the claims was completed pursuant to the terms of the Property Option Agreement (the “Option Agreement”) dated March 18, 2004 and between the Company, Nevada Sunrise LLC, Robert Weicker, Sharon Weicker, Kurt Schendel, and Tami Schendel (collectively the “Optionors”). Pursuant to the terms of the Option Agreement in order to acquire our ownership interest in the New York Canyon Project we were required to: (i) pay a total of $460,000 to the Optionors, (ii) issue an aggregate of 2,000,000 shares of our common stock to the Optionors; and (iii) incur exploration expenditures of $2,250,000 on the New York Canyon Property. All of these conditions were completed on March 16, 2007. The stock issuances made pursuant to the Option Agreement to the Optionors resident in the United States were completed in accordance with Section 4(2) and Regulation D of the Securities Act of 1933 and to Optionors resident in Canada pursuant to Regulation S of the Securities Act of 1933. The Company received a final quitclaim deed dated March 12, 2007 from the Optionors confirming the transfer of title to the mineral claims. The deed was subsequently recorded with the Nevada Bureau of Land and Mines on March 19, 2007.

5.

On February 28, 2007, we approved the issuance of 166,667 units to an investor for proceeds of $50,000 at a price of $0.30 per unit pursuant to Regulation S of the United States Securities Act of 1933. Each unit consists of one share of our common stock and one share purchase warrant entitling the holder to purchase an additional share of our common stock for a period of eighteen months from the date of issuance at an exercise price of $0.40 per share.

6.

On February 1, 2007 we entered into a service agreement with Geoffrey Goodall, our chief geologist/exploration manager, pursuant to which Mr. Goodall agreed to provide certain geological consulting services to Canyon including: supervision of crews carrying out drilling property examination and evaluation, geological analysis of core or chips from drilling, compiling a geological and geotechnical core log, preparing and writing progress reports and comprehensive summary reports of activities, in consideration of which Mr. Goodall receives a fee of $90 per hour. The agreement is for a one year term and replaces Mr. Goodall’s previous consulting contract with the Company dated February 1, 2006.

7.

On January 12, 2007, we issued 1,000,000 units for total proceeds of $250,000 pursuant to the private placement offering approved on December 13, 2006 by the Company’s Board of Directors of up to 5,000,000 Units at a price of $0.25 US per unit (the “$0.25 Unit Offering”) pursuant to Regulation S of the Securities Act. Each unit consists of one share of our common stock and one share purchase warrant, each warrant entitling the holder thereof to purchase an additional share of our common stock at a price of $0.30 for a period of one year from the date of issuance. As at March 31, 2007, we have issued an aggregate of 2,160,000 units at a price of $0.25 per unit to three subscribers. These units were issued pursuant to the exemptions from registration contained in Regulation S promulgated under the Securities Act on the basis of representations made by the subscribers that the subscribers were not “U.S. persons,” as that term is defined under Regulation S, and that the subscribers were not acquiring the shares for the account or benefit of a U.S. person. Proceeds of the offering were used for working capital purposes to fund our continued operations.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine months ended March 31, 2007 and changes in our financial condition from June 30, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended June 30, 2006.

Our plan of operation for the next twelve months is to continue our initial exploration activities of the New York Canyon Project in Nevada.

Mineral Exploration Activities on the New York Canyon Project During the Quarter

The Company is continuing to pursue its 2007 exploration program on the New York Canyon Project. No exploration results were received during the quarter ended March 31, 2007. The current work program for New York Canyon Project comprises drilling an initial 56 holes at Longshot Ridge to outline the mineralized zone followed by 14 drill holes at Copper Queen to test the mineralization at depth there. Geophysical surveys are intended to cover the main areas of interest to develop further drill targets. Drilling to date at the Longshot Ridge copper deposit has confirmed and expanded on the known extent of the copper oxide mineralization, which is exposed at surface and has been tested to depths up to 400 feet. With the exception of holes 06-13R and 06-14R, all drill holes completed in 2006 have indicated the consistent and wide spread nature of the copper mineralization at Longshot Ridge. The recent data is being incorporated into the overall New York Canyon Project database in order to develop a resource estimate of the copper content at Longshot Ridge.

Cash Requirements Over The Next Twelve Months

ITEM AND ACTIVITY	Budget To June 30, 2007	12 Month Total Budget
LAND STATUS
2006 - 2007 claim maintenance fees	$-	$175,000
Monthly Payments - Patents	13,500	45,000
PERMITTING
Road and drill site work	-	50,000
Archeological and biological surveys	-	20,000

ITEM AND ACTIVITY	Budget To June 30, 2007	12 Month Total Budget
Water quality monitoring	-	20,000
Drill Permitting & Bonding	-	100,000
Reclamation	-	20,000
DRILL PROGRAM (includes assays & supervision)
Compile data for engineering evaluation	-	60,000
Drilling RC	-	900,000
Drilling Core	-	600,000
METALLURGICAL PROGRAM
Investigation into acid costs, sites, transport, etc.	-	-
Preliminary metallurgical work	-	105,000
Preliminary alternative leach studies	-	150,000
ENGINEERING & REPORTING
Engineering 43-101 Report	-	20,000
Modeling, Scoping study	-	50,000
GEOPHYSICAL SURVEYS
Induced polarization	-	70,000
Airborne radiometric survey	-	65,000
GEOLOGICAL MAPPING AND INVESTIGATIONS
Mapping and sampling	-	50,000
Contingency 10%	1,350	250,000
Management fee 5%	-	125,000
TOTAL	$14,850	$2,875,000

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net loss of $1,753,163 for the nine months ended March 31, 2007 and have an accumulated deficit of $15,435,853 since inception. As at March 31, 2007 we had cash of $57,305 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $2,875,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended				Nine Months Ended
	March 31		Percentage		March 31		Percentage
			Increase /				Increase /
	2007	2006	(Decrease)		2007	2006	(Decrease)
Revenue	$-	$-	n/a		$-	$-	n/a
Operating Expenses	(571,182)	(1,114,252)	(48.7%	)	(1,414,448)	(2,519,761)	(43.9%	)
Other Income ( Expenses )	(104,944)	2,162	4,754%		(338,715)	(433,368)	(21.8%	)
Net Loss	(676,126)	(1,112,090)	(39.2%	)	(1,753,163)	(2,953,129)	(40.6%	)

Revenues

We have not earned any revenues to date and do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. There can be no assurance that we will be successful in discovering commercial quantities or that we can commercially produce metals or minerals. We are presently an exploration stage company engaged in the search for mineral reserves. We can provide no assurance that we will be able to discover any commercially exploitable levels of mineral resources on our property, or, even if such resources are discovered, that we will be able to enter into commercial production of our mineral property.

Expenses

We incurred the following expenses during the nine month period ended March 31, 2007:

	Third Quarter Ended				Nine Months Ended
	March 31		Percentage		March 31		Percentage
			Increase /				Increase /
	2007	2006	(Decrease)		2007	2006	(Decrease)
Operating Expenses:
Depreciation	$1,363	$1,018	33.8%		$4,088	$2,388	71.1%
Foreign exchange loss (gain)	1,416	(14,499)	(90.2%	)	(6,824)	10,082	(32.3%	)
General and administrative	108,093	244,944	(55.9%	)	484,875	716,689	(32.3%	)
Impairment of mineral property costs	453,138	474,789	100%		461,088	455,000	1.34%
Mineral exploration costs	7,172	408,000	(98.2%	)	471,221	1,335,602	(64.7%	)
Other Expenses (Income):
Interest on notes and debentures	69,985	6,976	903.2%		297,043	20,182	1371.8%
Impairment loss on investment securities	-	-	n/a		17,117	-	100%
Loss on sale of investment securities	-	-	n/a		-	88,332	(100%	)

Loss on change in fair value of conversion feature	34,959	-	100%		24,555	-	100%
Gain on settlement of debt	-	10,963	(100%	)	-	10,963	(100%	)
Unrealized loss on investment securities	-	1,825	(100%	)	-	335,817	(100%	)
Net Loss	$676,126	$1,112,090	(39.2%	)	$1,753,163	$2,953,129	(40.6%	)

Operating Expenses. The decrease in operating expenditures for the nine months ended March 31, 2007 as compared with the comparative period in 2006 is primarily attributable to the decrease in mineral exploration expenditures due to the fact that we had to delay our drilling program in 2007 due to a lack of financing. We anticipate that the expenses will continue to increase due to our ongoing planned exploration activities, specifically our 2007 exploratory drilling program in the New York Canyon Project. We anticipate that we will continue to incur significant losses for the next several years due to our planned exploration activities.

Investment Securities. At March 31, 2007 we had a balance of 1,027,974 Langley Park Investment Trust PLC shares worth $288,358.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2007	At June 30, 2006	Increase / (Decrease)
Current Assets	$354,113	$393,165	9.9%
Current Liabilities	(1,479,461)	(892,808)	65.7%
Working Capital (Deficit)	$(1,125,348)	$(499,643)	125.2%

Cash Flows

	Nine Months Ended	Nine Months Ended
	March 31, 2007	March 31, 2006
Cash used in Operating Activities	$(1,245,651)	$(1,575,816)
Cash used in Investing Activities	(250,000)	(413,447)
Cash provided by Financing Activities	1,413,206	3,263,732
Net Increase (decrease) in Cash During Period	$(82,445)	$1,274,469

Working Capital. The increase in our working capital deficit of $1,125,348 as at March 31, 2007 from a working capital deficit of $499,643 as at June 30, 2006 was primarily a result of increased exploration expenditures and general and administrative expenses. During the quarter ended March 31, 2007 we raised $1,413,206 from debt and equity financings to fund the acquisition of 100% title to our New York Canyon Project, repayment of debt and to fund our exploration work program.

15% Convertible Notes. On August 16, 2006, we received loans totalling an aggregate of $187,661 from five individuals as evidenced by unsecured promissory notes. Each note bears interest at a rate of 15% per annum and was due on October 30, 2006. We were also required to pay a 7.5% administration fee on the principal amount of each of the notes. On October 31, 2006 we repaid $67,496 of the loans and renewed $114,983 of the loans. The remaining notes continued to bear interest at a rate of 15% per annum and were due on January 14, 2007. On January 14, 2007, we repaid $96,653 and renewed $21,390 of the loans. Pursuant to the renewals, we are also required to pay a 7.5% administration fee on the principal amount of each of the notes.

As at March 31, 2007, $5,275 in interest and finance charges has been accrued relating to the loans. On November 7, 2006, we received loans totaling an aggregate of $64,355 evidenced by unsecured promissory notes. Each note bears interest at a rate of 15% per annum and was due on January 21, 2007. On January 21, 2007, we repaid the loans. We were also required to pay a 7.5% administration fee on the principal amount of each of the notes.

On April 25, 2007 we entered into a loan agreement with Aton Select Fund Limited pursuant to which we received a loan of $120,000 from ASF. The loan is evidenced by an unsecured convertible promissory note. The loan bears interest at a rate of 15% per annum and matures on March 20, 2008. Also on April 25, 2007 we entered into two loan agreements with Anthony Harvey, our Chief Executive Officer and a member of our board of directors, pursuant to which we received loans of US$100,000 and CDN$50,000. The loans are evidenced by an unsecured convertible promissory note. The loans bear interest at a rate of 15% per annum and mature on March 14, 2008 and April 25, 2008, respectively. Each of the loans is convertible at the option of the lender at any time prior to maturity into units of Canyon at a price of $0.30 per unit, with each unit consisting of one share of our common stock and one share purchase warrant. Each warrant will entitle the lender to purchase an additional share of Canyon’s common stock at a price of $0.35 per share for a period of two years from the date of issuance of the units.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net loss of $1,753,163 for the nine months ended March 31, 2007 and have an accumulated deficit of $15,435,853 since inception. As at March 31, 2007 we had cash of $57,305 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $2,875,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

On March 29, 2007, we entered into an engagement letter with Union Securities Ltd. (“Union”) pursuant to which Union agreed to act as our sponsor in connection with a proposed listing of our common stock on a Canadian stock exchange and to act as our agent for a proposed equity offering of a minimum of $6,000,000 and a maximum of $12,000,000 in units to non-US residents pursuant to Regulation S. Each unit is expected to consist of one common share and one share purchase warrant to purchase an additional common share at a price to be determined for a period of 18 months from the closing of the offering. We have agreed to pay Union a sponsorship fee of $25,000 (which fee has been paid), a cash commission equal to 8% of the proceeds received from units sold and options to acquire additional shares of our common stock equal to 10% of the number of units sold.

On December 13, 2006, we approved an offering on a private placement basis of up to 5,000,000 units at a price of $0.25 per unit pursuant to Regulation S of the Securities Act. Each unit consists of one share of the Corporation’s common stock and one share purchase warrant, each warrant entitling the holder thereof to purchase an additional share of our common stock at a price of $0.30 for a period of one year from the date of issuance. As at March 31, 2007, we have issued an aggregate of 2,160,000 units at a price of $0.25 per unit. The balance of the $0.25 Unit Offering has not been closed and there is no assurance that the remaining Units will be sold.

On November 7, 2006, we approved an offering on a private placement basis of up to 166,667 units at a price of $0.30 per unit pursuant to Regulation S of the Securities Act. Each unit consists of one share of the Corporation’s common stock and one share purchase warrant, each warrant entitling the holder thereof to purchase an additional share of our common stock for a period of eighteen months from the date of issuance at an exercise price of US$0.40 per share. On February 28, 2007, we issued all 166,667 units to one investor pursuant to Regulation S of the Securities Act.

Obtaining additional financing is subject to a number of factors, including the market prices for the mineral property and copper. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to derivative liabilities, asset retirement obligations, stock-based compensation, deferred income tax asset valuations and depreciation. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Our current operating funds are inadequate to complete our planned exploration of the New York Canyon Project. Our business plan calls for significant expenses in connection with the exploration and development of those mineral claims. As a result, we will require additional financing to complete our exploration and development plans. We will also require additional financing if the costs of exploration are greater than anticipated and to sustain our business operations if we are not successful in earning revenues once exploration is complete. Obtaining additional financing would be subject to a number of factors, the known material factors being market prices for copper, investor acceptance of our mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which will require us to obtain additional financing. We recorded a net loss of $1,753,163 for the nine months ended March 31, 2007 and have an accumulated deficit of $15,435,853 since inception. As at March 31, 2007 we had cash of $57,305 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $2,875,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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
  Availability and costs of financing;
  Ongoing costs of production; and
  Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the New York Canyon Project and such other factors as government regulations, including regulations relating to allowable production, exporting of minerals, and environmental protection. If we do not find a mineral reserve or define a mineral inventory containing copper, zinc or iron or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Other than as previously disclosed in our annual report for the fiscal year ended June 30, 2006 and our quarterly reports for the fiscal year ending June 30, 2007, we are not party to any legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the third quarter ended March 31, 2007, other than as described below, we did not complete any sales of securities that were not registered pursuant to the Securities Act of 1933 (the “Securities Act”):

1.

On March 16, 2007, we acquired 100% title to the terms of the Property Option Agreement dated March 18, 2004 and between the Company, Nevada Sunrise LLC, Robert Weicker, Sharon Weicker, Kurt Schendel, and Tami Schendel (collectively the “Optionors”). In accordance with the terms of the Option Agreement, we issued 500,000 shares of our common stock to the Optinors on March 7, 2007. The stock issuances were completed in accordance with Section 4(2) and Regulation D of the Securities Act of 1933 and to Optionors resident in Canada pursuant to Regulation S of the Securities Act of 1933.

2.
On February 28, 2007, we approved the issuance of 166,667 units to an investor for proceeds of $50,000 pursuant to the private placement offering approved on November 7, 2006 by the Company’s Board of Directors of up to 166,667 units at a price of $0.30 per unit pursuant to Regulation S of the Securities Act. Each unit consists of one share of our common stock, par value $0.00001 and one share purchase warrant entitling the holder to purchase an additional share of our common stock for a period of eighteen months from the date of issuance at an exercise price of $0.40 per share.

3.

On January 12, 2007, we issued 1,000,000 units for total proceeds of $250,000 pursuant to the private placement offering approved on December 13, 2006 by the Company’s Board of Directors of up to 5,000,000 Units at a price of $0.25 US per unit (the “$0.25 Unit Offering”) pursuant to Regulation S of the Securities Act. Each unit consists of one share of our common stock and one share purchase warrant, each warrant entitling the holder thereof to purchase an additional share of our common stock at a price of $0.30 for a period of one year from the date of issuance. As at March 31, 2007, we have issued an aggregate of 2,160,000 units at a price of $0.25 per unit to three subscribers. These units were issued pursuant to the exemptions from registration contained in Regulation S promulgated under the Securities Act on the basis of representations made by the subscribers that the subscribers were not “U.S. persons,” as that term is defined under Regulation S, and that the subscribers were not acquiring the shares for the account or benefit of a U.S. person. Proceeds of the offering were used for working capital purposes to fund our continued operations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation.(15)
3.2	Bylaws.(1)
4.1	Specimen Stock Certificate.(15)
10.1	2004 Nonqualified Stock Option Plan.(4)
10.2	2006 Stock Incentive Plan dated April 5, 2006.(11)
10.3	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between the Company and Langley Park Investments PLC.(5)
10.4	Debenture Purchase Agreement dated November 19, 2004 between the Company and Glenkirk International.(7)
10.5	Convertible, Callable, Subordinated Debenture dated November 19, 2004 between the Company and Glenkirk International.(7)
10.6	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(3)
10.7	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(6)
10.8	Consulting Agreement dated April 5, 2005 between the Company and Anthony Harvey.(8)
10.9	Consulting Agreement dated August 5, 2005 between the Company and Chris Broili.(12)
10.10	Consulting Agreement dated August 10, 2005 between the Company and Mel Klohn.(12)
10.11	Consulting Agreement dated August 22, 2005 between the Company and Carlo Civelli.(12)
10.12	Consulting Agreement dated September 20, 2005 between the Company and Richard Dixon.(9)
10.13	Consulting Agreement dated September 20, 2005 between the Company and Richard Kehmeier.(9)
10.14	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(10)
10.15	Consulting Agreement dated January 19, 2006 between the Company and Mark A. Reynolds.(9)
10.16	Consulting Agreement dated February 1, 2006 between the Company and Linda Erdman.(9)
10.17	Consulting Agreement dated February 1, 2006 between the Company and Geoffrey Goodall.(9)
10.18	Consulting Agreement dated February 1, 2006 between the Company and Robert Young.(12)
10.19	Debt Settlement Agreement dated November 8, 2005 between the Company and Cameron Reynolds. (12)
10.20	Mineral Processing Research Agreement dated March 22, 2006 among the Company, Nevada Sunrise, LLC and INTOR Resources Corporation.(12)

Exhibit
Number	Description of Exhibit
10.21	Loan Agreement dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(13)
10.22	Loan Agreement dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(13)
10.23	Convertible Promissory Note dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(13)
10.24	Convertible Promissory Note dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(13)
10.25	Promissory Note dated August 16, 2006 between the Company and Susan Hand.(14)
10.26	Promissory Note dated August 16, 2006 between the Company and Walter Kondrosky.(14)
10.27	Promissory Note dated August 16, 2006 between the Company and Anthony Harvey.(14)
10.28	Promissory Note dated August 16, 2006 between the Company and Kathy Huettl.(14)
10.29	Promissory Note dated August 16, 2006 between the Company and Bob Gibb.(14)
10.30	Promissory Note dated November 7, 2006 between the Company and Kathy Huettl.(16)
10.31	Promissory Note dated November 7, 2006 between the Company and Terry Fields.(16)
10.32	First Amendment Loan Agreement dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(17)
10.33	First Amendment to Loan Agreement dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(17)
10.35	Convertible Promissory Note dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(17)
10.36	Convertible Promissory Note dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(17)
10.37	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(18)
10.38	Service Agreement dated February 1, 2007 between the Company and Geoffrey Goodall.
10.39	Sponsorship Agreement dated March 29, 2007 between the Company and Union Securities Ltd.
10.40	Engagement Letter dated March 29, 2007 between the Company and Union Securities Ltd.
10.41	Second Amendment to Loan Agreement dated April 12, 2007 between the Company and Aton Ventures Fund Ltd.
10.42	Second Amendment to Loan Agreement dated April 11, 2007 between the Company and Asset Protection Fund Ltd.
10.43	Loan Agreement dated April 25, 2007 between the Company and Aton Select Fund Limited
10.44	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.
10.45	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.
10.46	Promissory Note dated April 25, 2007 between the Company and Aton Select Fund Limited
10.47	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.
10.48	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.

Exhibit
Number	Description of Exhibit

14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(2)
99.2	Disclosure Committee Charter.(2)

Notes

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 26, 2000.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on June 17, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 22, 2005.
(8)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 23, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 22, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 15, 2006.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 7, 2006.
(15)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(16)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 20, 2006.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2006.
(18)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANYON COPPER CORP.

	By:	/s/ Anthony R. Harvey
Date: May 16, 2007
ANTHONY R. HARVEY
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kurt Bordian
Date: May 16, 2007
KURT BORDIAN
Chief Financial Officer
(Principal Accounting Officer and Principal Financial