Form 10KSB
period 2007-06-30
CANYON COPPER CORP.
filed 2007-09-28
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended June 30, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____to _____

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State issuer’s revenues for its most recent fiscal year: $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $10,927,099 on the basis of the average of the bid and ask price of the registrant’s common stock on September 11, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 71,981,399, as at September 11, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

CANYON COPPER CORP.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED JUNE 30, 2007

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

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We currently hold 100% title in two major claim blocks comprising a total of 1,332 mineral claims, covering approximately 27,440 acres located in Mineral County, Nevada (the “New York Canyon Claims”), and a third block of claims consisting of 18 patented mineral claims covering an area of approximately 361 acres, located within the vicinity of the New York Canyon Claims area (the “Jaycor Claims”). We collectively refer to the New York Canyon Claims and the Jaycor Claims as the “New York Canyon Project.”

Recent Corporate Developments

Since our fiscal quarter ended March 31, 2007, we experienced the following significant corporate developments:

1.

On September 25, 2007, we entered into a termination agreement (the “Termination Agreement”) with Mark Reynolds, pursuant to which our consulting agreement dated January 19, 2006 was terminated. In accordance with the terms of the Termination Agreement, we agreed to pay Mr. Reynolds all unpaid consulting fees upon the earlier of two years from the date of the termination agreement, or upon our completing financing with minimum net proceeds of $2,000,000. Also, Mr. Reynolds agreed to waive all consulting fees payable to him for the period from July 1, 2007 to September 25, 2007.

2.

On September 11, 2007, Mark Reynolds resigned as our Vice President, Finance and as a member of our Board of Directors. The resignation of Mr. Reynolds was for personal reasons. Mr. Reynolds resignation was not due to any disagreements relating to our operations, policies or practices.

3.

On August 1, 2007, we approved a private placement offering of up to 2,000,000 units at a price of $0.25 US per unit to investors pursuant to Regulation S of the Securities Act of 1933 (the “Securities Act”). Each unit consists of one share of our common stock and one share purchase warrant entitling the holder to purchase an additional share of our common stock at a price of $0.30 for a period of two years from the date of issuance. On August 15, 2007, we issued 1,200,000 units at a price of $0.25 US per unit to one subscriber pursuant to Regulation S of the Securities Act. All units were issued pursuant to the exemption from registration contained in Regulation S promulgated under the Securities Act on the basis of representations made by the subscribers that the subscriber was not a “U.S. person” as that term is defined under Regulation S. Proceeds of the offering were used for working capital purposes and to fund our mineral claim expenditures. There is no assurance that we will sell any further units pursuant to this offering.

4.

On June 29, 2007, we issued 2,234,136 units at a price of $0.25 US per unit to eight subscribers pursuant to Regulation S of the Securities Act. Each unit consists of one share of our common stock and one share purchase warrant, each warrant entitling the holder thereof to purchase an additional share of our common stock at a price of $0.30 for a period of one year from the date of issuance. The issuance represented the final tranche of our placement offering of up to 5,000,000 units at a price of $0.25 US per unit initially approved on December 13, 2006 by our Board of Directors. We issued a total of 4,394,136 units to eleven subscribers pursuant to the offering. All units were issued pursuant to the exemption from registration contained in Regulation S promulgated under the Securities Act on the basis of representations made by the subscribers that each of the subscribers were not a “U.S. person” as that term is defined under Regulation S. Proceeds of the offering were used for working capital purposes to fund our continued operations.

5.

On April 25, 2007, we entered into a loan agreement with Aton Select Fund Limited (“ASF”) pursuant to which we received a loan of $120,000 from ASF. The loan is evidenced by an unsecured convertible promissory note. The loan bears interest at a rate of 15% per annum and matures on March 20, 2008. Also on April 25, 2007 we entered into two loan agreements with Anthony Harvey, our Chief Executive Officer and a member of our board of directors, pursuant to which we received loans of US$100,000 and CDN$50,000. The loans are evidenced by an unsecured convertible promissory note. The loans bear interest at a rate of 15% per annum and mature on March 14, 2008 and April 25, 2008, respectively. Each of the above noted loans is convertible at the option of the lender at any time prior to maturity into units of Canyon at a price of $0.30 per unit, with each unit consisting of one share of our common stock and one share purchase warrant. Each warrant will entitle the lender to purchase an additional share of Canyon’s common stock at a price of $0.35 per share for a period of two years from the date of issuance of the units. Proceeds of the loans were used for working capital purposes to fund our continued operations.

6.

On April 12, 2007 and April 11, 2007, we entered into amendments to our loan agreements dated September 12, 2006 and September 11, 2006, respectively, with Aton Ventures Fund Ltd. (“AVF”) and Asset Protection Fund Ltd. (“APF”) (together the “Lenders”) whereby the Lenders loaned $500,000 to us. Under the terms of the amendment agreements, AVF agreed to extend the maturity date of its loan to October 12, 2007 and APF agreed to extend the maturity date of its loan to October 11, 2007.

NEW YORK CANYON PROJECT

We hold interests in the following projects, as described below:

1.	the New York Canyon Claims; and

2.	the Jaycor Claims.

Acquisition and Development of New York Canyon Project

Property Option Agreement with Nevada Sunrise, LLC

Effective March 16, 2007, we acquired 100% title to the mineral claims underlying the New York Canyon Claims. The acquisition of title to the claims was completed pursuant to the terms of the Property Option Agreement (the “Property Option Agreement”) we entered into with Nevada Sunrise LLC, Robert Weicker, Sharon Weicker, Kurt Schendel, and Tami Schendel (collectively, the “Optionors”) on March 18, 2004.

Under the terms of the Property Option Agreement, we exercised our option to acquire the New York Canyon Claims by: (i) paying $460,000 to the Optionors; (ii) issuing 2,000,000 shares of our common stock to the Optionors; and (iii) incurring exploration expenditures of a minimum of $2,250,000 on the New York Canyon Claims.

The Optionors also retained a 2% net smelter returns royalty (the “Royalty”) over any future production. We have the option to reduce the Royalty to 1% by making a lump sum payment of $1,000,000 to the Optionors.

Lease Agreement with Jaycor Mining Inc.

On July 21, 2004, we entered into a lease agreement (the “Lease Agreement”) with Jaycor Mining, Inc. (“Jaycor”). Under the terms of the Lease Agreement, we were granted rights to explore and, if proved feasible, develop 18 patented mineral claims held by Jaycor (the “Jaycor Claims”). These rights were granted as a lease for an initial term of 15 years, and are renewable for a further 15 years. The claims cover a geographic area of approximately 361 acres, located within the vicinity of the New York Canyon Project area.

As consideration for the lease of the Jaycor Claims, we are required to pay Jaycor the following amounts prior to the commencement of any future production activities:

(a)	$25,000 on execution of the Lease Agreement (which payments have been made);

(b)	$1,000 monthly commencing on July 21, 2005, the first anniversary of the effective date of the Lease Agreement (which payments have been made);

(c)	$2,000 monthly commencing on July 21, 2006, the second anniversary of the effective date of the Lease Agreement (which payments have been made);and

(d)

$3,000 monthly commencing on July 21, 2007, the third anniversary of the effective date of the Lease Agreement, and continuing for as long as the Lease Agreement is in effect (collectively, the “Minimum Payments”)

In addition to the Minimum Payments, we issued 10,000 shares of its common stock in 2005 to Jaycor and a further 15,000 common shares in 2006 pursuant to the terms of the Lease Agreement. As of the date of this Annual Report, we have made all required Minimum Payments under the Lease Agreement and are in good standing under the Lease Agreement.

The Minimum Payments are considered to be minimum advance royalty payments. If the production commences in the future, of which there can be no assurance, the Minimum Payments would be credited against any actual future royalty payments. If actual royalties payable from production exceed $9,000 per quarter, the Minimum Payments would cease. If actual royalty payments are less than $9,000 quarterly, we would be required to pay the difference between the actual royalty payments and the Minimum Payments. We are also required to perform at least $100,000 of exploration work annually on the Jaycor Claims over a four-year period.

The Jaycor Claims under the Lease Agreement are subject to an overriding royalty deed granted to Kookaburra Resources Ltd. (“Kookaburra”) by Jaycor. Upon commencement of production, we are required to pay Kookaburra a net smelter returns royalty of 1.75%, up to a maximum of $2,000,000. In addition, we have also agreed to pay Jaycor a net smelter return royalty of 0.5% until such time as Kookaburra has been paid $2,000,000, at which time the royalty payable to Jaycor will then increase to 1.5% . The 1.5% rate payable is subject to a maximum of $2,000,000, at which time the ongoing royalty payment to Jaycor will be reduced to 0.5% for as long as the Lease Agreement is in effect.

The Jaycor Claims are located in Sections 32, 33 and 34 T8N; R35E MDBM in Mineral County, Nevada and are recorded as follows:

Name of Claim	Mineral Survey No.	US Patent #	County Land Parcel
Mayflower	38	10541	009-170-11
Wall Street	43	21509	009-170-09

Name of Claim	Mineral Survey No.	US Patent #	County Land Parcel
Turk	44	21510	009-170-09
Footwall	3447	264845	009-170-03
Nora Higgins	3447	264845	009-170-02
Willie Higgins	3447	264845	009-170-02
Annex No. 1	3447	264845	009-170-03
Annex No. 2	3447	264845	009-170-03
Annex No. 3	3447	264845	009-170-03
Annex No. 4	3447	264845	009-170-03
Iron Gate	4444	806518	009-170-02
Velvet	4444	806518	009-170-02
Saddle	4444	806518	009-170-02
Vacation	4571	982162	009-170-12
Goodenough	4612	989401	009-170-02
Copper Butte	4612	989401	009-170-02
Copper Bar	4612	989401	009-170-02
Hecla	4612	989401	009-170-02

The holders of patented minerals claims generally retain all mineral and property rights, and the permitting procedures for both exploration and development can be streamlined and fast tracked.

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

MARKETS AND ECONOMICS

Although we compete with other junior exploration companies for financing, properties of merit, and subcontractors, there is no competition for the exploration or removal of mineralized material from the New York Canyon Project. Although there can be no assurance, large and well capitalized markets are readily available for all metals and precious metals throughout the world. A very sophisticated futures market for the pricing and delivery of future production also exists. At present there are no limitations with respect to the sale of metals or precious metals other than price. The price for metals is affected by a number of global factors, including economic strength and resultant demand for metals for production, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for subject metals.

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

We have applied for and received permits from the BLM to conduct drilling activities on BLM administered lands within the New York Canyon Project. The BLM reference the property as case file NV N-79198. We are required to adhere to the stipulations of the permit, primarily to plug all drill holes as they are completed and to reclaim roads and drill sites when they are no longer necessary. Reclamation work is ongoing but not complete as the project remains active.

Our mining operation is regulated by Mine and Safety Health Administration (“MSHA”). MSHA inspectors periodically visit our project to monitor health and safety for the workers, and to inspect equipment and installations for code requirements. All of our workers have completed MSHA safety training and must take refresher courses annually when working on our project. A safety officer for the project is also on site.

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

Federal Claim Maintenance Fees

In order to maintain our New York Canyon Project claims each year we must pay a maintenance fee of $125 per claim to the Nevada State Office of the Bureau of Land Management and on November 1 of each year we must file an affidavit and Notice of Intent to Hold the claims in Clark County. We have paid the required maintenance fees and filed the affidavits required in order to extend the claims to August 31, 2008.

Environmental Liability

The New York Canyon Project property has a history of exploration and development dating back to the early 1900’s. As such there are a series of prospect pits, exploration and mine shafts, road cuts and general mining debris scattered throughout the property. None of this is considered to be an environmental hazard; however, open mine workings are required to be fenced for public safety. Operators during the bulk of the exploration of the property during the 1960’s through 1990’s conducted their activities in compliance with BLM requirements. This work has been either reclaimed or accepted by the BLM. We are not responsible for existing disturbance from prior activities on the New York Canyon Project.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have no plans to undertake any research and development activities in the foreseeable future, and have not incurred research and development expenditures to date.

EMPLOYEES

Aside from our officers and directors, we have one full-time employee at present. Our chief executive officer, officers and board members are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. We have consulting and management agreements with Kurt Bordian, Anthony R. Harvey and Geoffrey Goodall.

All of our exploration activities are currently carried out through agreements with the owners or lessors of the claims under option or lease, consultants and arm's length third parties. We use the services of subcontractors for exploration work on its properties.

ITEM 2.	DESCRIPTION OF PROPERTY.

We currently do not own any real property.

We rent approximately 1,606 square feet of office space located at Suite 408 - 1199 West Pender Street, Vancouver, BC, Canada at a cost of approximately $1,500 per month. This rental is on a month-to-month basis with no formal agreements.

NEW YORK CANYON PROJECT

We hold 100% title to our New York Canyon Claims, subject to certain royalties, and pursuant to a lease agreement with Jaycor, we were granted a 15 year lease to explore and develop the Jaycor Claims.

Our New York Canyon Claims consist of two major claim blocks covering a total of 1,332 mineral claims, covering approximately 27,440 acres located in Mineral County, Nevada. We refer to the first block of claims as the "Copper Queen Claims,” and the second contiguous block of claims as the "Longshot Ridge Claims.” Further, our Jaycor Claims are comprised of 18 patented mineral claims covering an area of approximately 361 acres, located within the vicinity of the New York Canyon Claims.

Figure 1 – New York Canyon Property

Location and Access, Climate, Local Resources, and Physiography

The New York Canyon Project is situated in southern Mineral County, Nevada. It is located 30 miles east of the county seat at Hawthorne and five miles east of the community of Luning, NV. Paved state highway US95 provides road access to Reno, NV 160 miles to the north and Las Vegas, NV 290 miles to the southeast.

Access to the property from Luning is by county maintained gravel surfaced roads and a network of unimproved gravel roads that extend throughout the property. The claims cover a portion of the western slope of the Gabbs Valley Range and extend westward into Soda Spring Valley. Elevations range from 4,600 feet in the valley bottom to over 7,000 feet at the crest of the Gabbs Valley Range. Relief is gentle to steep over the property and is moderate in the vicinity of the known mineralized zones.

The New York Canyon region is arid to semi-arid desert with temperatures to 95F in the summer and average temperatures of 25F in winter. Precipitation varies between two and 6 inches per year. Physical work could be conducted on the New York Canyon property year round.

Vegetation of the New York Canyon area is typical of central Nevada and consists of sagebrush and other desert plants on the lower slopes and valleys. Shadscale, white sage and greasewood occur with sagebrush on the drier slopes and hills. Sparse cover of pinion pine and juniper trees occurs at higher elevations on the property.

Depending on the ultimate extent of mineralization identified on the New York Canyon Project, the current claim base may be insufficient to support mining operations, tailings and waste storage and processing plants. Additional surface lands may be required for such operations. The existing infrastructure within the project area and the proximity to major centres such as Hawthorne and Reno are key factors in supporting mining operations.

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

Modern exploration began in 1964 when Banner Mining Company (“Banner”) drilled the Copper Queen and Champion mineral occurrences. During the mid-1960’s through to the late-1970’s, several mining companies explored the New York Canyon Project, primarily for the porphyry copper sulphide potential completing 124 holes totalling 106,000 feet. In the 1970's, Amax Inc., and later Conoco Inc. (“Conoco”) conducted significant exploration programs, completing 24 holes, totaling 20,226 feet. A total of 15 holes were drilled to test the Long Shot Ridge occurrence. This historic drilling by Conoco, from 1977 to 1981, indicated 13.2 million tons of mineralized material with an average grade of 0.55% copper for the Longshot Ridge area and 142 million tons grading 0.35% and 0.015% molybdenum for the Copper Queen deposit. In 1979, Conoco conducted a preliminary metallurgical testing program for copper recovery using drill core. The Copper Queen deposit yielded average recoveries of 70% copper over the six day leach period. Acid consumptions varied with rock type: porphyry copper mineralized rock consumed 160 pounds sulphuric acid per ton while carbonate rich mineralized rock consumed 509 pounds of sulphuric acid (H2SO4) per ton. Copper oxide mineralized material provided recoveries ranging from 75.0% to 84.45% with acid consumption of 232 to 349 pounds H2SO4 per ton of ore.

Further exploration of the property was conducted between 1992 and 1997. Over this time, various joint venture partners primarily tested the Longshot Ridge and Copper Queen deposit areas with an additional 46 drill holes totalling 13,018 feet. In 1993, Peter Cowdery, PhD., P.Eng. of CORE Engineering and Associates conducted an estimate of the mineralized material at the Longshot Ridge copper oxide deposit for Kookaburra Resources Ltd. The CORE technical report indicated 17.7 million tons of mineralized material with an average grade of 0.55% copper using a 0.23% copper cutoff.

Prior to the acquisition of our interest in the New York Canyon Project, 129 drill holes totalling 93,858 feet of drilling had been completed on the property. Mountain States R & D International, Inc.’s simulated vat leach test on minus three-quarter inch copper mineralized material from Longshot Ridge indicated a 39.41% copper recovery with total acid consumption of 174.7 pounds per ton of mineralized material. The 1993 report states that at an average copper content of 0.57 percent, a ton of Long Shot Ridge mineralized material contains 11.4 pounds of copper.

General Geology

The New York Canyon Project lies within the central portion of the Walker Lane Structural Belt, a zone of northwest striking parallel and sub-parallel, right lateral strike slip faults in the western part of the Great Basin region. The Walker Lane structural belt developed in an intra-arc setting during the Cenozoic and extends for more than 400 miles through western Nevada and into northern California. Tertiary volcanism and related hydrothermal mineralization have been recognized throughout the length of this structural break. Significant mining districts are associated with the Walker Lane Belt and include Comstock, Goldfield, Rawhide, Tonopah-Hall, and Yerington.

The New York Canyon area consists mostly of a conformable sequence of marine sedimentary rocks of Triassic and Jurassic ages. These rocks are intruded by granitic rocks of Cretaceous age and locally covered by non-mineralized volcanic flows of Tertiary age and by Quaternary alluvium and colluvium in the valley bottoms. Structural displacement of mineralized host rocks at New York Canyon is generally associated with Walker Lane style structures that disrupt bedding and provide conduits for mineralized source fluids.

The oldest rocks are middle to late Triassic age Luning Formation, predominately dolomite, dolomitic limestone and limestone with subordinate shale, argillite and conglomerate. Regionally, the Luning Formation is thought to be more than 10,000 feet thick with thin to medium bedded carbonate rocks intercalated with siltstone in the lower 1,000-foot portion of the sequence, and massive to thick bedded carbonate rocks in the upper 4,000-foot portion of the sequence.

The late Triassic age Gabbs Formation conformably overlies the Luning Formation. The Gabbs Formation is comprised of three members and consists of a sequence of thin bedded fossiliferous limestone, argillaceous limestone and calcareous tuffaceous siltstone totalling 400 feet thick at the type locality in New York Canyon.

The Sunrise Formation of Jurassic age conformably overlies the Gabbs Formation. The Sunrise is comprised of five members and consists of a sequence of quartz latite porphyry flows near the base, thin bedded limestones, siltstones, silty limestone, tuffaceous siltstone, shale and claystone totalling about 600 to 800 feet thick at New York Canyon and as much as 1,200 feet thick in the Pilot Mountains to the southeast. The Sunrise Formation is distinguished from the Gabbs Formation primarily by fossil type.

Conformably overlying the Sunrise Formation is the Jurassic age Dunlap Formation, a 3,000 foot thick sequence of basal conglomerate, limestone, clastic sediment, and andesite and rhyolite flows. Intruding these formations are Jurassic to Cretaceous age multiphase domes, plugs, dikes and sills consisting primarily of diorite and granodiorite with areas of quartz monzonite, granite and other associated felsic rock types.

Tertiary age (mostly Oligocene and Miocene age) mafic to felsic volcanics, volcanoclastics, flows, tuffs, tuffaceous sediments, and continental sediments form capping units throughout the region in varying thickness to 8,000 feet. Quaternary rocks consist of various alluvial and lacustrine deposits forming basin fill deposits, with fanglomerates extending out as debris from the ranges. These units can be 200 feet or more thick.

Property Geology at New York Canyon

The upper New York Canyon area consists primarily of Luning Formation limestone with the small area of Longshot Ridge overlain by rocks of the Gabbs and Sunrise Formations. These sedimentary units are in turn intruded by felsic sills and dikes. In the Longshot Ridge area the Luning Formation (Lfm) consists of thick-

bedded limestone and dolomite, typically gray to tan colored units, which are exposed in the hillsides below the main ridge.

The Gabbs Formation at Longshot Ridge originally consisted of very thin bedded to laminated limestone and silty limestone intercalated with siltstone and shale, all of which have been moderately to highly calc-silicate altered. Remnant bedding textures are locally evident. The three members of the formation consist of: G1, the lowest unit, a black, bioclastic limestone intercalated with siltstone, approximately 250 feet thick; G2, the middle unit, predominantly argillaceous limestone intercalated with calcareous and tuffaceous siltstone, approximately 200 feet thick consisting; and G3, the upper unit, predominantly argillaceous limestone intercalated with siltstone, 0 to 200 feet thick. The Luning-Gabbs contact at the base of the Gabbs Formation is clearly marked by a carbonaceous (black bioclastic) limestone.

The two lowest members of the Sunrise Formation (Sfm) at Longshot Ridge are also moderately skarn and calc-silicate altered. The five Sunrise members are: S1, the lowest unit, argillaceous limestone intercalated with siltstone and some quartz latite porphyry flows near the base, approximately 100 feet thick; S2, fossiliferous bedded limestone intercalated with siltstone and silty limestone, 50 feet thick; S3, shale and siltstone, 250 feet thick; S4, consists of 200 feet of silty limestone and limestone, 200 feet thick; and S5, the uppermost unit, claystone and limestone, 200 feet thick.

The Dunlap formation, mentioned in the regional description, is not present in the Longshot Ridge area. Further, only one of the various regional Tertiary age volcanic sequences is present along the northern flank of Longshot Ridge. The felsic intrusive rocks (Fi) of Longshot Ridge are primarily sills with some local dikes. These sills and dikes are typically only 5 to 20 feet thick but quite abundant. Rock types include granodiorite porphyry, porphyritic quartz monzonite, quartz monzonite porphyry and quartz-feldspar porphyry. The average bedding at Longshot ridge strikes N75°E and dips 35° south~~.~~ The rocks have been severely faulted and folded with drag and overturned features common. The major faults are curvilinear with general trends toward the northeast and northwest. Although many of these faults are fairly high angle, they commonly change dip direction due to the change of strike of the structure. There are generally two sets of faults, one trending NE and the other trending NW, with some local faults that strike N and dip steeply E. For the most part, these appear to be normal faults with displacements ranging from 50 to 200 feet.

Deposit Types at New York Canyon Project

Mineralization within the New York Canyon Project consists principally of contact metasomatic copper skarn deposits, porphyry-type copper-molybdenum mineralization, and a combination or transition of these two types of mineralization. The property’s copper skarns may be almost entirely oxidized, as at Longshot Ridge, or consist of both oxide and sulphide skarns as at the Champion prospect, located midway between the Longshot Ridge and Copper Queen prospects. At Copper Queen, the mineralization consists of copper sulphide skarn and porphyry copper-molybdenum sulphide.

Contact metasomatic skarn (also known as tactite) typically occurs in carbonate sedimentary rocks adjacent to small to moderate sized intrusive rock bodies of intermediate composition, such as monzonite and granodiorite. Heat and fluids from the intrusion recrystallize and alter the carbonate rocks, converting limestone and limy sediments to higher temperature calc-silicate minerals such as garnet, epidote, diopside, tremolite and calcite. A variety of metalliferous deposits can be formed, including those that are copper-rich, iron-rich or tungsten-rich.

Copper skarns often occur transitional to porphyry-type copper deposits and are one of the world’s most abundant types of skarn deposits. Sizes range from small up to 100 million tons or more with grades averaging 1 to 2% Cu. Associated metallic minerals include chalcopyrite, bornite, magnetite, specularite, pyrite, pyrrhotite, sphalerite, and molybdenite. Examples of copper skarn deposits in the southwest US include Carr Fork (Utah), Santa Rita-Pinos Altos (New Mexico), Mason Valley-Copper Canyon (Nevada) and Mission-Pima (Arizona).

Porphyry-type copper-molybdenum deposits are closely associated with and related to moderate sized intrusive rock bodies of intermediate to felsic composition. Mineralization occurs as disseminated sulphides and as crosscutting stockwork quartz-sulphide veins within the intrusive and extending outward into the surrounding rocks. The intrusive bodies are commonly 0.5 to 2 kilometers or more across and their emplacement produces large volumes of altered and intensely fractured ground.

Porphyry-type deposits are classic large tonnage systems with large metal contents amenable to low cost bulk mining methods, and these deposits account for a major portion of the world’s copper and molybdenum production. Sizes range from 20 million to several billion tons with grades ranging from about 0.5% to 1.5% Cu. In the southwest US, one of the world’s best-endowed copper provinces, a typical porphyry copper deposit contains 447 million tons of 0.67% Cu. Examples from this region include Silver Bell, Yerington, Piedras Verdes and Sanchez.

Mineralization at New York Canyon Project

Mineralization at the New York Canyon Project consists of three principal copper prospects along a west-northwest structural trend: Copper Queen on the west, Champion in the center and Longshot Ridge on the east. The Copper Queen prospect has no exposed mineralization at the surface but contains copper sulfide skarn at depth and an incompletely confirmed copper-molybdenum sulphide porphyry system at greater depth. The Champion and Longshot Ridge prospects, however, have numerous widespread exposures of copper skarn mineralization, both in surface outcrop and abundant old mine workings. The majority of recent exploration efforts on the New York Canyon Project have focused on the extensive oxide copper skarn mineralization at Longshot Ridge. This mineralization is the subject of the current report.

The copper mineralization and associated alteration at Longshot Ridge are products of an extensive copper-rich skarn system formed in carbonaceous sediments of the Luning, Gabbs and Sunrise Formations. Small amounts of copper occur also in stockwork veinlets in felsic porphyry intrusive sills and dikes. The copper mineralization consists almost entirely of secondary copper minerals, principally malachite, azurite, chrysocolla and copper wad, in order of abundance. Additionally, some copper-rich limonite (goethite) has been reported. The oxide copper minerals apparently are the products of supergene weathering and oxidation of primary copper sulphide minerals present in the original skarn. Because limestones tend to buffer any solution carrying copper in the supergene environment, copper can be enriched as much as 300 to 400 percent by this supergene weathering process. Oxide copper deposits formed in a similar manner in many copper districts throughout the southwest US, have contributed substantially to the copper produced from the associated primary copper deposits in these districts.

About 90 percent of the Longshot Ridge mineralization is within the two upper units of the Gabbs Formation. Drilling reveals that the strongest, thickest and most continuous mineralization occurs in a NE-trending zone, 200 feet wide by 1300 feet long, which is crossed by two NW-trending structurally-controlled high grade zones, each about 100 feet wide and from 400 to 700 feet long.

Luning Formation – Dolomite and limestone units of the Luning Formation are altered with the skarn minerals serpentine, talc, garnet, magnetite and locally diopside. Serpentine and talc form sinuous veins along structures in the dolomite, a diagnostic feature of dolomite skarns. Due to the massive nature of the Luning, the skarn suite is confined mostly to small halos along high-angle structures; for this reason, the copper mineralization is limited in area but of moderately high grade. Additionally, the Luning contains small local zones of hematite and dolomite with jasperoid veins a few feet thick; these zones have fine-grained silica, hematite, goethite, limonite and copper oxides. Historically, all the higher-grade copper shipped from the New York Canyon area during World War I was from copper skarns in the Luning, not from the Gabbs.

Gabbs Formation – Copper mineralization in the Gabbs is much more widespread but lower grade than in the Luning. The vast majority of the copper mineralization at Longshot Ridge is in the two upper units of the Gabbs Formation, principally impure thin-bedded sandy limestone and siltstone. The limestone is extensively altered to a skarn mineral suite of garnet, diopside and magnetite; the siltstone is altered to hornfels. Due to the brittle nature of diopside, the diopside-rich skarns are more abundantly fractured and slightly rich in copper than the garnet-rich skarns. Typical Gabbs skarns are only 5 to 15 feet thick, but there are many of them.

The lowest Gabbs unit, a carbonaceous bioclastic limestone contains the boundary between marbleized limestone and calc-silica altered limestone (the so-called “marble line”) but it rarely contains skarn mineralization. It is cut by high-angle structures that were used as feeders for the plentiful skarns and hornfels which formed in the more reactive or permeable rocks of the two overlying Gabbs units. Granodiorite porphyry intrusions were later emplaced as dikes along the same structures and as sills in the permeable beds. The skarns are more commonly proximal to the sills.

Sunrise Formation – The two lowest sedimentary units of the Sunrise Formation, impure thin-bedded sandy limestone and siltstone, are altered to a skarn suite of garnet, diopside and magnetite in the limestone and to hornfels in the siltstone. As in the Gabbs, copper mineralization is widespread but relatively low grade. However the Sunrise skarns are relatively thick, on the order of 50 feet. The largest skarn bed is the Mayflower Mine, which was mined on a fairly large scale. It is capped by hornfels-altered sedimentary rocks

Current State of Exploration

We are continuing to pursue our 2007 exploration program on the New York Canyon Project. No exploration results were received during the fourth quarter ended June 30, 2007. The current work program for New York Canyon Project comprises of drilling an initial 56 holes at Longshot Ridge to outline the mineralized zone followed by 14 drill holes at Copper Queen to test the mineralization at depth there. Geophysical surveys are intended to cover the main areas of interest to develop further drill targets. Drilling to date at the Longshot Ridge copper deposit has confirmed and expanded on the known extent of the copper oxide mineralization, which is exposed at surface and has been tested to depths up to 400 feet. With the exception of holes 06-13R and 06-14R, all drill holes completed in 2006 have indicated the consistent and wide spread nature of the copper mineralization at Longshot Ridge. The recent data is being incorporated into the overall New York Canyon Project database in order to develop a resource estimate of the copper content at Longshot Ridge.

Exploration work completed during the fiscal year ended June 30, 2007:

On October 18, 2006, we announced that nine new targets have been identified from the geophysical surveys completed on the New York Canyon Project. The 2006 geophysical survey program completed on the New York Canyon Project consisted of a ground magnetic survey, an induced polarization ("IP") survey, compilation and review of historic geophysical surveys and interpretation that identified additional target areas for further drilling. A 134 line kilometre ground magnetics survey was completed by Magee Geophysical Services LLC in March, 2006. Lines were oriented N15E, spaced 100 metres apart and extend from the western side of the Copper Queen zone six kilometres to the east to cover the Champion and Longshot Ridge zones. A 50.4 line kilometre dipole-dipole IP survey was completed on 17 grid lines by Zonge Geosciences Inc. Readings were taken at N=1 to 7 separations allowing an effective depth penetration of approximately 400 metres. The lines were generally spaced at 100 metres except over areas of low magnetic response where the spacing was increased to 200 or 400 metres. This IP survey provides expansive coverage over the key mineralized areas and was of sufficient density to permit 3D inversion imagery. Jim Wright of J.L. Wright Geophysics Inc. conducted the data processing, inversion and interpretation of the geophysical data.

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

Mr. Wright notes that the mineralized zones and associated magnetic high areas are relative chargeability lows surrounded by very large chargeability high areas. Low resistivity has a direct correlation with all mineralized zones and active magnetic areas. Through his compilation and interpretation of the geophysical survey data, Mr. Wright developed target criteria based upon geophysical characteristics. Based on these selection criteria, nine target zones are identified that require follow up drill testing. The targets show consistent line to line correlation with structures or magnetic trends and are in areas that have not been previously drilled. Mr. Wright has recommended 14 drill holes totalling 5,320 metres to test these target zones. Our drilling has indicated that the mineralized systems have not as yet been thoroughly evaluated and substantial drilling is required to outline the extent of mineralization at Copper Queen, Champion and Longshot Ridge. The geophysical surveys provide further evidence that these three key mineralized zones may form part of the same system offset by basin and range structures and that there are additional targets that require further evaluation.

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

The following results were received by Canyon during its fiscal year end June 30, 2007 from re-analyses conducted on all pulps generated from the 2006 drill program:

Hole ID	From(ft)	To(ft)	Length(ft)	Copper(%)
06-11R*	0	10	10	1.03
	55	95	40	0.26
	195	215	20	0.44
06-13R*	No Significant Results
06-14R*	No Significant Results
06-15R*	95	135	40	0.39
06-20R*	85	95	10	0.78
	125	140	15	0.43
06-21C*	10	125	115	0.54
including	105	125	20	1.03
06-22R*	0	25	25	0.39
	55	125	70	0.32
	295	310	15	0.90
06-23C*	0	45	45	0.35
	80	310	230	0.78
including	210	270	60	1.72
06-24R*	30	70	40	0.29
	95	165	70	0.41
06-25R*	70	180	110	0.47
including	120	150	30	0.96
	450	485	35	0.34
06-26C*	20	115	95	0.29
06-27R*	0	70	70	0.16
including	55	70	15	0.37
	290	330	40	0.23
06-28R*	0	185	185	0.53
including	35	85	50	1.08
06-29C*	10	45	35	0.28
06-30R*	0	50	50	0.23
	120	225	105	0.28
including	120	170	50	0.45
06-31R*	0	130	130	0.32
	190	380	190	0.87
including	285	375	90	1.06
06-32C*	65	148	83	0.66
including	110	148	38	1.09
06-33C*	10	200	190	0.52
including	60	95	35	0.84

Hole ID	From(ft)	To(ft)	Length(ft)	Copper(%)
	175	195	20	1.50

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

On May 25, 2005, the United States Securities and Exchange Commission (the “SEC”) issued a formal order of private investigation to Canyon Copper Corp. (formerly “Aberdene Mines Limited”). In connection with the investigation order, we received subpoenas from the SEC requesting the production of certain of our documents, relating to, among other things, our transactions with Langley Park, PLC and the principals of Langley Park, PLC, certain of our news releases and certain materials sent to our stockholders. We have since received additional document production orders from the SEC. We have complied with all document requests and are voluntarily complying with the investigation. We have also responded to any informal requests for information from the SEC.

On December 20, 2005, the British Columbia Securities Commission (the “BCSC”) issued a formal investigation order to Canyon Copper and certain of our former officers pursuant to the Securities Act of British Columbia in connection with certain news releases and materials sent to our stockholders in 2004. We are cooperating fully with the BCSC inquiry and have submitted all requested documents in connection with the investigation to date. Effective July 31, 2007, the BCSC and Robert Weicker, a former officer and former member of our Board of Directors, reached a settlement agreement pursuant to which Mr. Weicker agreed to pay a fine of CDN$30,000 and agreed to not prepare or disseminate news releases containing scientific or technical information for any issuer, except under the supervision of a director or officer of the issuer, for 12 months from the date of the settlement agreement.

On January 29, 2007, we received a statement of claim filed in the Ontario Superior Court of Justice from a company claiming unpaid investor relations fees of $25,916 and requesting the balance of an alleged retainer of $84,000. Canyon is vigorously disputing this claim and believes this action is without merit.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PRUCHASES OF EQUITY SECURITIES.

Our shares are currently trading on the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “CYOO.” The high and the low bid prices for our shares for the last two fiscal years of actual trading, as quoted in the OTC Bulletin Board, as applicable, were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2006	0.53	0.185
2nd Quarter 2006	0.42	0.29
3rd Quarter 2006	0.79	0.445
4th Quarter 2006	0.75	0.38
1st Quarter 2007	0.60	0.28
2nd Quarter 2007	0.34	0.21
3rd Quarter 2007	0.355	0.24
4th Quarter 2007	0.37	0.28

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As of June 30, 2007, we had 77 registered stockholders holding 70,781,399 of our issued and outstanding common stock.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. Our governing status, Chapter 78 of the Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

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

RECENT SALES OF UNREGISTERED SECURITIES

All unregistered sales of our equity securities made during the fiscal year ended June 30, 2007 have been previously reported in our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

PURCHASES OF EQUITY SECURITIES

None.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan Of Operation

Our plan of operation for the next twelve months is to continue our initial exploration activities of the New York Canyon Project in Nevada.

Our estimated expenses for the next twelve months are as follows:

12 Month Total Budget
ITEM AND ACTIVITY

LAND STATUS
2007 - 2008 claim maintenance fees	$175,000
Monthly Payments - Patents	45,000
PERMITTING
Road and drill site work	50,000
Archeological and biological surveys	20,000
Water quality monitoring	20,000
Drill Permitting & Bonding	100,000
Reclamation	20,000

DRILL PROGRAM
(includes assays & supervision)
Compile data for engineering evaluation	60,000
Drilling RC	900,000
Drilling Core	600,000

METALLURGICAL PROGRAM
Investigation into acid costs, sites, transport, etc.	-
Preliminary metallurgical work	105,000
Preliminary alternative leach studies	150,000
ENGINEERING & REPORTING
Engineering 43-101 Report	20,000
Modeling, Scoping study	50,000
GEOPHYSICAL SURVEYS
Induced polarization	70,000
Airborne radiometric survey	65,000
GEOLOGICAL MAPPING AND INVESTIGATIONS
Mapping and sampling	50,000
Contingency 10%	250,000
Management fee 5%	125,000
TOTAL	$2,875,000

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net loss of $2,177,278 for the year ended June 30, 2007 and have an accumulated deficit of $15,859,968 since inception. As at June 30, 2007, we had cash of $34,401 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $2,875,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

We have not had revenues since inception. We are currently seeking to identify sources of additional financing. However, there is no assurance we will be successful in raising the necessary funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on equity sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders. See “Future Financings,” below.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended June 30
	2007	2006	Percentage
			Increase / Decrease
Revenue	$-	$-	n/a
Operating Expenses	(1,617,880)	(7,232,219)	(78)%
Other Income (Expense)	(559,398)	(459,918)	220%
Net Income (Loss)	$(2,177,278)	$(7,692,137)	(72)%

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

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended June 30
			Percentage
	2007	2006	Increase /
			Decrease
Operating expenses:
Depreciation	$-	$3,532	(100)%
Foreign exchange loss (gain)	8,448	12,900	(34.5)%
General and administrative	638,380	4,301,001	(85.2)%
Impairment of mineral property costs	477,588	405,000	17.9%
Impairment loss on equipment	10,811	-	100%
Mineral exploration costs	482,653	2,509,786	(80.8)%
Sub-total	$1,617,880	$7,232,219	(78)%
Other expenses:
Accretion of discounts on convertible debt	$235,633	$-	100%
(Gain) loss on settlement of related party debt	-	(10,964)	(100)%
Interest expense	103,353	27,571	274.9%

	Year Ended June 30
			Percentage
	2007	2006	Increase /
			Decrease
Impairment loss on investment securities	224,053	354,979	(36.9)%
Loss on sale of investment securities	-	88,332	(100)%
Gain on change in fair values of beneficial	3,641	-	n/a
conversion features
Sub-total	$559,398	$459,918	24.0%
Total Expenses	$2,177,278	$7,692,137	(72)%

We incurred operating expenses in the amount of $1,617,880 for the fiscal year ended June 30, 2007 as compared to $7,232,219 for the fiscal year ended June 30, 2006. The decrease in operating expenditures for 2007 as compared with 2006 is primarily attributable to decreased costs associated mineral exploration costs and decreased general and administrative expenditures. We anticipate that the expenses will increase over the next twelve months due to our ongoing planned exploration activities on the New York Canyon Project.

During the year ended June 30, 2007, we recognized an impairment loss of $224,503 on our 1,027,974 Langley Park shares.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At June, 2007	At June 30, 2006	Increase / Decrease
Current Assets	$50,324	$393,165	(87.2)%
Current Liabilities	(1,140,201)	(892,808)	27.7%
Working Capital Surplus (Deficit)	$(1,089,877)	$(499,643)	118.1%

Cash Flows
	Year Ended	Year Ended
	June 30, 2007	June 30, 2006
Cash Flows used in Operating Activities	$(1,274,264)	$(3,146,899)
Cash Flows used in Investing Activities	(293,138)	(81,999)
Cash Flows provided by Financing Activities	1,462,053	3,319,832
Net Increase (decrease) in Cash During Period	$(105,349)	$90,934

Working Capital. The increase in our working capital deficit from $499,643 as at June 30, 2006 to a working capital deficit of $1,089,877 as at June 30, 2007 was primarily a result of our inability to obtain sufficient financing to fund our planned mineral exploration program. During the year ended June 30, 2007 we raised $1,462,053 from debt and equity financings to fund our final payment of our option to acquire the New York Canyon Project, repayment of debt, to fund our exploration work program and for general and administrative expenses.

15% Convertible Notes. On August 16, 2006, we received loans totalling an aggregate of $187,607 from five individuals as evidenced by unsecured promissory notes. Each note bears interest at a rate of 15% per annum and was due on October 30, 2006. We were also required to pay a 7.5% administration fee on the principal amount of each of the notes. On October 31, 2006 we repaid $67,496 of the loans and renewed $114,983 of the loans. The remaining notes continued to bear interest at a rate of 15% per annum and were due on January 14, 2007. On January 14, 2007, we repaid $96,653 and renewed $23,509 of the loans. Pursuant to the renewals, we are also required to pay a 7.5% administration fee on the principal amount of each of the notes.

On November 7, 2006, we received loans totalling an aggregate of $64,355 evidenced by unsecured promissory notes. Each note bears interest at a rate of 15% per annum and was due on January 21, 2007. On January 21, 2007, we repaid the loans. We were also required to pay a 7.5% administration fee on the principal amount of each of the notes.

On April 12, 2007 and April 11, 2007, we entered into amendments to our loan agreement dated September 12, 2006 and September 11, 2006, respectively, with Aton Ventures Fund Ltd. (“AVF”) and Asset Protection Fund Ltd. (“APF”) (together the “Lenders”) whereby the Lenders loaned $500,000 to us. Under the terms of the amendment agreements, AVF agreed to extend the maturity date of its loan to October 12, 2007 and APF agreed to extend the maturity date of its loan to October 11, 2007. The loans are evidence by unsecured convertible promissory notes. The loans bear an interest rate of 8% per annum. Each of the loans are convertible at the option of the lender at any time prior to maturity into shares of Canyon at a price of the lesser of $0.30 per share or the closing price of Canyon’s shares on the OTC Bulletin Board on the business day preceding the date the lender provides notice of conversion. Upon exercise of conversion rights of the lender, the lender shall receive for no additional consideration one half of a share purchase warrant for each share issued by Canyon to the lender. Each whole warrant will entitle the lender to purchase one additional share of our common stock for a period of one year from the date of issuance at a price of $0.40. To June 30, 2007, we accreted interest expense of $71,766 increasing the carrying value of the convertible debentures to $500,000.

On April 25, 2007, we entered into a loan agreement with Aton Select Fund Limited pursuant to which we received a loan of $120,000 from ASF. The loan is evidenced by an unsecured convertible promissory note. The loan bears interest at a rate of 15% per annum and matures on March 20, 2008. Also on April 25, 2007 we entered into two loan agreements with Anthony Harvey, our Chief Executive Officer and a member of our Board of Directors, pursuant to which we received loans of US$100,000 and CDN$50,000. The loans are evidenced by an unsecured convertible promissory note. The loans bear interest at a rate of 15% per annum and mature on March 14, 2008 and April 25, 2008, respectively. Each of the loans is convertible at the option of the lender at any time prior to maturity into units of Canyon at a price of $0.30 per unit, with each unit consisting of one share of our common stock and one share purchase warrant. Each warrant will entitle the lender to purchase an additional share of Canyon’s common stock at a price of $0.35 per share for a period of two years from the date of issuance of the units.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net loss of $2,177,278 for the year ended June 30, 2007 and have an accumulated deficit of $15,859,968 since inception. As at June 30, 2007 we had cash of $34,401 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $2,875,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures. There is no assurance that we will be able to obtain additional financing in the future.

On March 29, 2007, we entered into an engagement letter with Union Securities Ltd. (“Union”) pursuant to which Union agreed to act as our sponsor in connection with a proposed listing of our common stock on a Canadian stock exchange and to act as our agent for a proposed equity offering of a minimum of $6,000,000 and a maximum of $12,000,000 in units to non-US residents pursuant to Regulation S. Each unit is expected to consist of one common share and one share purchase warrant to purchase an additional common share at a price to be determined for a period of 18 months from the closing of the offering. We have agreed to pay Union a sponsorship fee of $25,000 (which fee has been paid), a cash commission equal to 8% of the proceeds received from units sold and options to acquire additional shares of our common stock equal to 10% of the number of units sold. As a condition of the engagement letter, on or before the closing of the offering, we must provide Union with a copy of our final listing application and the conditional listing approval of the Canadian stock exchange.

On August 1, 2007, we approved an offering on a private placement basis of up to 2,000,000 units at a price of $0.25 per unit pursuant to Regulation S of the Securities Act. Each unit consists of one share of the Corporation’s common stock and one share purchase warrant, each warrant entitling the holder thereof to purchase an additional share of our common stock for a period of one year from the date of issuance at an exercise price of $0.30 per share. On August 15, 2007, we issued 1,200,000 units to one subscriber. The balance of the offering has not been closed and there is no assurance that the remaining units will be sold.

Obtaining additional financing is subject to a number of factors, including the market prices for the mineral property and copper and our proposed listing of our common stock on a Canadian stock exchange. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to long-lived assets, derivative liabilities, asset retirement obligations, stock-based compensation and deferred income tax asset valuations. We base our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Mineral Property Costs

We have been in the exploration stage since its inception on January 21, 2000, and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets.” We assess the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Our current operating funds are inadequate to complete our planned exploration of the New York Canyon Project and our general and administrative expenses. Our business plan calls for significant expenses in connection with the exploration and development of those mineral claims. As a result, we will require additional financing to complete our exploration and development plans. We will also require additional financing if the costs of exploration are greater than anticipated and to sustain our business operations if we are not successful in earning revenues once exploration is complete. Obtaining additional financing would be subject to a number of factors, the known material factors being market prices for copper, investor acceptance of our mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

  our ability to locate a profitable mineral property; and

  our ability to generate revenues.

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which will require us to obtain additional financing. We recorded a net loss of $2,177,278 for the year ended June 30, 2007 and have an accumulated deficit of $15,859,968 since inception. As at June 30, 2007 we had cash of $34,401 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $2,875,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)

June 30, 2007

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors
of Canyon Copper Corp. (formerly Aberdene Mines Limited)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Canyon Copper Corp. (formerly Aberdene Mines Limited) (An Exploration Stage Company) as of June 30, 2007 and 2006 and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from January 21, 2000 (Date of Inception) to June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canyon Copper Corp. (formerly Aberdene Mines Limited) (An Exploration Stage Company), as of June 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and accumulated for the period from January 21, 2000 (Date of Inception) to June 30, 2007, in conformity with generally accepted accounting principles used in the United States.

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

/S/ MANNING ELLIOTT LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada

September 26, 2007

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

		June 30,		June 30,
		2007		2006
	$		$
ASSETS
Current Assets
Cash		34,401		139,750
Amount receivable		–		3,000
Investment securities		–		224,053
Prepaid expenses and deposits		15,923		26,362
Total Current Assets		50,324		393,165
Property and Equipment (Note 3)		–		10,811
Total Assets		50,324		403,976
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable		222,153		377,811
Accrued liabilities (Note 5)		64,829		220,906
Due to related parties (Note 6)		85,448		9,092
Loan payable (Note 7(a))		23,509		–
Convertible debt, less unaccreted discount of $63,958 and
$nil, respectively (Note 8)		703,061		284,999
Derivative liability		41,201		–
Total Current Liabilities		1,140,201		892,808
Contingencies and Commitments (Notes 1 and 12)

Stockholders’ Deficit
Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 500,000 shares		5		5
Common Stock
Authorized: 500,000,000 shares, par value $0.00001
Issued and outstanding: 70,781,399 shares (2006 - 65,705,596)		708		658
Additional Paid-in Capital		14,769,378		13,193,195
Deficit Accumulated During the Exploration Stage		(15,859,968)		(13,682,690)
Total Stockholders’ Deficit		(1,089,877)		(488,832)
Total Liabilities and Stockholders’ Deficit		50,324		403,976

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from
	January 21, 2000	For the Year Ended June 30,
	(Date of Inception)
	to June 30,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

Depreciation	5,540	–	3,532
Foreign exchange loss (gain)	(18,364)	8,448	12,900
General and administrative	7,470,515	638,380	4,301,001
Impairment of mineral property costs	2,759,130	477,588	405,000
Impairment of property and equipment	10,811	10,811	–
Mineral exploration costs	4,080,320	482,653	2,509,786

Total Operating Expenses	14,307,952	1,617,880	7,232,219

Operating Loss	(14,307,952)	(1,617,880)	(7,232,219)

Other Income (Expense)

Accretion of discounts on convertible debt	(415,816)	(235,633)	–
Gain on change in fair values of beneficial
conversion features	3,641	3,641	–
Gain (loss) on settlement of debt	(2,871)	–	10,964
Impairment loss on investment securities	(579,032)	(224,053)	(354,979)
Interest expense	(146,508)	(103,353)	(27,571)
Loss on sale of investment securities	(411,430)	–	(88,332)

Total Other Income (Expense)	(1,552,016)	(559,398)	(459,918)

Net Loss	(15,859,968)	(2,177,278)	(7,692,137)

Net Loss Per Common Share – Basic and Diluted		(0.03)	(0.13)

Weighted Average Common Shares Outstanding		66,913,000	60,903,000

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from
	January 21, 2000	For the
	(Date of Inception)	Year Ended
	to June 30,	June 30,
	2007	2007	2006
	$	$	$
Operating Activities
Net loss	(15,859,968)	(2,177,278)	(7,692,137)
Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discounts on convertible debt	415,816	235,633	–
Amortization of deferred financing costs	27,475	27,475	–
Bad debt expense	3,000	3,000	–
Depreciation	5,540	–	3,532
Foreign exchange translation loss (gain)	(25,695)	–	16,302
Gain on change in fair values of beneficial conversion features	(3,641)	(3,641)	–
Impairment of mineral property costs	2,747,630	466,088	405,000
Impairment loss on investment securities	579,032	224,053	354,979
Impairment of property and equipment	10,811	10,811
Loss on sale of investment securities	411,430	–	88,332
Loss (gain) on settlement of related party debt	2,871	–	(10,964)
Stock-based compensation	3,930,558	–	3,238,945
Changes in operating assets and liabilities:

Amount receivable	(3,000)	–	(3,000)
Prepaid expenses and deposits	(15,923)	10,439	(16,280)
Accounts payable and accrued liabilities	448,687	(152,500)	483,384
Due to related parties	186,075	81,656	(14,992)
Net Cash Used in Operating Activities	(7,139,302)	(1,274,264)	(3,146,899)

Investing Activities
Mineral property costs	(413,138)	(293,138)	(120,000)
Proceeds from the sale of investment securities	417,251	–	48,123
Purchase of property and equipment	(16,351)	–	(10,122)
Net Cash Used in Investing Activities	(12,238)	(293,138)	(81,999)

Financing Activities

Advances from related parties	147,019	147,019	–
Proceeds from issuance of convertible debt	1,684,655	500,000	–
Proceeds from notes and loans payable	373,788	373,790	–
Repayment of notes payable	(230,281)	(230,281)	–
Financing costs	(250,143)	(27,475)	(222,668)
Issuance of common stock	5,460,903	699,000	3,542,500
Net Cash Provided by Financing Activities	7,185,941	1,462,053	3,319,832
Increase (Decrease) in Cash	34,401	(105,349)	90,934
Cash – Beginning of Period	–	139,750	48,816
Cash – End of Period	34,401	34,401	139,750
Non-cash Investing and Financing Activities:
Preferred stock issued for investment securities	1,535,575	–	–
Investment securities used to pay the finder’s fee for the
preferred stock issuance	153,557	–	–
Common stock issued to settle debt	547,737	449,534	23,585
Common stock issued for mineral property acquisition costs	2,334,492	172,950	285,000
Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

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

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2006
(Expressed in US dollars)

								Deficit
							Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Other	During the
		Par		Par	Paid-in	Stock	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$

Balance – June 30, 2004	–	–	71,234,814	712	1,293,689	902,126	–	(1,965,152)	231,375

Issuance of stock for
consulting services	–	–	400,000	4	761,996	–	–	–	762,000

Cancellation of stock issued
for consulting services	–	–	(200,000)	(2)	(727,998)	–	–	–	(728,000)

Issuance of stock pursuant to
the exercise of options	–	–	400,000	4	199,996	–	–	–	200,000

Issuance of stock pursuant to
conversion of debentures	–	–	549,405	6	902,120	(902,126)	–	–	–

Issuance of stock pursuant to
mineral property option
agreements	–	–	1,410,000	14	1,876,486	–	–	–	1,876,500

Issuance of stock to settle
related party debt	–	–	197,633	2	73,122	–	–	–	73,124

Cancellation of stock owned
by the President of the
Company	–	–	(20,000,000)	(200)	200	–	–	–	–

Issuance of preferred stock
for investment securities	500,000	5	–	–	1,382,013	–	–	–	1,382,018

Unrealized loss on
investment securities	–	–	–	–	–	–	(437,712)	–	(437,712)

Fair value of stock options
granted	–	–	–	–	384,144	–	–	–	384,144

Intrinsic value of beneficial
conversion features	–	–	–	–	180,183	–	–	–	180,183

Net loss for the year	–	–	–	–	–	–	–	(4,025,401)	(4,025,401)

Balance – June 30, 2005	500,000	5	53,991,852	540	6,325,951	–	(437,712)	(5,990,553)	(101,769)

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(Formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2006
(Expressed in US dollars)

								Deficit
							Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Other	During the
		Par		Par	Paid-in	Stock	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$

Balance – June 30, 2005	500,000	5	53,991,852	540	6,325,951	–	(437,712)	(5,990,553)	(101,769)

Issuance of stock for cash at
$0.25 per share	–	–	5,000,000	50	1,249,950	–	–	–	1,250,000

Issuance of stock for cash at
$0.30 per share	–	–	1,500,000	15	449,985	–	–	–	450,000

Issuance of stock for geological
data at a fair value of $0.39 per
share	–	–	25,000	–	9,750	–	–	–	9,750

Issuance of stock to settle debt
at a fair value of $0.37 per
share	–	–	63,744	1	23,584	–	–	–	23,585

Issuance of stock for cash at
$0.40 per share	–	–	4,475,000	45	1,789,955	–	–	–	1,790,000

Share issuance costs	–	–	–	–	(222,668)	–	–	–	(222,668)

Issuance of stock pursuant to a
mineral property agreement	–	–	500,000	5	284,995	–	–	–	285,000

Fair value of stock options
granted	–	–	–	–	3,229,195	–	–	–	3,229,195

Issuance of stock pursuant to
the exercise of stock options	–	–	150,000	2	52,498	–	–	–	52,500

Unrealized loss on investment
securities recognized as an
impairment loss	–	–	–	–	–	–	437,712	–	437,712

Net loss for the year	–	–	–	–	–	–	–	(7,692,137)	(7,692,137)

Balance – June 30, 2006	500,000	5	65,705,596	658	13,193,195	–	–	(13,682,690)	(488,832)

Issuance of stock for cash at
$0.25 per share	–	–	2,596,000	26	648,974	–	–	–	649,000

Issuance of stock for cash at
$0.30 per share	–	–	166,667	2	49,998				50,000

Issuance of shares pursuant to
mineral property agreement	–	–	515,000	5	172,945	–	–	–	172,950

Issuance of shares to settle
debt	–	–	400,000	4	99,996	–	–	–	100,000

Issuance of shares to settle
related party debt	–	–	21,200	–	5,300	–	–	–	5,300

Issuance of shares to settle
convertible debentures	–	–	1,376,936	13	344,221	–	–	–	344,234

Intrinsic value of beneficial
conversion features	–	–	–	–	254,749	–	–	–	254,749

Net loss for the year	–	–	–	–	–	–	–	(2,177,278)	(2,177,278)

Balance – June 30, 2007	500,000	5	70,781,399	708	14,769,378	–	–	(15,859,968)	(1,089,877)

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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. As at June 30, 2007, the Company has a working capital deficit of $1,089,877 and has accumulated losses of $15,859,968 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan for the next twelve months is to continue initial exploration activities on the New York Canyon Project in Nevada. The agreements pursuant to which the Company acquired its interests in the New York Canyon Project provide for a series of cash payments, the issue of certain shares over certain time periods, and the expenditure of certain minimum amounts on the exploration of the properties or contribute its share of ongoing expenditures. If the Company fails to make such payments or expenditures in a timely fashion it may lose its interest in those properties. As at June 30, 2007, the Company had cash of $34,401 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $2,875,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is June 30.

	b)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets, mineral property costs, derivative liabilities, asset retirement obligations, stock-based compensation, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than- temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary. During the year ended June 30, 2007, the Company’s sole investment security became permanently impaired and the Company realized a loss of $224,053.

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

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in a foreign currency and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	h)	Financial Instruments

The fair values of financial instruments, which include cash, amount receivable, investment securities, accounts payable, accrued liabilities, due to related parties, loan payable and convertible debt were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments, except for investment securities. The fair value of investment securities is based on quoted market values. The Company is not exposed to significant interest rate, currency exchange rate or credit risk arising from these financial instruments.

	i)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2007 and 2006, the Company’s only component of comprehensive income was an unrealized holding gains on available for sale securities.

	m)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totalled 17,569,000 as at June 30, 2007 (3,150,000 as at June 30, 2006).

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

	o)	Recently Adopted Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its financial statements.

	p)	Recently Issued Accounting Pronouncements

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

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	p)	Recently Issued Accounting Pronouncements (continued)

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

3.	Property and Equipment

				June 30,	June 30,
				2007	2006
		Accumulated	Impairment	Net Carrying	Net Carrying
	Cost	Amortization	Loss	Value	Value
	$	$	$	$	$

Computer equipment	6,229	4,084	2,145	–	2,145
Office furniture	10,122	1,456	8,666	–	8,666

	16,351	5,540	10,811	–	10,811

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

4.	Mineral Properties

a)

On March 18, 2004, the Company was granted an option to acquire a 100% interest, subject to a 2% net smelter royalty, in the New York Canyon Copper Project located in Mineral County, Nevada. Under the terms of the option agreement, the Company must make cash payments of $460,000 (or share issuances at the election of the Optionors) in various stages as follows: $30,000 upon execution of the option agreement (paid), $60,000 on the first anniversary (paid); $120,000 (paid) on the second anniversary; and $250,000 (paid) on the third anniversary. The Company must also issue 2,000,000 shares in various stages as follows: 500,000 shares upon execution of the option agreement (issued at a fair value of $860,000 in fiscal 2005), 500,000 shares on the first anniversary (issued at a fair value of $185,000 in fiscal 2005); 500,000 shares on the second anniversary (issued at a fair value of $285,000 in fiscal 2006); and 500,000 shares on the third anniversary (issued at a fair value of $165,000). The Company must incur expenditures of not less than $2,000,000 in various stages as follows: $250,000 by December 31, 2004 (incurred), an additional $750,000 (incurred) by December 31, 2005, and an additional $1,000,000 by December 31, 2006 (incurred). Effective March 16, 2007, the Company completed its option obligations and acquired a 100% interest in this property.

b)

On July 21, 2004, the Company entered into a fifteen-year renewable lease agreement, which gives the Company the right of exploration and production of minerals in eighteen mineral claims owned by the lessor. The mineral claims are located within the area of the Company’s New York Canyon Copper Project. Under the terms of the agreement, the Company must make cash payments of $25,000 on execution of the agreement (paid). On the first anniversary of the execution of the agreement, the Company must make payments to the lessor of $1,000 per month, $2,000 per month after the second anniversary and $3,000 per month after the third anniversary for as long as the lease is in effect. In addition, at six and twenty-four months after the execution of the agreement the Company will give the lessor, respectively, 10,000 (issued at a fair value of $3,500 in fiscal 2005) shares and 15,000 shares (issued at a fair value of $7,950 in fiscal 2007) of the Company’s common stock. This agreement is subject to a Net Smelter Interest payable to two parties (1.75% Net Smelter Royalty (“NSR”) + 0.5% NSR). The 1.75% is terminated upon payments of $2,000,000; then the second party will retain 1.5% NSR which will revert to 0.5% after an additional $2,000,000 is paid.

5.	Accrued Liabilities

		June 30,		June 30,
		2007		2006
	$		$

Interest accrued on debt		48,980		37,579
Mineral exploration expenditures		–		181,277
Professional fees and other accruals		15,849		2,050

		64,829		220,906

6.	Related Party Transactions

a)

During the year ended June 30, 2007, the Company issued 21,200 shares of the Company’s common stock to settle $5,300 of amounts owed to the former Chief Financial Officer of the Company. As at June 30, 2007, the Company was indebted to the former Chief Financial Officer of the Company in the amount of $nil (June 30, 2006 - $4,970). The amount due is non-interest bearing, unsecured and due on demand.

b)

As at June 30, 2007, the Company was indebted to the Vice President of Finance for $70,190 (June 30, 2006 - $nil) of management fees, and the Chief Financial Officer of the Company for $278 (June 30, 2006 - $nil) of general and administrative expenses. The amounts due are non-interest bearing, unsecured and due on demand.

	c)	As at June 30, 2007, the Company was indebted to the former President and a company controlled by the former President for $nil (June 30, 2006 – $1,828).

d)

During the year ended June 30, 2007, the Company incurred consulting fees of $58,830 (2006 - $26,215) to $120,000 (2006 - $nil) and $24,450 (2006 - $10,130) to the Chief Financial Officer, Vice President of the Company, and the President of the Company, respectively.

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

6.	Related Party Transactions (continued)

e)

During the year ended June 30, 2006, the Company paid $20,122 for rent and $41,403 general and administrative costs to a company controlled by the former President of the Company. During the year ended June 30, 2006, the Company paid management fees of $117,700 and $23,617 to the former President and Vice President of the Company, respectively.

f)

The former Vice President of the Company owned a 22.5% interest in the mineral property optioned to the Company as described in Note 4(a). As at June 30, 2007, the Company was indebted to the former Vice President of the Company for $14,980 (June 30, 2006 - $2,294). The amount due is non-interest bearing, unsecured and due on demand.

g)

Included in the loan proceeds received as described in Note 7(a) is a $23,509 (Cdn$25,000) loan advanced by the Chief Executive Officer of the Company on August 16, 2006, and renewed on October 31, 2006 and January 14, 2007. Refer to Note 8(a) for convertible debt owing the Chief Executive Officer of the Company.

7.	Loans Payable

a)

On August 16, 2006, the Company received loans totalling an aggregate of $187,607 (Cdn$209,000) from five individuals as evidenced by unsecured promissory notes. Each note bears interest at a rate of 15% per annum and was due on October 30, 2006. The Company is also required to pay a 7.5% administration fee on the principal amount of each of the notes. On October 31, 2006 the Company repaid $67,496 (Cdn$75,000) of the loans and renewed $114,983 (Cdn$134,000) of the loans. The remaining notes continued to bear interest at a rate of 15% per annum and were due on January 14, 2007. On January 14, 2007, the Company repaid $96,653 (Cdn$109,000) and renewed $23,509 (Cdn$25,000) of the loans. Pursuant to the renewals; the Company paid a 7.5% administration fee on the principal amount of each of the notes.

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

8.	Convertible Debt

a)

On March 14, 2007, the Chief Executive Officer of the Company advanced $100,000 to the Company. On April 25, 2007, the Chief Executive Officer loaned the Company a further $47,019 (Cdn$50,000). This loan bears interest at a rate of 15% per annum, is unsecured and due on demand. On April 25, 2007, the Company secured these loans by issuing convertible notes. The notes are due on March 14, 2008 and April 25, 2008, respectively, and are convertible at $0.30 per unit with each unit to consist of one common share and one share purchase warrant exercisable at $0.35 per common share for a period of two years. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, (“EITF 98-5”) the Company recognized the intrinsic value of the embedded beneficial conversion feature of $43,707 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible loans. To June 30, 2007, the Company recorded accretion of $8,584, increasing the carrying value of the convertible loans to $111,896. The carrying value of the convertible loans will be accreted to the face value of $147,019 to maturity.

b)

On September 12, 2006, the Company entered into a convertible loan agreement with Aton Ventures Fund Ltd. (“Aton”) pursuant to which the Company received a loan of $250,000 from Aton. On September 11, 2006, the Company entered into a convertible loan agreement with Asset Protection Fund Ltd. (“APF”) pursuant to which the Company received a loan of $250,000 from APF. The Aton loan was to mature on December 12, 2006 and the APF loan was to mature on December 11, 2006. Both loans bear interest at 8% per annum and were convertible at the option of the lender at any time prior to maturity into shares of common stock at a price of $0.30 per share. In accordance with EITF 98-5, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $175,000 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible loans.

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

8.	Convertible Debt (continued)

On November 27, 2006, the convertible loans were amended to modify the conversion privileges and the maturity date for the APF loan was extended to April 11, 2007 and the Aton loan was extended to April 12, 2007. The loans are convertible into units at the lessor of $0.30 per unit or the closing price of the Company’s shares on the business day preceding the date that the Company receives a notice of conversion. Each unit will consist of one share of common stock and one half of a share purchase warrant. Each whole share purchase warrant is exercisable at $0.40 per common share for a period of one year from the date of issuance. In accordance with EITF 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, (“EITF 96-19”) the Company deemed the terms of the amendment to be substantially different and treated the original convertible loans extinguished and exchanged for new convertible loans. The Company determined that the conversion feature of the convertible loans met the criteria of an embedded derivative and therefore the conversion features of the loans needed to be bifurcated and accounted for as a derivative. The Company recorded accretion of the discount of $148,077 up to November 27, 2006. On November 27, 2006, the Company recognized the difference of $44,843 between the fair value of the conversion feature before and after the amendment. The Company will adjust the carrying value of the conversion feature to its fair value at each reporting date.

On April 11, 2007, the maturity date of the APF loan was extended to October 11, 2007 and on April 12, 2007 the maturity date of the Aton loan was extended to October 12, 2007. In accordance with EITF 06-6 “Debtor’s Accounting for a Modification or Exchange of (Convertible) Debt Instruments”, the Company determined it should not apply extinguishment accounting as the fair value of the embedded conversion option was not greater than 10% of the carrying amount of the original debt instrument immediately prior to the modification. On June 30, 2007, the Company recognized a gain on the change in the fair values of the conversion features of $3,641 and decreased the derivative liability to $41,201. To June 30, 2007, the Company recorded accretion of the discount of $71,766 increasing the carrying value of the convertible loans to $500,000. The outstanding amounts under the loans may be repaid, in whole or in part, at any time at the option of Company without penalty. For as long as the loans remain outstanding the Company has agreed not to mortgage, pledge or otherwise encumber its interest in its minerals claims in the State of Nevada without the consent of its lenders. Proceeds of the loans are to be used for working capital purposes to fund the Company’s continued operations.

c)

On March 20, 2007, the Company received a loan of $120,000 from Aton Select Fund Limited. The loan bears interest at a rate of 15% per annum, was unsecured and due on demand. On April 25, 2007, the Company secured this loan by issuing a convertible note. The note is due on March 20, 2008 and is convertible at $0.30 per unit with each unit to consist of one common share and one share purchase warrant exercisable at $0.40 per common shares for a period of two years. In accordance with EITF 98-5, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $36,041 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible loans. To June 30, 2007, the Company recorded accretion of the discount of $7,206, increasing the carrying value of the convertible loan to $91,165. The carrying value of the convertible loan will be accreted to the face value of $120,000 to maturity.

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

8.	Convertible Debt (continued)

d)

In accordance with EITF 98-5, the Company recognized the intrinsic value of the beneficial conversion option of $180,183 as additional paid-in capital and interest expense for the following convertible debentures in fiscal 2005. The Company will record the fair value of the warrants upon conversion of the convertible debentures in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.

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

vi)

On June 29, 2007, the Company issued 1,376,936 shares of common stock and 1,376,936 share purchase warrants to settle the $284,999 principal and $59,235 of accrued interest outstanding on the debentures described in Notes 8(d)(i)-(v). Refer to Note 9(b).

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

9.	Common Stock

For the year ended June 30, 2007:

a)

On June 29, 2007, the Company issued 436,000 units at $0.25 per unit for proceeds of $109,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.30 per common share expiring one year from the date of issuance.

b)

On June 29, 2007, the Company issued 1,376,936 shares of common stock and 1,376,936 share purchase warrants to settle the $344,234 of outstanding principal and interest of the debentures described in Notes 8(d). The share purchase warrants are exercisable at a price of $0.30 per common share for a period of two years.

c)

On June 1, 2007, the Company issued 400,000 units at a fair value $0.25 per unit to settle debt of $100,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at a price of $0.30 per common share expiring one year from the date of issuance.

d)

On April 30, 2007, the Company issued 21,200 units at a fair value $0.25 per unit to settle related party debt of $5,300. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at a price of $0.30 per common share expiring one year from the date of issuance.

e)

On March 15, 2007, the Company issued 500,000 shares of common stock at a fair value of $165,000 as a minimum advanced royalty payment pursuant to the terms of the mineral property agreement entered into on July 21, 2004. Refer to Note 4(b).

f)

On February 28, 2007, the Company issued 166,667 units at $0.30 per unit for proceeds of $50,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at a price of $0.30 per common share expiring one year from the date of issuance.

g)

On January 12, 2007, the Company issued 1,000,000 units $0.25 per unit for proceeds of $250,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at a price of $0.30 per common share expiring one year from the date of issuance.

h)

On December 15, 2006, the Company issued 1,160,000 units at $0.25 per unit for proceeds of $290,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at a price of $0.30 per common share expiring one year from the date of issuance.

i)

On July 21, 2006, the Company issued 15,000 shares of common stock at a fair value of $7,950 as a minimum advanced royalty payment pursuant to the terms of the mineral property agreement entered into on July 21, 2004. Refer to Note 4(b).

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

	d)	On March 2, 2006, the Company issued 500,000 shares of common stock at a fair value of $285,000 pursuant to a mineral property acquisition agreement. Refer to Note 4(a).

	e)	On January 11, 2006, the Company issued 63,744 shares of common stock at a fair value of $23,585 to settle $34,549 of debt owed to the former Chief Financial Officer of the Company.

f)

On December 5, 2005, the Company issued 25,000 shares of common stock at a fair value of $9,750 and paid $25,000 to acquire mineral exploration data for areas forming part of the New York Canyon Project.

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

9.	Common Stock (continued)

For the year ended June 30, 2006:

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

10.	Stock Options

On April 5, 2006, the Company established a 2006 Stock Incentive Plan (the “2006 Plan”) to issue up to a maximum of 10,000,000 shares of common stock. The maximum aggregate number of shares of common stock that may be optioned and sold under the 2006 Plan will be increased effective the first day of each of the Company’s fiscal quarters commencing April 1, 2006, by an amount equal the lesser of (i) 15% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter, or (ii) a lesser number of shares of common stock as determined by the board of directors. The exercise price for consultants cannot be less than 75% of the fair market value of the common stock on the grant date. The exercise price for all others can not be less than 100% of the fair market value of the common stock on the grant date for incentive stock options and can not be less than 75% of the fair market value of the common stock on the grant date for non-qualified stock options. The Plan Administrator shall establish the option term or, if not so established, shall be ten years from the grant date. As at June 30, 2007, the Company had 2,423,750 stock options available for granting pursuant to the 2006 Plan.

The Company’s 2004 Non-qualified Stock Option Plan (the “2004 Plan”) is intended to provide incentives to employees, directors and consultants by providing them with opportunities to purchase shares of our common stock. The 2004 Plan is effective as of June 17, 2004 and all stock options granted under the 2004 Plan must be granted within ten years from the date the 2004 Plan was adopted. The Company originally registered the 2004 Plan on June 17, 2004 pursuant to a registration statement on Form S-8. Effective April 6, 2005, the Company amended the 2004 Plan and increased the total of common shares reserved for issuance under the 2004 Plan from one million to a total of four million common shares. The Board of Directors is authorized to administer the 2004 Plan. In doing so, the Board of Directors may: (i) designate optionees; (ii) determine the terms and provisions of respective option agreements (which need not be identical) including, but not limited to, the number of shares to be covered by each option, provisions concerning the time or times when and the extent to which the options may be exercised, and the nature and duration of restrictions as to transferability or restrictions constituting substantial risk of forfeiture; (iii) accelerate the right of an optionee to exercise, in whole or in part, any previously granted option; (iv) interpret the provisions and supervise the administration of the 2004 Plan; (v) determine the fair market value of shares issuable under the 2004 Plan; (vi) designate the type of options to be granted to an optionee; and (vii) determine any other matter which is necessary or desirable for, or incidental to, the administration of the 2004 Plan. As at June 30, 2007, the Company had 2,500,000 stock options available for granting pursuant to the 2004 Plan.

A summary of the Company’s stock option activity is as follows:

		Weighted
		Average	Aggregate
	Number of	Exercise Price	Intrinsic Value
	Options	$	$
Outstanding, June 30, 2005	3,000,000	0.30
Granted	8,550,000	0.50
Exercised	(150,000)	0.35
Outstanding, June 30, 2006	11,400,000	0.45
Exercised	(200,000)	0.50
Forfeited	(2,500,000)	0.38
Outstanding, June 30, 2007	8,700,000	0.47	15,000
Exercisable, June 30, 2007	8,700,000	0.47	15,000

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

10.	Stock Options (continued)

As at June 30, 2007, the weighted average remaining contractual life of the outstanding stock options is 2.47 years.

As at June 30, 2007 and June 30, 2006, the Company had no unvested options outstanding.

During the years ended June 30, 2007 and 2006, the Company recorded stock-based compensation of $nil and $3,229,195, respectively, as general and administrative expense.

The fair value of the stock options granted during the year ended June 30, 2006 was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 4.71%, expected volatility of 144%, an expected option life of 1.88 years and no expected dividends. The weighted average grant date fair value of stock options granted was $0.38 per option.

11.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	Warrants	$
Balance, June 30, 2005
Issued	4,475,000	0.50
Balance, June 30, 2006	4,475,000	0.50
Issued	4,560,803	0.30
Balance, June 30, 2007	9,035,803	0.40

As at June 30, 2007, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date

1,000,000	0.30	December 31, 2007
4,475,000	0.50	February 28, 2008
1,226,666	0.30	February 28, 2008
2,234,136	0.30	June 29, 2008
166,667	0.40	August 28, 2008

9,035,803

12.	Commitments and Contingencies

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

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

12.	Commitments and Contingencies (continued)

b)

On January 23, 2007, the F.I.R.M. Focused Investor Relations Marketing Inc. commenced an action in Ontario, Canada against the Company seeking payment in the amount of $84,000 pursuant to an oral agreement. The Company believes that this action is without merit and will defend its position vigorously.

c)

On March 22, 2006, the Company entered into a Mineral Processing Research Agreement to retain a company to develop an economic alkaline hydrometallurgical process (“Process”) for the recovery of minerals in consideration for cash payments of $100,000 upon the execution of the agreement (paid), $50,000 before June 1, 2006 (paid), $50,000 before July 1, 2006 ($26,948 paid) and $50,000 before August 1, 2006. If the Company employs the Process they must grant 1,000,000 stock options to acquire 1,000,000 common shares at an exercise price of $1.00 per share exercisable for five years. On March 16, 2007, the Company entered into a settlement agreement pursuant to which the Company was released from all future commitments for consideration of $60,000 (paid).

13.	Income Taxes

The Company has net operating losses carried forward of approximately $8,350,200 available to offset taxable income in future years which expire beginning in fiscal 2020. Pursuant to SFAS 109, the potential benefits of the net operating loss carry forward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

		Year Ended		Year Ended
		June 30,		June 30,
		2007		2006
	$		$
Income tax benefit at the statutory rate		(762,047)		(2,692,248)
Permanent differences		244,328		1,280,223
Temporary differences		–		1,237
Valuation allowance change		517,719		1,410,788
Provision for income taxes		–		–

The significant components of deferred income tax assets and liabilities as at June 30, 2007 and 2006 are as follows:

	June 30,	June 30,
	2007	2006
	$	$
Net operating losses carried forward	2,930,208	2,412,488
Valuation allowance	(2,930,208)	(2,412,488)
Net deferred income tax asset	–	–

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Canyon Copper Corp.
(formerly Aberdene Mines Limited)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

14.	Subsequent Event

On August 15, 2007, the Company issued 1,200,000 units for proceeds of $300,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at a price of $0.30 per common share for a period of two years from the date of issuance.

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

There were no changes in our internal control over financial reporting during the year ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

On September 25, 2007, we entered into a termination agreement (the “Termination Agreement”) with Mark Reynolds, pursuant to which our consulting agreement dated January 19, 2006 was terminated. In accordance with the terms of the Termination Agreement, we agreed to pay Mr. Reynolds all unpaid consulting fees upon the earlier of two years from the date of the termination agreement, or upon our completing financing with minimum net proceeds of $2,000,000. Also, Mr. Reynolds agreed to waive all consulting fees payable to him for the period from July 1, 2007 to September 25, 2007.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages and titles as of September 28, 2007 are as follows:

NAME AND ADDRESS OF DIRECTOR / OFFICER	AGE	POSITION
Anthony Harvey Ste. 408 – 1199 West Pender Street Vancouver, British Columbia, Canada V6E 2R1	73	Director, Chairman and Chief Executive Officer
Bryan Wilson 84 Cedarcrest Crescent Richmond Hill, Ontario, Canada L4S 2P4	57	Director, President and Treasurer
Kurt Bordian #408 – 1199 West Pender Street Vancouver British Columbia, Canada V6E 2R1	39	Chief Financial Officer
Benjamin Ainsworth #408 – 1199 West Pender Street Vancouver British Columbia, Canada V6E 2R1	66	Director And Secretary
John Carlesso Suite 815 – 65 Queen St. W. Toronto, Ontario Canada M4S 2E5	43	Director
Milton Datsopoulos Suite 201 – 201 West Main Street Missoula, MT 59802	67	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years:

Anthony Harvey (Director, Chairman, and Chief Executive Officer): On May 30, 2006, Mr. Anthony Harvey was appointed as our Chairman, Chief Executive Officer and as a member of our Board of Directors. Mr. Harvey has over 40 years of consulting experience on numerous mining projects internationally with capital costs ranging up to and exceeding $400 million. Mr. Harvey has spent 30 years working with Wright Engineers Ltd. – Fluor Daniels in various management positions, including Senior Project Manager, involved in the design and construction of 14 mines world wide on behalf of major mining corporations.

Mr. Harvey is presently the founder and board member of ARH Management Limited, which has provided management and consulting services to the resource industry. Also, Mr. Harvey is a director of Terra Energy Inc. (TTR-TSX.V), a petroleum and natural gas company based in Calgary, Alberta, and chairman and a director of ESO Uranium Corp. (ESO-TSX.V), a uranium exploration company with properties located in Saskatchewan and Northeastern Ontario.

Mr. Harvey is also a former founder, president and chairman of Azco Mining Inc. (AZMN-OTCBB), former founder, chairman and director of Oremex Resources Inc. (ORM- TSX.V), and former chairman and director of Lakeshore Gold Corp. (LSG-TSX). Mr. Harvey has provided consulting services to Canyon Copper since April 2005 pursuant to a consulting agreement dated as of April 1, 2005.

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

Mr. Wilson is currently the President, CEO and director of Ste. Genevieve Resources Ltd. (SGVL-CNQ), STGIF-OTCBB), a mining exploration and development company. Since 1999, Mr. Wilson has acted as a director of Spider Resources Inc. (SPQ-TSX.V).

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

From 1996 to 2000, Mr. Bordian held the position of controller for Leigh Resource Corp. located in Vancouver, British Columbia. From July 2000 to August 2001, Mr. Bordian was a controller for Insurance Replacement Centre of Vancouver, British Columbia. From September 2001 to October 2003, Mr. Bordian worked as a self-employed accountant. Since November 2004, Mr. Bordian has been a controller for Bishop Gold Inc. located in Vancouver, British Columbia. From July 2005 to March 2007, Mr. Bordian was Chief Financial Officer, corporate secretary and a director of Calypso Acquisition Corp. (CLP-TSX.V). Mr. Bordian has been Chief Financial Officer of ESO Uranium Corp. (ESO-TSX.V) since November 2006. Mr. Bordian has been a director of Bordeau Energy Inc. (BDO-TSX.V) since July 2006 and Chief Financial Officer from July 2006 to September 2006. Mr. Bordian has also been a director of Centillon Industries Inc. (CID.H-NEX) since August 2006 and former Chief Financial Officer from August 2006 to September 2006.

Mr. Bordian is a Certified General Accountant in Canada, and holds a Bachelor of Commerce (Honors) Degree from the University of Manitoba.

Benjamin Ainsworth (Director and Secretary): On May 30, 2006, Mr. Benjamin Ainsworth was appointed as our Secretary and a member of our Board of Directors. Mr. Ainsworth is a senior geologist and mining consultant who has been involved in the mining industry for over thirty-five years.

Mr. Ainsworth joined Place Development in 1965 and held positions of Senior Geologist, Chief Geochemist, Exploration Manager – Easter Canada, Exploration Manager – Chile, and President – Place Chile, South America. Throughout the 1970’s, Mr. Ainsworth was involved in the design, budgeting and implementation of exploration programs that included large and small drill programs, geophysical surveys, geological mapping, geochemical surveys, and a full range of project evaluation studies. He is a registered Professional Engineer in the Province of British Columbia, Canada, and is a Canadian citizen by naturalization. Mr. Ainsworth is also senior geologist and mining consultant and principal of Ainsworth Jenkins Holdings Inc. and director of several reporting companies including ESO Uranium Corp. (ESO-TSX.V), BHR Buffalo Head Resources Ltd. (BHR.H.-NEX), Columbia Yukon Explorations Inc. (CYU-TSX.V), Consolidated Venturex Holdings Ltd. (CVA-TSX.V) and Sultan Minerals Inc. (SUL-TSX.V).

John Carlesso (Director): On February 22, 2006, Mr. John Carlesso was appointed as a member of our Board of Directors. Mr. Carlesso is a senior executive with over 15 years of international business and financial markets experience.

Mr. Carlesso is currently president of Apogee Minerals Ltd. (“Apogee”) (APE-TSX.V), a Canadian mining and exploration company developing advanced Silver-Zinc projects in South America. Apogee is focused on projects that offer significant exploration upside with the potential to be rapidly developed into producing assets. Apogee currently has a focus in the historic silver producing regions of Bolivia. Mr. Carlesso held the position of vice president, Corporate Development with Desert Sun Mining Corp., a gold mining and exploration company listed on the Toronto Stock Exchange and the American Stock Exchange. From August 2000 to September 2003, Mr. Carlesso was in Investor Relations and a director of Kasten Chase Applied Resources located in Mississauga, Ontario. Kasten Chase Applied Resources is in the business of data security. Previously, he provided capital markets, corporate finance, and strategic marketing advice to growth-oriented companies, both public and private, across a broad range of sectors. He has also held positions in the Institutional and Private Client divisions at some of Canada's largest investment dealers. Mr. Carlesso holds a Bachelor of Economics degree from the University of Western Ontario.

Milton Datsopoulos (Director): Mr. Datsopoulos joined our Board of Directors on July 1, 2004 and served as Chairman of the Board from April 12, 2005 to May 30, 2006. Mr. Datsopoulos is the founder of and partner in Datsopoulos, MacDonald, and Lind, P.C., a multi-disciplinary law firm located in Missoula, Montana which specializes in business, environmental, and transportation law with a U.S. and international clientele. He has served on and continues to serve as a Genutec board member and director of numerous business organizations including public and private companies, including Montana Rail Link, Leigh Resource Corporation, Montana World Trade Center, Criticare Systems Inc. (AMEX-CMD) and Healthrite Corporation.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, and written representations from certain Reporting Persons that, other than as described below, no other reports were required for those persons, we believe that, during the year ended June 30, 2007, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Benjamin Ainsworth Director And Secretary	None	None	None
Kurt Bordian Chief Financial Officer	None	None	None
John Carlesso Director	One	One	One
Milton Datsopoulos Director	None	None	None
Anthony Harvey Director, Chairman and Chief Executive Officer	None	None	None
Mark Reynolds Former Director and Former Vice- President, Finance	One	One	None
Bryan Wilson Director, President and Treasurer	None	None	None

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B as of our fiscal year ended June 30, 2007:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation ($)	Total ($)
Anthony Harvey, Director, Chairman and CEO(1)	2007	-	-	-	-	-	-	-	-
Kurt Bordian, Chief Financial Officer(2)	2007	$58,830	-	-	-	-	-	-	$58,830
Mark A. Reynolds, Former Director and Former Vice-President, Finance(3)	2007	$120,000	-	-	-	-	-	-	$120,000
Notes:
(1)	Mr. Harvey was appointed as our CEO, Chairman and as a member of our Board of Directors on May 30, 2006.

(2)	Mr. Bordian was appointed as our Chief Financial Officer on May 30, 2006.

(3)

Mr. Reynolds served as our Vice-President, Finance from October 2, 2006 to September 11, 2007. Mr. Reynolds was paid a salary of $120,000 under the terms of the Consultant Agreement dated January 19, 2006 between Mr. Reynolds and the Company.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B as of our fiscal year ended June 30, 2007:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Anthony Harvey Director, Chairman and CEO	500,000	-	-	$0.30	Apr 8, 2010
Kurt Bordian Chief Financial Officer	500,000	-	-	$0.50	Apr 5, 2008
Mark A. Reynolds Former Director and Former Vice- President, Finance	1,200,000	-	-	$0.50	Apr 5, 2011

Director Compensation

The following table sets forth the compensation paid to our directors for the fiscal year ended June 30, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bryan Wilson	-	-	-	-	-	-	-
Benjamin Ainsworth	-	-	-	-	-	-	-
John Carlesso	-	-	-	-	-	-	-
Milton Datsopoulos	-	-	-	-	-	-	-

Employment Agreements

On April 5, 2005, we entered into a consulting agreement with Mr. Harvey, pursuant to which Mr. Harvey agreed to provide us with consulting services in consideration of which we agreed to issue to Mr. Harvey 500,000 options to purchase shares of our common stock at a price of $0.30 per share.

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

On January 19, 2006, we entered into a consulting agreement (the “Consultant Agreement”) with Mr. Reynolds. Pursuant to the terms of the Consultant Agreement, Mr. Reynolds provided us with the following services: (a) assisted with hiring and co-ordination of geological consultants for Canyon Copper; (b) assisted us in establishing materials handling procedures; (c) assisted us in establishing audit and compensation committees and finding appropriate members for its committees; (d) assisted the President in developing and implementing our business plans; (e) assisted us in retaining professional advisors in North America in connection with compliance with our reporting requirements under the Securities Exchange Act of 1934; and (f) general administrative services as directed by us. In consideration of his consultant services, we agreed to pay Mr. Reynolds $10,000 US per month and granted to Mr. Reynolds 1,200,000 incentive stock options.

On September 25, 2007, we entered into a termination agreement with Mr. Reynolds pursuant to which the consulting agreement we entered into with Mr. Reynolds on January 19, 2006 was terminated. In accordance with the terms of the termination agreement, we agreed to pay the remaining amounts owed to Mr. Reynolds upon the earlier of two years from the date of the termination agreement, or our completing financing with minimum net proceeds of $2,000,000. Also, Mr. Reynolds agreed to waive all consulting fees payable to him for the period from July 1, 2007 to September 25, 2007

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 11, 2007 by: (i) each of our directors and nominees, (ii) each of our named executive officers, and (iii) officers and directors as a group. Other than as described below, no person or group is known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock(1)
Directors and Officers
Common Stock	Anthony Harvey Director, Chairman and Chief Executive Officer Ste. 408 – 1199 West Pender Street Vancouver, British Columbia, Canada V6E 2R1	5,643,134 shares Direct(1)(2)	7.7%
Common Stock	John Carlesso Director Suite 815 – 65 Queen St. W. Toronto, Ontario Canada M4S 2E5	2,000,000 shares Direct(1)(3)	2.7%
Common Stock	Milton Datsopoulos Director Suite 201 – 201 West Main Street Missoula, MT 59802	1,000,000 shares Direct(1)(4)	1.4%
Common Stock	Bryan Wilson Director, President and Treasurer 84 Cedarcrest Crescent Richmond Hill, Ontario, Canada L4S 2P4	732,000 shares Direct(1)(5)	1.0%
Common Stock	Kurt Bordian Chief Financial Officer #408 – 1199 West Pender Street Vancouver British Columbia, Canada V6E 2R1	540,000 shares Direct(1)(6)	*
Common Stock	Benjamin Ainsworth Director And Secretary #408 – 1199 West Pender Street Vancouver British Columbia, Canada V6E 2R1	-Nil-	*
Common Stock	All Officers and Directors as a Group (6 persons)	9,915,134 shares Direct	12.9%
5% Stockholders
Common Stock	Anthony Harvey Ste. 408 – 1199 West Pender Street Vancouver, British Columbia, Canada V6E 2R1	5,643,134 shares Direct(1)(2)	7.7%
Common Stock	Clarion Finanz AG Gerbergasse 5 Zurich, Switzerland CH 8023	3,700,000 shares Direct	5.1%
Common Stock	DRS Investments Ltd. 2063 Indian Fort Dr. Surrey, British Columbia, Canada V4A 3L7	8,375,000 shares Direct(1)(7)	11.3%
Common Stock	Mark A. Reynolds Former Director and Former Vice President, Finance Ste. 408 – 1199 West Pender Street Vancouver, British Columbia, Canada V6E 2R1	8,939,998 shares Direct(1)(8)	12.2%

Notes

*	Less than 1%.
(1)	Applicable percentage of ownership is based on 71,981,399 shares of Common Stock outstanding as of September 11, 2007 together with securities exercisable or convertible into shares of Common Stock within 60 days of September 11, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of

Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of September 11, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

The number of shares listed as beneficially owned by Mr. Harvey consists of: (i) 4,160,000 shares of Common Stock owned directly by Mr. Harvey, (ii) options to purchase 500,000 shares of Common Stock exercisable at $0.30 per share owned directly by Mr. Harvey, and (iii) the conversion of $100,000 and CDN$50,000 into 491,567 shares of Common Stock and warrants to purchase 491,567 shares of Common Stock at $0.30 per share.

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

(5)

The number of shares listed as beneficially owned by Mr. Wilson consists of (i) 116,000 shares of Common Stock and warrants to purchase 116,000 shares of Common Stock held by Rocknest Corp, of which Mr. Wilson is the sole shareholder, and (ii) options to purchase 500,000 shares of Common Stock exercisable at $0.50 per share until April 5, 2008.

(6)

The number of shares listed as beneficially owned by Mr. Bordian consists of (i) 20,000 shares of common stock owned directly by Mr. Bordian, (ii) warrants to purchase 20,000 shares of common stock exercisable at $0.50 per share, with each warrant entitling Mr. Bordian to purchase one additional share for a period of two years until February 28, 2008, and (iii) options to purchase 500,000 shares of Common Stock exercisable at $0.50 per share until April 5, 2008.

(7)

The number of shares listed as beneficially owned by DRS Investments Ltd. consists of (i) 6,125,000 shares of Common Stock held directly by DRS Investments Ltd., (ii) warrants to purchase 1,000,000 shares of Common Stock exercisable at $0.30 per share until December 15, 2007, and (iii) warrants to purchase 1,250,000 shares of Common Stock exercisable at $0.50 per share until February 28, 2008.

(8)

The number of shares listed as beneficially owned by Mr. Reynolds consists of: (i) 7,499,998 shares of Common Stock held directly by Mr. Reynolds, (ii) 120,000 shares of Common Stock held by 0741673 B.C. Ltd., a British Columbia company controlled by Mr. Reynolds, (iii) warrants to purchase 120,000 shares of Common Stock exercisable at $0.30 per share until June 29, 2008, and (iv) options to purchase 1,200,000 shares of Common Stock exercisable at $0.50 per share.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change of control.

EQUITY COMPENSATION PLAN INFORMATION

On April 5, 2006, our Board of Directors approved the 2006 Stock Incentive Plan (the "2006 Plan"). At our special meeting of stockholders held on August 3, 2006, our stockholders approved the 2006 Plan. The 2006 Plan became effective on April 5, 2006. The 2006 Plan provides that the option price be the fair market value of the stock at the date of grant as determined by our Board of Directors. Options granted become exercisable and expire as determined by our Board of Directors, see “2006 Stock Incentive Plan,” below.

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

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2007
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	7,200,000	$0.50 per share	3,223,750
Equity Compensation Plans not approved by security holders	1,500,000	$0.30 per share	2,500,000
Total	8,700,000	$0.47 per share	5,723,750

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

All of our employees and members of our Board of Directors are eligible to be granted options. Individuals who have rendered or are expected to render advisory or consulting services to us are also eligible to receive options. The maximum number of shares of our Common Stock with respect to which options or rights may be granted under the 2006 Plan to any participant is 10,423,750 shares with the number of authorized shares under the 2006 Plan increasing on the first day of each quarter beginning with the fiscal quarter commencing April 1, 2006 by the lesser of the following amounts: (1) 15% of the total increase in the number of shares of Common Stock outstanding during the previous fiscal quarter; or (2) a lesser number of shares of Common Stock as may be determined by the Board, subject to certain adjustments to prevent dilution.

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

None of the following persons has any substantial or material interest, directly or indirectly, by way of beneficial ownership of securities or otherwise, in any matter to be acted on at the special meeting except for our current and future directors and executive officers inasmuch as they may be granted stock options or stock awards pursuant to our 2006 Plan:

1.	each person who has been one of our directors or executive officers at any time since the beginning of our last fiscal year;

2.	each nominee for election as one of our directors; or

3.	any affiliate or associate of any of the foregoing persons.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On February 13, 2006, we issued 63,744 shares of our common stock to settle $19,123 owing to our former Chief Financial Officer.

During the year ended June 30, 2006, we paid $20,122 for rent and $41,403 for general and administrative costs to a company controlled by our former President.

On August 16, 2006, we received a loan of CDN$25,000 from Anthony Harvey, our Chief Executive Officer, Chairman and a member of our Board of Directors. The loan is evidenced by an unsecured promissory note. The loan bears an interest rate of 15% per annum and matures on October 30, 2007.

On April 25, 2007 we entered into two loan agreements with Mr. Harvey pursuant to which we received loans of US$100,000 and CDN$50,000. The loans are evidenced by an unsecured convertible promissory note. The loans bear interest at a rate of 15% per annum and mature on March 14, 2008 and April 25, 2008, respectively. Each of the loans is convertible at the option of Mr. Harvey at any time prior to maturity into units of Canyon at a price of $0.30 per unit, with each unit consisting of one share of our common stock and one share purchase warrant. Each warrant will entitle Mr. Harvey to purchase an additional share of our common stock at a price of $0.35 per share for a period of two years from the date of issuance of the units

On June 29, 2007, we issued 21,200 shares of our common stock to settle $5,300 owing to our former Chief Financial Officer. As at June 30, 2007, we were indebted to the former Chief Financial Officer of the Company for $Nil (June 30, 2006 - $4,970).

During the year ended June 30, 2006, we paid consulting fees of $24,450 (2006 - $10,130) to Bryan Wilson, our President and a member of our board of directors.

As at June 30, 2007, we were indebted to the former Vice President of the Company for $14,980 (June 30, 2006 – $2,294). The amount due is non-interest bearing, unsecured and due on demand.

As at June 30, 2007, we were indebted to our former President Mr. Jardine and a company controlled by Mr. Jardine in the amount of $Nil (June 30, 2006 - $1,828).

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For the purpose of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered independent if he or she is an executive officer or employee of the corporation. Our board of directors have determined that John Carlesso and Milton Datsopoulos are independent directors as defined under NASDAQ Rule 4200(a)(15). During the fiscal year ended June 2007, Mr. Carlesso and Mr. Datsopoulos served on the audit committee and the disclosure committee.

ITEM 13.	EXHIBITS.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation.(15)
3.2	Bylaws.(1)
4.1	Specimen Stock Certificate.(15)
10.1	2004 Nonqualified Stock Option Plan.(4)
10.2	2006 Stock Incentive Plan dated April 5, 2006.(11)
10.3	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between the Company and Langley Park Investments PLC.(5)
10.4	Debenture Purchase Agreement dated November 19, 2004 between the Company and Glenkirk International.(7)
10.5	Convertible, Callable, Subordinated Debenture dated November 19, 2004 between the Company and Glenkirk International.(7)
10.6	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(3)

Exhibit
Number	Description of Exhibit
10.7	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(6)
10.8	Consulting Agreement dated April 5, 2005 between the Company and Anthony Harvey.(8)
10.9	Consulting Agreement dated August 5, 2005 between the Company and Chris Broili.(12)
10.10	Consulting Agreement dated August 10, 2005 between the Company and Mel Klohn.(12)
10.11	Consulting Agreement dated August 22, 2005 between the Company and Carlo Civelli.(12)
10.12	Consulting Agreement dated September 20, 2005 between the Company and Richard Dixon.(9)
10.13	Consulting Agreement dated September 20, 2005 between the Company and Richard Kehmeier.(9)
10.14	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(10)
10.15	Consulting Agreement dated January 19, 2006 between the Company and Mark A. Reynolds.(9)
10.16	Consulting Agreement dated February 1, 2006 between the Company and Linda Erdman.(9)
10.17	Consulting Agreement dated February 1, 2006 between the Company and Geoffrey Goodall.(9)
10.18	Consulting Agreement dated February 1, 2006 between the Company and Robert Young.(12)
10.19	Debt Settlement Agreement dated November 8, 2005 between the Company and Cameron Reynolds.(12)
10.20	Mineral Processing Research Agreement dated March 22, 2006 among the Company, Nevada Sunrise, LLC and INTOR Resources Corporation.(12)
10.21	Loan Agreement dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(13)
10.22	Loan Agreement dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(13)
10.23	Convertible Promissory Note dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(13)
10.24	Convertible Promissory Note dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(13)
10.25	Promissory Note dated August 16, 2006 between the Company and Susan Hand.(14)
10.26	Promissory Note dated August 16, 2006 between the Company and Walter Kondrosky.(14)
10.27	Promissory Note dated August 16, 2006 between the Company and Anthony Harvey.(14)
10.28	Promissory Note dated August 16, 2006 between the Company and Kathy Huettl.(14)
10.29	Promissory Note dated August 16, 2006 between the Company and Bob Gibb.(14)
10.30	Promissory Note dated November 7, 2006 between the Company and Kathy Huettl.(16)
10.31	Promissory Note dated November 7, 2006 between the Company and Terry Fields.(16)
10.32	First Amendment Loan Agreement dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(17)
10.33	First Amendment to Loan Agreement dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(17)
10.35	Convertible Promissory Note dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(17)
10.36	Convertible Promissory Note dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(17)
10.37	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(18)

Exhibit
Number	Description of Exhibit
10.38	Service Agreement dated February 1, 2007 between the Company and Geoffrey Goodall.
10.39	Sponsorship Agreement dated March 29, 2007 between the Company and Union Securities Ltd.
10.40	Engagement Letter dated March 29, 2007 between the Company and Union Securities Ltd.
10.41	Second Amendment to Loan Agreement dated April 12, 2007 between the Company and Aton Ventures Fund Ltd.
10.42	Second Amendment to Loan Agreement dated April 11, 2007 between the Company and Asset Protection Fund Ltd.
10.43	Loan Agreement dated April 25, 2007 between the Company and Aton Select Fund Limited.
10.44	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.
10.45	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.
10.46	Promissory Note dated April 25, 2007 between the Company and Aton Select Fund Limited.
10.47	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.
10.48	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.
10.49	Termination Agreement dated September 25, 2007 between the Company and Mark Reynolds.
14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit committee Charter.(2)
99.2	Disclosure Committee Charter.(2)

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 26, 2000.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on June 17, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 22, 2005.
(8)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 23, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 22, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 15, 2006.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 7, 2006.

(15)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(16)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 20, 2006.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2006.
(18)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2007 and June 30, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2007	Year Ended June 30, 2006
Audit Fees	$40,652	$33,300
Audit Related Fees	$700	-
Tax Fees	-	$5,200
All Other Fees	-	-
Total	$41,352	$38,500

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by our independent auditors during the fiscal year. Non-audit services that are prohibited to be provided by our independent auditors may not be pre-approved. In addition, prior to the granting of any pre-approval, our Audit Committee must be satisfied that the performance of the services in question will not compromise the independence of the independent auditors.

No services related to Audit-Related Fees, Tax Fees or All Other Fees described above were approved by the Audit Committee pursuant to the waiver of pre-approval provisions set forth in the applicable rules of the SEC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANYON COPPER CORP.

By:	/s/ Anthony Harvey
ANTHONY HARVEY
Chairman and Chief Executive Officer
Director
(Principal Executive Officer)
Date: September 28, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chairman, Chief Executive Officer and	September 28, 2007
/s/ Anthony Harvey	Director
ANTHONY HARVEY	(Principal Executive Officer)

/s/ Bryan Wilson	President, Treasurer and Director	September 28, 2007
BRYAN WILSON

Chief Financial Officer
/s/ Kurt Bordian	(Principal Financial Officer)	September 28, 2007
KURT BORDIAN

/s/ John Carlesso	Director	September 28, 2007
JOHN CARLESSO

/s/ Milton Datsopoulos	Director	September 28, 2007
MILTON DATSOPOULOS