Form 10QSB
period 2007-09-30
CANYON COPPER CORP.
filed 2007-11-14
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

[   ] Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to ________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 5, 2007, the Registrant had 71,981,399 shares of common stock, par value of $0.00001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ending June 30, 2008.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Canyon” mean Canyon Copper Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Canyon Copper Corp.
(An Exploration Stage Company)

September 30, 2007

Canyon Copper Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	September 30,	June 30,
	2007	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	168,685	34,401
Prepaid expenses and deposits	12,045	15,923
Total Assets	180,730	50,324
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 5)	305,131	222,153
Accrued liabilities (Note 4)	109,985	64,829
Due to related parties (Note 5)	25,400	108,957
Convertible debt, less unaccreted discount of $41,567 and
$63,958, respectively (Note 6)	728,638	703,061
Derivative liability	14,562	41,201
Total Current Liabilities	1,183,716	1,140,201
Contingencies (Notes 1 and 10)

Stockholders’ Deficit
Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 500,000 shares	5	5
Common Stock
Authorized: 500,000,000 shares, par value $0.00001
Issued and outstanding: 71,981,399 shares
(June 30, 2007 - 70,781,399 shares)	720	708
Additional Paid-in Capital	15,069,366	14,769,378
Deficit Accumulated During the Exploration Stage	(16,073,077)	(15,859,968)
Total Stockholders’ Deficit	(1,002,986)	(1,089,877)
Total Liabilities and Stockholders’ Deficit	180,730	50,324

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from
	January 21, 2000	For the
	(Date of Inception)	Three Months Ended
	to September 30,	September 30,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

Depreciation	5,540	–	1,363
Foreign exchange loss (gain)	(5,797)	12,567	4,008
General and administrative (Note 5)	7,549,529	79,014	230,897
Impairment of mineral property costs	2,759,130	–	–
Impairment of property and equipment	10,811	–	–
Mineral exploration costs	4,289,391	209,071	358,262

Total Operating Expenses	14,608,604	300,652	594,530

Operating Loss	(14,608,604)	(300,652)	(594,530)

Other Income (Expense)

Accretion of discounts on convertible debt	(438,206)	(22,390)	(36,538)
Gain on change in fair values of beneficial
conversion features	30,280	26,639	–
Interest expense	(167,620)	(21,112)	(20,359)
Loss on sale of investment securities	(411,430)	–	–
Loss on settlement of debt	(2,871)	–	–
Recovery of loss (Impairment loss) on
investment securities	(474,626)	104,406	(17,117)

Total Other Income (Expense)	(1,464,473)	87,543	(74,014)

Net Loss	(16,073,077)	(213,109)	(668,544)

Net Loss Per Share – Basic and Diluted		–	(0.01)

Weighted Average Shares Outstanding		71,394,000	65,715,000

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the
	Three Months Ended
	September 30,
	2007	2006
	$	$
Operating Activities

Net loss	(213,109)	(668,544)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discounts on convertible debentures	22,390	36,538
Depreciation	–	1,363
Fair value of shares issued for mineral property lease	–	7,950
Financing costs	–	8,394
Foreign exchange translation loss on debt	3,187	4,268
Gain on change in fair values of beneficial conversion features	(26,639)	–
Impairment loss on investment securities	–	12,849

Changes in operating assets and liabilities:

Prepaid expenses and deposits	3,878	3,037
Accounts payable and accrued liabilities	128,134	73,209
Due to related parties	(83,557)	92,201

Net Cash Used in Operating Activities	(165,716)	(428,735)

Financing Activities

Proceeds from issuance of convertible debentures	–	500,000
Proceeds from issuance of promissory notes	–	187,661
Financing costs	–	(14,024)
Issuance of common stock	300,000	–

Net Cash Provided by Financing Activities	300,000	673,637

Increase in Cash	134,284	244,902

Cash – Beginning of Period	34,401	139,750

Cash – End of Period	168,685	384,652

Non-cash Investing and Financing Activities:

Common stock issued for mineral property lease	–	7,950

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. As at September 30, 2007, the Company has a working capital deficit of $1,002,986 and has accumulated losses of $16,073,077 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan for the next twelve months is to continue initial exploration activities on the New York Canyon Project in Nevada. The agreements pursuant to which the Company acquired its interests in the New York Canyon Project provide for a series of cash payments, the issue of certain shares over certain time periods, and the expenditure of certain minimum amounts on the exploration of the properties or contribute its share of ongoing expenditures. If the Company fails to make such payments or expenditures in a timely fashion it may lose its interest in those properties. As at September 30, 2007, the Company had cash of $168,685 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $2,875,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than- temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary. During the year ended June 30, 2007, there was an other-than-temporary decline in the fair value of the Company’s sole investment security and the Company realized a loss of $224,053. During the three month period ended September 30, 2007, the Company received proceeds of $104,406 from the dissolution of the investment security.

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

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, due to related parties, loan payable and convertible debt were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments, except for investment securities. The fair value of investment securities is based on quoted market values. The Company is not exposed to significant interest rate, currency exchange rate or credit risk arising from these financial instruments.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2007 and 2006, the Company’s had no items that represent comprehensive income.

	m)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totalled 18,935,803 as at September 30, 2007 (15,875,000 as at September 30, 2006).

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Stock-based Compensation

The Company records stock based compensation in accordance with SFAS 123(R), “Share-Based Payments,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

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

	o)	Recently Issued Accounting Pronouncements

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

	p)	Recently Adopted Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on Company's reported financial position or results of operations.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	p)	Recently Adopted Accounting Pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on Company's reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on Company's reported financial position or results of operations.

3.	Mineral Properties

a)

The Company owns a 100% interest, subject to a 2% net smelter royalty, in the New York Canyon Copper Project located in Mineral County, Nevada. The Company acquired its interest by making cash payments of $460,000, issuing 2,000,000 shares at a fair value of $1,495,000, and incurring expenditures of $2,000,000 in exploration expenditures.

b)

On July 21, 2004, the Company entered into a fifteen-year renewable lease agreement, which gives the Company the right of exploration and production of minerals in eighteen mineral claims owned by the lessor. The mineral claims are located within the area of the Company’s New York Canyon Copper Project. Under the terms of the agreement, the Company must make cash payments of $25,000 on execution of the agreement (paid). On the first anniversary of the execution of the agreement, the Company must make payments to the lessor of $1,000 per month, $2,000 per month after the second anniversary and $3,000 per month after the third anniversary for as long as the lease is in effect. In addition, at six and twenty-four months after the execution of the agreement the Company will give the lessor, respectively, 10,000 shares (issued at a fair value of $3,500 in fiscal 2005) and 15,000 shares (issued at a fair value of $7,950 in fiscal 2007) of the Company’s common stock. This agreement is subject to a Net Smelter Interest payable to two parties (1.75% Net Smelter Royalty (“NSR”) + 0.5% NSR). The 1.75% is terminated upon payments of $2,000,000; then the second party will retain 1.5% NSR which will revert to 0.5% after an additional $2,000,000 is paid.

4.	Accrued Liabilities

	September 30,	June 30,
	2007	2007
	$	$

Interest accrued on debt	71,069	48,980
Professional fees and other accruals	38,916	15,849

	109,985	64,829

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

5.	Related Party Transactions

a)

As at September 30, 2007, $70,190 is owed to the former Vice President of Finance of the Company and is included in accounts payable. As at June 30, 2007, this amount was included in due to related parties. The amount due is non-interest bearing, unsecured and due on demand.

b)

As at September 30, 2007, the Company was indebted to the Chief Financial Officer of the Company for $297 (June 30, 2007 - $278) of general and administrative expenses. The amounts due are non-interest bearing, unsecured and due on demand.

c)

During the three months ended September 30, 2007, the Company incurred consulting fees of $nil (2006 - $17,490), $nil (2006 - $30,000) and $17,490 (2006 - $16,465) to the Chief Financial Officer, Vice President of the Company, and the President of the Company, respectively.

d)

As at September 30, 2007, $14,980 is owed to the former Vice President of the Company and is included in accounts payable. As at June 30, 2007, this amount was included in due to related parties. The amount due is non-interest bearing, unsecured and due on demand.

e)

As at September 30, 2007, the Company was indebted to the Chief Executive Officer of the Company for $23,103 (Cdn$25,000) (June 30, 2007 - $23,509) which bears interest at 15% per annum, is unsecured and due on demand. Refer to Note 8(a) for convertible debt owing the Chief Executive Officer of the Company.

6.	Convertible Debt

a)

On March 14, 2007, the Chief Executive Officer of the Company advanced $100,000 to the Company. On April 25, 2007, the Chief Executive Officer loaned the Company a further $50,205 (Cdn$50,000). This loan bears interest at a rate of 15% per annum, is unsecured and due on demand. On April 25, 2007, the Company secured these loans by issuing convertible notes. The notes are due on March 14, 2008 and April 25, 2008, respectively, and are convertible at $0.30 per unit with each unit to consist of one common share and one share purchase warrant exercisable at $0.35 per common share for a period of two years. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, (“EITF 98-5”) the Company recognized the intrinsic value of the embedded beneficial conversion feature of $43,707 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible loans. During the three months ended September 30, 2007, the Company recorded accretion of $12,342, increasing the carrying value of the convertible loans to $127,424. The carrying value of the convertible loans will be accreted to the face value of $150,205 to maturity.

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

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

6.	Convertible Debt (continued)

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

On September 30, 2007, the Company recognized a gain on the change in the fair values of the conversion features of $26,639 and decreased the derivative liability to $14,562. To June 30, 2007, the Company recorded accretion of the discount of $71,766 increasing the carrying value of the convertible loans to $500,000. The outstanding amounts under the loans may be repaid, in whole or in part, at any time at the option of Company without penalty. For as long as the loans remain outstanding the Company has agreed not to mortgage, pledge or otherwise encumber its interest in its minerals claims in the State of Nevada without the consent of its lenders. Proceeds of the loans are to be used for working capital purposes to fund the Company’s continued operations.

c)

On March 20, 2007, the Company received a loan of $120,000 from Aton Select Fund Limited. The loan bears interest at a rate of 15% per annum, was unsecured and due on demand. On April 25, 2007, the Company secured this loan by issuing a convertible note. The note is due on March 20, 2008 and is convertible at $0.30 per unit with each unit to consist of one common share and one share purchase warrant exercisable at $0.40 per common shares for a period of two years. In accordance with EITF 98-5, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $36,041 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible loans. During the three months ended September 30, 2007, the Company recorded accretion of the discount of $10,048, increasing the carrying value of the convertible loan to $101,214. The carrying value of the convertible loan will be accreted to the face value of $120,000 to maturity.

7.	Common Stock

On August 15, 2007, the Company issued 1,200,000 units for proceeds of $300,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at a price of $0.30 per common share for a period of two years from the date of issuance.

8.	Stock Options

On April 5, 2006, the Company established a 2006 Stock Incentive Plan (the “2006 Plan”) to issue up to a maximum of 10,000,000 shares of common stock. The maximum aggregate number of shares of common stock that may be optioned and sold under the 2006 Plan will be increased effective the first day of each of the Company’s fiscal quarters commencing April 1, 2006, by an amount equal the lesser of (i) 15% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter, or (ii) a lesser number of shares of common stock as determined by the board of directors. The exercise price for consultants cannot be less than 75% of the fair market value of the common stock on the grant date. The exercise price for all others can not be less than 100% of the fair market value of the common stock on the grant date for incentive stock options and can not be less than 75% of the fair market value of the common stock on the grant date for non-qualified stock options. The Plan Administrator shall establish the option term or, if not so established, shall be ten years from the grant date. As at September 30, 2007, the Company had 2,423,750 stock options available for granting pursuant to the 2006 Plan.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

8.	Stock Options (continued)

The Company’s 2004 Non-qualified Stock Option Plan (the “2004 Plan”) is intended to provide incentives to employees, directors and consultants by providing them with opportunities to purchase shares of our common stock. The 2004 Plan is effective as of June 17, 2004 and all stock options granted under the 2004 Plan must be granted within ten years from the date the 2004 Plan was adopted. The Company originally registered the 2004 Plan on June 17, 2004 pursuant to a registration statement on Form S-8. Effective April 6, 2005, the Company amended the 2004 Plan and increased the total of common shares reserved for issuance under the 2004 Plan from one million to a total of four million common shares. The Board of Directors is authorized to administer the 2004 Plan. In doing so, the Board of Directors may: (i) designate optionees; (ii) determine the terms and provisions of respective option agreements (which need not be identical) including, but not limited to, the number of shares to be covered by each option, provisions concerning the time or times when and the extent to which the options may be exercised, and the nature and duration of restrictions as to transferability or restrictions constituting substantial risk of forfeiture; (iii) accelerate the right of an optionee to exercise, in whole or in part, any previously granted option; (iv) interpret the provisions and supervise the administration of the 2004 Plan; (v) determine the fair market value of shares issuable under the 2004 Plan; (vi) designate the type of options to be granted to an optionee; and (vii) determine any other matter which is necessary or desirable for, or incidental to, the administration of the 2004 Plan. As at September 30, 2007, the Company had 2,500,000 stock options available for granting pursuant to the 2004 Plan.

A summary of the Company’s stock option activity is as follows:

		Weighted Average	Aggregate
	Number of	Exercise Price	Intrinsic Value
	Options	$	$
Outstanding, June 30, 2006	11,400,000	0.45
Exercised	(200,000)	0.50
Forfeited	(2,500,000)	0.38
Outstanding, June 30, and September 30, 2007	8,700,000	0.47	–
Exercisable, June 30, and September 30, 2007	8,700,000	0.47	–

As at September 30, 2007, the weighted average remaining contractual life of the outstanding stock options is 2.22 years.

As at September 30, 2007 and June 30, 2006, the Company had no unvested options outstanding.

9.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$

Balance, June 30, 2007	9,035,803	0.40

Issued	1,200,000	0.30

Balance, September 30, 2007	10,235,803	0.39

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

9.	Share Purchase Warrants

As at September 30, 2007, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date

1,160,000	0.30	December 15, 2007
4,475,000	0.50	February 28, 2008
1,000,000	0.30	January 12, 2008
2,234,136	0.30	June 29, 2008
166,667	0.40	August 28, 2008
1,200,000	0.30	August 15, 2009

10,235,803

10.	Contingency

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

Recent Corporate Developments

We experienced the following significant corporate developments during our quarter ended September 30, 2007:

1.

On November 7, 2007, Bryan Wilson resigned as our President and Treasurer. Mr. Wilson will continue to act as a member of our Board of Directors. Mr. Wilson’s resignation was not due to any disagreements relating to our operations, policies or practices.

Replacing Mr. Wilson as our President is Benjamin Ainsworth. Mr. Ainsworth has been our Secretary and a member of our Board of Directors since May 30, 2006. Mr. Ainsworth is a senior geologist and mining consultant who has been involved in the mining industry for over thirty-five years. Replacing Mr. Wilson as our Treasurer is Kurt Bordian. Mr. Bordian has been our Chief Financial Officer since January 6, 2006.

2.

On September 25, 2007, we entered into a termination agreement (the “Termination Agreement”) with Mark Reynolds, pursuant to which our consulting agreement dated January 19, 2006 was terminated. In accordance with the terms of the Termination Agreement, we agreed to pay Mr. Reynolds all unpaid consulting fees upon the earlier of: (i) two years from the date of the termination agreement, or (ii) our completing financing with minimum net proceeds of $2,000,000. Also, Mr. Reynolds agreed to waive all consulting fees payable to him for the period from July 1, 2007 to September 25, 2007.

3.

On September 11, 2007, Mark Reynolds resigned as our Vice President, Finance and as a member of our Board of Directors. Mr. Reynolds resigned for personal reasons. Mr. Reynolds resignation was not due to any disagreements relating to our operations, policies or practices.

4.

On August 1, 2007, we approved a private placement offering of up to 2,000,000 units at a price of $0.25 US per unit to investors pursuant to Regulation S of the Securities Act of 1933 (the “Securities Act”). Each unit consists of one share of our common stock and one share purchase warrant entitling the holder to purchase an additional share of our common stock at a price of $0.30 for a period of two years from the date of issuance. On August 15, 2007, we issued 1,200,000 units at a price of $0.25 US per unit, representing a portion of this offering, to one subscriber pursuant to Regulation S of the Securities Act. All units were issued pursuant to the exemption from registration contained in Regulation S promulgated under the Securities Act on the basis of representations made by the subscribers that the subscriber was not a “U.S. person” as that term is defined under Regulation S. Proceeds of the offering were used for working capital purposes and to fund our mineral claim expenditures. There is no assurance that we will sell any further units pursuant to this offering.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended September 30, 2007 and changes in our financial condition from June 30, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended June 30, 2007.

Our plan of operation for the next twelve months is to continue our initial exploration activities of the New York Canyon Project in Nevada.

Our estimated expenses for the next twelve months are as follows:

ITEM AND ACTIVITY	12 Month Total
Budget
LAND STATUS
2007 - 2008 unpatented claim maintenance fees	$175,000
Monthly Payments – Patented Claims	45,000
PERMITTING
Road and drill site work	50,000
Archeological and biological surveys	20,000
Water quality monitoring	20,000
Drill Permitting & Bonding	100,000
Reclamation	20,000
DRILL PROGRAM

ITEM AND ACTIVITY	12 Month Total
Budget
(includes assays & supervision)
Compile data for engineering evaluation	60,000
Drilling Reverse Circular	900,000
Drilling Core	600,000
METALLURGICAL PROGRAM
Investigation into acid costs, sites, transport, etc.	-
Preliminary metallurgical work	105,000
Preliminary alternative leach studies	150,000
ENGINEERING & REPORTING
Engineering Reports	20,000
Modeling, Scoping study	50,000
GEOPHYSICAL SURVEYS
Induced polarization	70,000
Airborne radiometric survey	65,000
GEOLOGICAL MAPPING AND INVESTIGATIONS
Mapping and sampling	50,000
Contingency 10%	250,000
Management fee 5%	125,000
TOTAL	$2,875,000

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net loss of $213,109 for the three months ended September 30, 2007 and have an accumulated deficit of $16,073,077 since inception. As at September 30, 2007, we had cash of $168,685 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $2,875,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

We have not earned revenues since inception. We are currently seeking out additional sources of financing. However, there is no assurance that we will be able to achieve sufficient financing required to proceed with our plan of operation. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate that we will continue to rely on the sale of our common stock or loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders. See “Future Financings,” below.

RESULTS OF OPERATIONS

First Quarter Summary
	Three Months Ended
	September 30		Percentage
	2007	2006	Increase / (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(300,652)	(594,530)	(49.4)%
Other Income (Expenses)	87,543	(74,014)	218.3%
Net Loss	$(213,109)	$(668,544)	(68.1)%

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

Expenses

We incurred the following expenses during the three month period ended September 30, 2007:

	Three Months Ended
	September 30		Percentage
	2007	2006	Increase / (Decrease)
Operating Expenses:
Depreciation	$-	$1,363	(100)%
Foreign exchange loss (gain)	12,567	4,008	213.5%
General and administrative	79,014	230,897	(65.8)%
Mineral exploration costs	209,071	358,262	(41.6)%
Other Expenses (Income):
Accretion of discounts on convertible debt	22,390	36,538	(38.7)%
Gain on change in fair value of beneficial	(26,639)	-	n/a
conversion features
Interest expenses	21,112	20,359	3.7%
Recovery of loss (Impairment loss) on investment	(104,406)	17,117	(710)%
securities
Total Expenses	$213,109	$668,544	(68.1)%

We incurred operating expenses in the amount of $300,652 for the three months ended September 30, 2007 as compared to $594,530 for the three months ended September 30, 2006. The decrease in operating expenditures for 2007 as compared with 2006 is primarily attributable to decreased costs associated mineral exploration costs and decreased general and administrative expenditures. We anticipate that the expenses will increase over the next twelve months due to our ongoing planned exploration activities on the New York Canyon Project.

During the three months ended September 30, 2007, we received proceeds of $104,406 from the dissolution of our investment security.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At September 30, 2007	At June 30, 2007	Increase / (Decrease)
Current Assets	$180,730	$50,324	259.1%
Current Liabilities	(1,183,176)	(1,140,201)	3.8%
Working Capital (Deficit)	$(1,002,986)	$(1,089,877)	(8.0%)

Cash Flows
	Three Months Ended	Three Months Ended
	September 30, 2007	September 30, 2006
Cash Used in Operating Activities	$(165,716)	$(428,735)
Cash Used in Investing Activities	-	-
Cash Provided by Financing Activities	300,000	673,637
Net Increase (decrease) in Cash During Period	$134,284	$244,902

As at September 30, 2007, we had cash on hand of $168,685 and a working capital deficit of $1,002,986. During the quarter ended September 30, 2007, our sole source of financing was from the sale of 1,200,000 units of the Company for total proceeds of $300,000. As a result, our working capital deficit decreased from $1,089,877, as at June 30, 2007, to $1,002,986, as at September 30, 2007.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net loss of $213,109 for the three months ended September 30, 2007 and have an accumulated deficit of $16,073,077 since inception. As at September 30, 2007 we had cash of $168,685 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $2,875,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures. There is no assurance that we will be able to obtain additional financing in the future.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the interim financial statements included in this Quarterly Report.

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

Stock-based Compensation

We record stock based compensation in accordance with SFAS 123(R), “Share-Based Payments,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). We applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by our stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

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

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which will require us to obtain additional financing. We recorded a net loss of $213,109 for the three months ended September 30, 2007 and have an accumulated deficit of $16,073,077 since inception. As at September 30, 2007 we had cash of $168,685 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $2,875,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

Other than as previously disclosed in our Annual Report for the fiscal year ended June 30, 2007 and our Quarterly Reports for the fiscal year ending June 30, 2007, we are not party to any legal proceedings.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference.

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation.(15)

3.2	Bylaws.(1)

4.1	Specimen Stock Certificate.(15)

10.1	2004 Nonqualified Stock Option Plan.(4)

10.2	2006 Stock Incentive Plan dated April 5, 2006.(11)

10.3	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between the Company and Langley Park Investments PLC.(5)

10.4	Debenture Purchase Agreement dated November 19, 2004 between the Company and Glenkirk International.(7)

10.5	Convertible, Callable, Subordinated Debenture dated November 19, 2004 between the Company and Glenkirk International.(7)

10.6	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(3)

10.7	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(6)

Exhibit
Number	Description of Exhibit

10.8	Consulting Agreement dated April 5, 2005 between the Company and Anthony Harvey.(8)

10.9	Consulting Agreement dated August 5, 2005 between the Company and Chris Broili.(12)

10.10	Consulting Agreement dated August 10, 2005 between the Company and Mel Klohn.(12)

10.11	Consulting Agreement dated August 22, 2005 between the Company and Carlo Civelli.(12)

10.12	Consulting Agreement dated September 20, 2005 between the Company and Richard Dixon.(9)

10.13	Consulting Agreement dated September 20, 2005 between the Company and Richard Kehmeier.(9)

10.14	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(10)

10.15	Consulting Agreement dated January 19, 2006 between the Company and Mark A. Reynolds.(9)

10.16	Consulting Agreement dated February 1, 2006 between the Company and Linda Erdman.(9)

10.17	Consulting Agreement dated February 1, 2006 between the Company and Geoffrey Goodall.(9)

10.18	Consulting Agreement dated February 1, 2006 between the Company and Robert Young.(12)

10.19	Debt Settlement Agreement dated November 8, 2005 between the Company and Cameron Reynolds.(12)

10.20	Mineral Processing Research Agreement dated March 22, 2006 among the Company, Nevada Sunrise, LLC and INTOR Resources Corporation.(12)

10.21	Loan Agreement dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(13)

10.22	Loan Agreement dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(13)

10.23	Convertible Promissory Note dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(13)

10.24	Convertible Promissory Note dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(13)

10.25	Promissory Note dated August 16, 2006 between the Company and Susan Hand.(14)

10.26	Promissory Note dated August 16, 2006 between the Company and Walter Kondrosky.(14)

10.27	Promissory Note dated August 16, 2006 between the Company and Anthony Harvey.(14)

10.28	Promissory Note dated August 16, 2006 between the Company and Kathy Huettl.(14)

10.29	Promissory Note dated August 16, 2006 between the Company and Bob Gibb.(14)

10.30	Promissory Note dated November 7, 2006 between the Company and Kathy Huettl.(16)

10.31	Promissory Note dated November 7, 2006 between the Company and Terry Fields.(16)

10.32	First Amendment Loan Agreement dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(17)

10.33	First Amendment to Loan Agreement dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(17)

10.35	Convertible Promissory Note dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(17)

10.36	Convertible Promissory Note dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(17)

10.37	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(18)

Exhibit
Number	Description of Exhibit

10.38	Service Agreement dated February 1, 2007 between the Company and Geoffrey Goodall.(19)

10.39	Sponsorship Agreement dated March 29, 2007 between the Company and Union Securities Ltd.(19)

10.40	Engagement Letter dated March 29, 2007 between the Company and Union Securities Ltd.(19)

10.41	Second Amendment to Loan Agreement dated April 12, 2007 between the Company and Aton Ventures Fund Ltd.(19)

10.42	Second Amendment to Loan Agreement dated April 11, 2007 between the Company and Asset Protection Fund Ltd.(19)

10.43	Loan Agreement dated April 25, 2007 between the Company and Aton Select Fund Limited.(19)

10.44	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.(19)

10.45	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(19)

10.46	Promissory Note dated April 25, 2007 between the Company and Aton Select Fund Limited.(19)

10.47	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.(19)

10.48	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(19)

10.49	Termination Agreement dated September 25, 2007 between the Company and Mark Reynolds.(20)

14.1	Code of Ethics.(2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(2)

99.2	Disclosure Committee Charter.(2)

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 26, 2000.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on June 17, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 22, 2005.
(8)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 23, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.

(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 22, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 15, 2006.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 7, 2006.
(15)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(16)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 20, 2006.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2006.
(18)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.
(19)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 21, 2007.
(20)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 28, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANYON COPPER CORP.

Dated:	November 14, 2007	By:	/s/ Anthony R. Harvey

ANTHONY R. HARVEY
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 14, 2007	By:	/s/ Kurt Bordian

KURT BORDIAN
Chief Financial Officer
(Principal Accounting Officer and Principal Financial
Officer)