Form 10QSB
period 2007-12-31
CANYON COPPER CORP.
filed 2008-02-19
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act
For the transition period from ________to ________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 13, 2008, the Registrant had 71,981,399 shares of common stock, par value of $0.00001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Article 8 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the year ending June 30, 2008.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Canyon” mean Canyon Copper Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Canyon Copper Corp.
(An Exploration Stage Company)

December 31, 2007

Canyon Copper Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	December 31,	June 30,
	2007	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	58,459	34,401
Prepaid expenses and deposits	11,269	15,923
Total Assets	69,728	50,324
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 5)	315,714	222,153
Accrued liabilities (Note 4)	101,097	64,829
Due to related parties (Note 5)	27,954	108,957
Convertible debt, less unaccreted discount of $132,545 and
$63,958, respectively (Note 6)	638,057	703,061
Derivative liabilities (Note 6)	136,179	41,201
Total Current Liabilities	1,219,001	1,140,201
Contingencies (Notes 1 and 10)

Stockholders’ Deficit
Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 500,000 shares	5	5
Common Stock
Authorized: 500,000,000 shares, par value $0.00001
Issued and outstanding: 71,981,399 shares
(June 30, 2007 - 70,781,399 shares)	720	708
Additional Paid-in Capital	15,588,399	14,769,378
Deficit Accumulated During the Exploration Stage	(16,738,397)	(15,859,968)
Total Stockholders’ Deficit	(1,149,273)	(1,089,877)
Total Liabilities and Stockholders’ Deficit	69,728	50,324

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from
	January 21, 2000	For the		For the
	(Date of Inception)	Three Months Ended		Six Months Ended
	to December 31,	December 31,		December 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Depreciation	5,540	–	1,362	–	2,725
Foreign exchange loss (gain)	(7,529)	(1,732)	(12,248)	10,835	(8,240)
General and administrative (Note 5)	8,138,907	589,378	145,885	668,395	376,782
Impairment of mineral property costs	2,759,130	–	–	–	7,950
Impairment of property and equipment	10,811	–	–	–	–
Mineral exploration costs	4,315,130	25,739	113,737	234,807	464,049

Total Operating Expenses	15,221,989	613,385	248,736	914,037	843,266

Operating Loss	(15,221,989)	(613,385)	(248,736)	(914,037)	(843,266)

Other Income (Expense)

Accretion of discounts on convertible debt	(469,736)	(31,530)	(129,613)	(53,920)	(166,151)
Gain on change in fair values of beneficial
conversion features	31,165	885	10,404	27,524	10,404
Interest expense	(188,910)	(21,290)	(40,548)	(42,402)	(60,907)
Loss on sale of investment securities	(411,430)	–	–	–	–
Loss on settlement of debt	(2,871)	–	–	–	–
Recovery of loss (impairment loss) on
investment securities	(474,626)	–	–	104,406	(17,117)

Total Other Income (Expense)	(1,516,408)	(51,935)	(159,757)	35,608	(233,771)

Net Loss	(16,738,397)	(665,320)	(408,493)	(878,429)	(1,077,037)
Other Comprehensive Loss
Unrealized gain on investment securities	–	–	89,963	–	89,963
Comprehensive Loss	(16,738,397)	(665,320)	(318,530)	(878,429)	(987,074)

Net Loss Per Share – Basic and Diluted		(0.01)	–	(0.01)	(0.01)

Weighted Average Shares Outstanding		71,981,000	65,932,000	71,688,000	65,825,000

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the
	Six Months Ended
	December 31,
	2007	2006
	$	$
Operating Activities

Net loss	(878,429)	(1,077,037)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discounts on convertible debt	53,920	166,151
Depreciation	–	2,725
Financing costs	–	24,534
Foreign exchange translation loss on debt	5,375	(5,287)
Gain on change in fair values of beneficial conversion features	(27,524)	(10,404)
Stock-based compensation	519,033	–
Impairment loss on investment securities	–	17,117
Impairment of mineral property costs	–	7,950
Gain on sale of investment securities	(104,406)	–

Changes in operating assets and liabilities:

Prepaid expenses and deposits	4,654	12,362
Accounts payable and accrued liabilities	44,655	(146,268)
Due to related parties	2,374	111,334

Net Cash Used in Operating Activities	(380,348)	(896,823)

Investing Activities

Proceeds received on sale of investment securities	104,406	–
Net Cash Used in Investing Activities	104,406	–

Financing Activities

Proceeds from issuance of convertible debentures	–	500,000
Proceeds from issuance of promissory notes	–	251,966
Repayment of promissory note	–	(67,342)
Financing costs	–	(27,475)
Common stock subscribed	–	50,000
Issuance of common stock	300,000	290,000

Net Cash Provided by Financing Activities	300,000	997,149

Increase in Cash	24,058	100,326

Cash – Beginning of Period	34,401	139,750

Cash – End of Period	58,459	240,076

Non-cash Investing and Financing Activities:

Common stock issued for mineral property lease	–	7,950

Supplemental Disclosures:

Interest paid	–	16,708
Income taxes paid	–	–

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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. As at December 31, 2007, the Company has a working capital deficit of $1,149,273 and has accumulated losses of $16,738,397 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan for the next twelve months is to continue initial exploration activities on the New York Canyon Project in Nevada. The agreements pursuant to which the Company acquired its interests in the New York Canyon Project provide for a series of cash payments, the issue of certain shares over certain time periods, and the expenditure of certain minimum amounts on the exploration of the properties or contribute its share of ongoing expenditures. If the Company fails to make such payments or expenditures in a timely fashion it may lose its interest in those properties. As at December 31, 2007, the Company had cash of $58,459 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $2,875,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary. During the year ended June 30, 2007, there was an other-than- temporary decline in the fair value of the Company’s sole investment security and the Company realized a loss of $224,053. During the six month period ended December 31, 2007, the Company received proceeds of $104,406 from the sale of the investment security.

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

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, due to related parties, notes payable and convertible debt were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments, except for investment securities. The fair value of investment securities is based on quoted market values. The Company is not exposed to significant interest rate, currency exchange rate or credit risk arising from these financial instruments.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2007, the Company’s had no items that represent comprehensive income. As at December 31, 2006, the Company’s only component of comprehensive income was an unrealized holding gain on available for sale securities.

	m)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totalled 23,844,823 as at December 31, 2007 (15,875,000 as at December 31, 2006).

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS 123(R), “Share-Based Payments,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS 123(R).

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

	o)	Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No.159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No.157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No.157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

4. Accrued Liabilities

	December 31,	June 30,
	2007	2007
	$	$

Interest accrued on debt	92,427	48,980
Professional fees and other accruals	8,670	15,849

	101,097	64,829

5.	Related Party Transactions

a)

As at December 31, 2007, $70,190 is owed to the former Vice President of Finance of the Company and is included in accounts payable. As at June 30, 2007, this amount was included in due to related parties. The amount due is non-interest bearing, unsecured and due on demand.

b)

As at December 31, 2007, the Company was indebted to the Chief Financial Officer of the Company for $2,653 (June 30, 2007 - $278) of general and administrative expenses. The amounts due are non-interest bearing, unsecured and due on demand.

c)

During the six months ended December 31, 2007, the Company incurred consulting fees of $5,364 (2006 - $nil), $5,060 (2006 - $nil) $nil (2006 - $17,490), $nil (2006 - $30,000) and $34,980 (2006 - $16,465) to the Chief Executive Officer of the Company, President of the Company, Chief Financial Officer, Vice President of the Company, and the former President of the Company, respectively.

d)

As at December 31, 2007, $9,980 is owed to the former Vice President of the Company and is included in accounts payable. As at June 30, 2007, this amount was included in due to related parties. The amount due is non-interest bearing, unsecured and due on demand.

e)

As at December 31, 2007, the Company was indebted to the Chief Executive Officer of the Company for $25,301 (Cdn$25,000) (June 30, 2007 - $23,509) which bears interest at 15% per annum, is unsecured and due on demand. Refer to Note 6(a) for convertible debt owing the Chief Executive Officer of the Company.

f)

During the six month period ended December 31, 2007, the Company issued 3,175,000 shares of common stock to various employees, officers, directors and consultants of the Company exercisable for five years at price of $0.25 per share.

6.	Convertible Debt

a)

On March 14, 2007, the Chief Executive Officer of the Company advanced $100,000 to the Company. On April 25, 2007, the Chief Executive Officer loaned the Company a further $50,206 (Cdn$50,000). This loan bears interest at a rate of 15% per annum, is unsecured and due on demand. On April 25, 2007, the Company secured these loans by issuing convertible notes. The notes are due on March 14, 2008 and April 25, 2008, respectively, and are convertible at $0.30 per unit with each unit to consist of one common share and one share purchase warrant exercisable at $0.35 per common share for a period of two years. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, (“EITF 98-5”) the Company recognized the intrinsic value of the embedded beneficial conversion feature of $43,707 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible loans. During the six months ended December 31, 2007, the Company recorded accretion of $24,527, increasing the carrying value of the convertible loans to $140,005. The carrying value of the convertible loans will be accreted to the face value of $150,602 to maturity.

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

On November 27, 2006, the convertible loans were amended to modify the conversion privileges and the maturity date for the APF loan was extended to April 11, 2007 and the Aton loan was extended to April 12, 2007. The loans are convertible into units at the lesser of $0.30 per unit or the closing price of the Company’s shares on the business day preceding the date that the Company receives a notice of conversion. Each unit will consist of one share of common stock and one half of a share purchase warrant. Each whole share purchase warrant is exercisable at $0.40 per common share for a period of one year from the date of issuance. In accordance with EITF 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, (“EITF 96-19”) the Company deemed the terms of the amendment to be substantially different and treated the original convertible loans extinguished and exchanged for new convertible loans. The Company determined that the conversion feature of the convertible loans met the criteria of an embedded derivative and therefore the conversion features of the loans needed to be bifurcated and accounted for as a derivative. The Company recorded accretion of the discount of $148,077 up to November 27, 2006. On November 27, 2006, the Company recognized the difference of $44,843 between the fair value of the conversion feature before and after the amendment. The Company will adjust the carrying value of the conversion feature to its fair value at each reporting date.

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

On November 30, 2007, the maturity date of the APF loan was extended to January 11, 2009 and the maturity date of the Aton loan was extended to January 12, 2009. In accordance with EITF 06-6 “Debtor’s Accounting for a Modification or Exchange of (Convertible) Debt Instruments”, the Company determined it should apply extinguishment accounting as the fair value of the embedded conversion option was greater than 10% of the carrying amount of the original debt instrument immediately prior to the modification. On November 30, 2007, the Company recognized a discount of $122,507, a loss on the change in the fair values of the conversion features of $107,945 and increased the derivative liability to $122,507. During the six month period ended December 31, 2007, the Company recorded accretion of the discount of $9,297 increasing the carrying value of the convertible loans to $386,790. On December 31, 2007, the Company recorded a loss on the change in the fair values of the derivative liabilities of $13,672 increasing the fair value of the derivative liabilities to $136,179. The outstanding amounts under the loans may be repaid, in whole or in part, at any time at the option of Company without penalty. For as long as the loans remain outstanding the Company has agreed not to mortgage, pledge or otherwise encumber its interest in its minerals claims in the State of Nevada without the consent of its lenders. Proceeds of the loans are to be used for working capital purposes to fund the Company’s continued operations.

c)

On March 20, 2007, the Company received a loan of $120,000 from Aton Select Fund Limited. The loan bears interest at a rate of 15% per annum, was unsecured and due on demand. On April 25, 2007, the Company secured this loan by issuing a convertible note. The note is due on March 20, 2008 and is convertible at $0.30 per unit with each unit to consist of one common share and one share purchase warrant exercisable at $0.35 per common shares for a period of two years. In accordance with EITF 98-5, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $36,041 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible loans. During the six months ended December 31, 2007, the Company recorded accretion of the discount of $20,096 increasing the carrying value of the convertible loan to $111,262. The carrying value of the convertible loan will be accreted to the face value of $120,000 to maturity.

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

On December 3, 2007, the Company established a 2007 Stock Incentive Plan (the “2007 Plan”) to issue up to a maximum of 7,000,000 shares of common stock. The maximum aggregate number of shares of common stock that may be optioned and sold under the 2007 Plan will be increased effective the first day of each of the Company’s fiscal quarters commencing January 1, 2008, by an amount equal the lesser of (i) 10% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter, or (ii) a lesser number of shares of common stock as determined by the board of directors. The exercise price for consultants cannot be less than 85% of the fair market value of the common stock on the grant date. The exercise price for all others can not be less than 100% of the fair market value of the common stock on the grant date for incentive stock options and can not be less than 85% of the fair market value of the common stock on the grant date for non-qualified stock options. The Plan Administrator shall establish the option term or, if not so established, shall be ten years from the grant date. As at December 31, 2007, the Company had 3,825,000 stock options available for granting pursuant to the 2007 Plan.

On April 5, 2006, the Company established a 2006 Stock Incentive Plan (the “2006 Plan”) to issue up to a maximum of 10,000,000 shares of common stock. The maximum aggregate number of shares of common stock that may be optioned and sold under the 2006 Plan will be increased effective the first day of each of the Company’s fiscal quarters commencing April 1, 2006, by an amount equal the lesser of (i) 15% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter, or (ii) a lesser number of shares of common stock as determined by the board of directors. The exercise price for consultants cannot be less than 75% of the fair market value of the common stock on the grant date. The exercise price for all others can not be less than 100% of the fair market value of the common stock on the grant date for incentive stock options and can not be less than 75% of the fair market value of the common stock on the grant date for non-qualified stock options. The Plan Administrator shall establish the option term or, if not so established, shall be ten years from the grant date. As at December 31, 2007, the Company had 2,423,750 stock options available for granting pursuant to the 2006 Plan.

The Company’s 2004 Non-qualified Stock Option Plan (the “2004 Plan”) is intended to provide incentives to employees, directors and consultants by providing them with opportunities to purchase shares of our common stock. The 2004 Plan is effective as of June 17, 2004 and all stock options granted under the 2004 Plan must be granted within ten years from the date the 2004 Plan was adopted. The Company originally registered the 2004 Plan on June 17, 2004 pursuant to a registration statement on Form S-8. Effective April 6, 2005, the Company amended the 2004 Plan and increased the total of common shares reserved for issuance under the 2004 Plan from one million to a total of four million common shares. The Board of Directors is authorized to administer the 2004 Plan. In doing so, the Board of Directors may: (i) designate optionees; (ii) determine the terms and provisions of respective option agreements (which need not be identical) including, but not limited to, the number of shares to be covered by each option, provisions concerning the time or times when and the extent to which the options may be exercised, and the nature and duration of restrictions as to transferability or restrictions constituting substantial risk of forfeiture; (iii) accelerate the right of an optionee to exercise, in whole or in part, any previously granted option; (iv) interpret the provisions and supervise the administration of the 2004 Plan; (v) determine the fair market value of shares issuable under the 2004 Plan; (vi) designate the type of options to be granted to an optionee; and (vii) determine any other matter which is necessary or desirable for, or incidental to, the administration of the 2004 Plan. As at December 31, 2007, the Company had 2,500,000 stock options available for granting pursuant to the 2004 Plan.

A summary of the Company’s stock option activity is as follows:

		Weighted Average	Aggregate
	Number of	Exercise Price	Intrinsic Value
	Options	$	$
Outstanding, June 30, 2007	8,700,000	0.47
Granted	3,175,000	0.25
Expired	(1,100,000)	0.24
Outstanding, December 31, 2007	10,775,000	0.40	–
Exercisable, December 31, 2007	10,775,000	0.40	–

As at December 31, 2007, the weighted average remaining contractual life of the outstanding stock options is 3.06 years.

As at December 31, 2007, the Company had no unvested options outstanding.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

8.
Stock Options (continued)

During the six months ended December 31, 2007 and 2006, the Company recorded stock-based compensation of $599,033 and $nil, respectively, as general and administrative expense.

The fair value of the stock options granted during the six months ended December 31, 2007 was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 3.18%, expected volatility of 111%, an expected option life of 4.6 years and no expected dividends. The weighted average grant date fair value of stock options granted was $0.17 per option.

9.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$

Balance, June 30, 2007	9,035,803	0.40

Issued	1,200,000	0.30
Balance, December 31, 2007	10,235,803	0.39

As at December 31, 2007, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date

1,000,000	0.30	January 12, 2008
1,160,000	0.30	February 28, 2008
4,475,000	0.50	February 28, 2008
2,234,136	0.30	June 29, 2008
166,667	0.40	August 28, 2008
1,200,000	0.30	August 15, 2009

10,235,803

10.	Legal Proceeding

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

INTRODUCTION

We were incorporated on January 21, 2000 under the laws of the State of Nevada under the name “Aberdene Mines Limited.” We subsequently changed our name to “Canyon Copper Corp.” on August 8, 2006.

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

Recent Corporate Developments

We experienced the following significant corporate developments since our last fiscal quarter ended September 30, 2007:

1.

On November 7, 2007, Bryan Wilson resigned as our President and Treasurer. Mr. Wilson continues to act as a member of our Board of Directors. Mr. Wilson’s resignation was not due to any disagreements relating to our operations, policies or practices.

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

2.

On November 30, 2007, we entered into amendments to our loan agreements dated September 12, 2006 and September 11, 2006, respectively, with Aton Ventures Fund Ltd. (“AVF”) and Asset Protection Fund Ltd. (“APF”) (together the “Lenders”) whereby the Lenders loaned $500,000 to us. Under the terms of the amendment agreements, AVF agreed to extend the maturity date of its loan to January 12, 2009 and APF agreed to extend the maturity date of its loan to January 11, 2009.

3.

On December 1, 2007, we entered into a management consulting agreement with Anthony R. Harvey, our Chief Executive Officer, Chairman and a member of our Board of Directors, and ARH Management Ltd. (“ARH”). Under the terms of the agreement, ARH is to be paid a consulting fee of CDN $5,000 per month, in consideration of which ARH will provide the consulting services of Mr. Harvey to us. Mr. Harvey may be granted, subject to the approval of our Board of Directors, incentive stock options to purchase shares of our common stock in such amounts and at such times as the Board of Directors, in its absolute discretion, may from time to time determine. The term of the agreement is for a period expiring at the close of business on November 30, 2009, unless otherwise terminated pursuant to the terms of the agreement or extended by the Board of Directors.

4.

Also on December 1, 2007, we entered into a management consulting agreement with Benjamin Ainsworth, our President, Secretary and a member of our Board of Directors, and Ainsworth- Jenkins Holdings Inc. (“AJ Holdings”). Under the terms of the agreement, AJ Holdings is to be paid a consulting fee of CDN $5,000 per month, in consideration of which AJ Holdings will provide the consulting services of Mr. Ainsworth to us. Mr. Ainsworth may be granted, subject to the approval of our Board of Directors, incentive stock options to purchase shares of our common stock in such amounts and at such times as the Board of Directors, in its absolute discretion, may from time to time determine. The term of the agreement is for a period expiring at the close of business on November 30, 2009, unless otherwise terminated pursuant to the terms of the agreement or extended by the Board of Directors.

5.

Effective December 3, 2007, our Board of Directors adopted our 2007 Stock Incentive Plan (the "2007 Stock Incentive Plan"). The 2007 Stock Incentive Plan allows us to grant certain options to our officers, directors and employees, as well as certain qualifying consultants. A total of 7,000,000 shares of our common stock are available for issuance under the 2007 Stock Incentive Plan. However, the maximum aggregate number of shares of our common stock that may be optioned and sold under the Stock Incentive Plan will increase effective on the first day of each of our fiscal quarters by an amount equal to the lesser of: (i) 10% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter; or (ii) such lesser number of shares of common stock as may be determined by our Board of Directors.

6.

Also on December 3, 2007, we issued non-qualified stock options to purchase a total of 2,875,000 shares of common stock to various employees, officers, directors and consultants pursuant to the 2007 Stock Incentive Plan. Each of the options was granted with an exercise price of $0.25 per share.

7.

Effective December 10, 2007, we appointed Cole McFarland to our Board of Directors. Also on December 10, 2007, we issued non-qualified stock options to Mr. McFarland to purchase 300,000 shares of common stock pursuant to our 2007 Stock incentive Plan. The options are exercisable at a price of $0.25 per share for a period of five years expiring on December 9, 2012.

8.

Effective January 29, 2008, we appointed Andrew Malim to our Board of Directors. Also on January 29, 2008, we issued non-qualified stock options to Mr. Malim to purchase 500,000 shares of common stock pursuant to our 2007 Stock Incentive Plan. The options are exercisable at a price of $0.25 per share for a period of five years expiring on January 28, 2013.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six months ended December 31, 2007 and changes in our financial condition from June 30, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended June 30, 2007.

Our plan of operation for the next twelve months is to continue our initial exploration activities of the New York Canyon Project in Nevada.

Our estimated expenses for the next twelve months are as follows:

ITEM AND ACTIVITY	12 Month Total
Budget
LAND STATUS
2008 - 2009 unpatented claim maintenance fees	$175,000
Monthly Payments – Patented Claims	45,000
PERMITTING
Road and drill site work	50,000
Archeological and biological surveys	20,000
Water quality monitoring	20,000
Drill Permitting & Bonding	100,000
Reclamation	20,000
DRILL PROGRAM
(includes assays & supervision)
Compile data for engineering evaluation	60,000
Drilling Reverse Circular	900,000
Drilling Core	600,000
METALLURGICAL PROGRAM
Investigation into acid costs, sites, transport, etc.	-
Preliminary metallurgical work	105,000
Preliminary alternative leach studies	150,000
ENGINEERING & REPORTING
Engineering Reports	20,000
Modeling, Scoping study	50,000
GEOPHYSICAL SURVEYS
Induced polarization	70,000
Airborne radiometric survey	65,000
GEOLOGICAL MAPPING AND INVESTIGATIONS
Mapping and sampling	50,000
Contingency 10%	250,000
Management fee 5%	125,000
GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	325,000
TOTAL	$3,200,000

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net loss of $878,429 for the six months ended December 31, 2007 and have an accumulated deficit of $16,738,397 since inception. As at December 31, 2007, we had cash of $58,459 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,200,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended			Six Months Ended
	December 31		Percentage	December 31		Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating Expenses	(613,385)	(248,736)	146.6%	(914,037)	(843,266)	8.4%
Other Expenses	(51,935)	(159,757)	(67.5)%	35,608	(233,771)	(115.2)%
Net Loss	$(665,320)	$(408,493)	62.9%	$(878,429)	$(1,077,037)	(18.4)%

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

Expenses

We incurred the following expenses during the three and six month periods ended December 31, 2007:

	Second Quarter Ended			Six Months Ended
	December 31		Percentage	December 31		Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Operating Expenses:
Depreciation	$-	$1,362	(100)%	$-	$2,725	(100)%
Foreign exchange loss (gain)	(1,732)	(12,248)	(85.9)%	10,835	(8,240)	231.5%
General and administrative	589,378	145,885	304.0%	668,395	376,782	77.4%
Mineral exploration costs	25,739	113,737	(77.4)%	234,807	464,049	(49.4)%
Impairment of property and equipment	-	-	n/a	-	7,950	(100)%
Other Expenses:
Accretion of discounts on convertible debt	31,530	129,613	(75.7)%	53,920	166,151	(67.5)%
Gain on change in fair values of beneficial conversion features	(885)	(10,404)	50.9%	(27,524)	(10,404)	165.6%
Interest	21,290	40,548	(47.5)%	42,402	60,907	(30.4)%
Recovery of loss (Impairment loss) on investment securities	-	-	n/a	(104,406)	17,117	(710.0)%
Total Expenses	$665,320	$408,493	62.9%	$878,429	$1,077,037	(18.4)%

We incurred operating expenses in the amount of $613,385 for the quarter ended December 31, 2007 as compared to $843,266 for the quarter ended December 31, 2006. The increase in operating expenditures for 2007 as compared with 2006 is primarily attributable to an increase in stock based compensation.

We anticipate that the expenses will increase over the next twelve months due to our ongoing planned exploration activities on the New York Canyon Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At December 31,		Percentage Increase /
	2007	At June 30, 2007	(Decrease)
Current Assets	$69,728	$50,324	38.6%
Current Liabilities	(1,219,001)	(1,140,201)	6.9%
Working Capital (Deficit)	$(1,149,273)	$(1,089,877)	5.4%

Cash Flows

	Six Months Ended	Six Months Ended
	December 31, 2007	December 31, 2006
Cash Used in Operating Activities	$(380,348)	$(896,823)
Cash Provided by Investing Activities	104,406	-
Cash Provided by Financing Activities	300,000	997,149
Net Increase (decrease) in Cash During Period	$24,058	$100,326

As at December 31, 2007, we had cash on hand of $58,459 and a working capital deficit of $1,149,273. During the six months ended December 31, 2007, our sole source of financing was from the sale of 1,200,000 units of the Company for total proceeds of $300,000.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net loss of $878,429 for the six months ended December 31, 2007 and have an accumulated deficit of $16,738,397 since inception. As at December 31, 2007, we had cash of $58,459 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,200,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures. There is no assurance that we will be able to obtain additional financing in the future.

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

Stock-based Compensation

We record stock-based compensation in accordance with SFAS 123(R), “Share-Based Payments,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). We applied the provisions of SAB 107 in its adoption of SFAS 123(R).

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

We were incorporated on January 21, 2000 and to date have been involved primarily in organizational activities, the acquisition of mineral claims and the exploration and development on these claims. We have no exploration history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

(i) our ability to locate a profitable mineral property; and

(ii) our ability to generate revenues.

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which will require us to obtain additional financing. We recorded a net loss of $878,429 for the six months ended December 31, 2007 and have an accumulated deficit of $16,738,397 since inception. As at December 31, 2007 we had cash of $58,459 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,200,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Other than as previously disclosed in our Annual Report for the fiscal year ended June 30, 2007, we are not party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation.(15)
3.2	Bylaws.(1)
4.1	Specimen Stock Certificate.(15)
10.1	2004 Nonqualified Stock Option Plan.(4)
10.2	2006 Stock Incentive Plan dated April 5, 2006.(11)
10.3	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between the Company and Langley Park Investments PLC.(5)
10.4	Debenture Purchase Agreement dated November 19, 2004 between the Company and Glenkirk International.(7)
10.5	Convertible, Callable, Subordinated Debenture dated November 19, 2004 between the Company and Glenkirk International.(7)
10.6	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(3)
10.7	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(6)
10.8	Consulting Agreement dated April 5, 2005 between the Company and Anthony Harvey.(8)

Exhibit
Number	Description of Exhibit
10.9	Consulting Agreement dated August 5, 2005 between the Company and Chris Broili.(12)
10.10	Consulting Agreement dated August 10, 2005 between the Company and Mel Klohn.(12)
10.11	Consulting Agreement dated August 22, 2005 between the Company and Carlo Civelli.(12)
10.12	Consulting Agreement dated September 20, 2005 between the Company and Richard Dixon.(9)
10.13	Consulting Agreement dated September 20, 2005 between the Company and Richard Kehmeier.(9)
10.14	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(10)
10.15	Consulting Agreement dated January 19, 2006 between the Company and Mark A. Reynolds.(9)
10.16	Consulting Agreement dated February 1, 2006 between the Company and Linda Erdman.(9)
10.17	Consulting Agreement dated February 1, 2006 between the Company and Geoffrey Goodall.(9)
10.18	Consulting Agreement dated February 1, 2006 between the Company and Robert Young.(12)
10.19	Debt Settlement Agreement dated November 8, 2005 between the Company and Cameron Reynolds.(12)
10.20	Mineral Processing Research Agreement dated March 22, 2006 among the Company, Nevada Sunrise, LLC and INTOR Resources Corporation.(12)
10.21	Loan Agreement dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(13)
10.22	Loan Agreement dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(13)
10.23	Convertible Promissory Note dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(13)
10.24	Convertible Promissory Note dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(13)
10.25	Promissory Note dated August 16, 2006 between the Company and Susan Hand.(14)
10.26	Promissory Note dated August 16, 2006 between the Company and Walter Kondrosky.(14)
10.27	Promissory Note dated August 16, 2006 between the Company and Anthony Harvey.(14)
10.28	Promissory Note dated August 16, 2006 between the Company and Kathy Huettl.(14)
10.29	Promissory Note dated August 16, 2006 between the Company and Bob Gibb.(14)
10.30	Promissory Note dated November 7, 2006 between the Company and Kathy Huettl.(16)
10.31	Promissory Note dated November 7, 2006 between the Company and Terry Fields.(16)
10.32	First Amendment Loan Agreement dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(17)
10.33	First Amendment to Loan Agreement dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(17)
10.35	Convertible Promissory Note dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(17)
10.36	Convertible Promissory Note dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(17)
10.37	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(18)
10.38	Service Agreement dated February 1, 2007 between the Company and Geoffrey Goodall.(19)
10.39	Sponsorship Agreement dated March 29, 2007 between the Company and Union Securities Ltd.(19)

Exhibit
Number	Description of Exhibit
10.40	Engagement Letter dated March 29, 2007 between the Company and Union Securities Ltd.(19)
10.41	Second Amendment to Loan Agreement dated April 12, 2007 between the Company and Aton Ventures Fund Ltd.(19)
10.42	Second Amendment to Loan Agreement dated April 11, 2007 between the Company and Asset Protection Fund Ltd.(19)
10.43	Loan Agreement dated April 25, 2007 between the Company and Aton Select Fund Limited.(19)
10.44	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.(19)
10.45	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(19)
10.46	Promissory Note dated April 25, 2007 between the Company and Aton Select Fund Limited.(19)
10.47	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.(19)
10.48	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(19)
10.49	Termination Agreement dated September 25, 2007 between the Company and Mark Reynolds.(20)
10.50	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(21)
10.51	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(21)
10.52	Convertible Promissory Note dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(21)
10.53	Convertible Promissory Note dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(21)
10.54	Management Consulting Agreement dated December 1, 2007 between the Company, ARH Management Ltd. and Anthony Harvey.(21)
10.55	Management Consulting Agreement dated December 1, 2007 between the Company, Ainsworth-Jenkins Holdings Inc. and Benjamin Ainsworth.(21)
10.56	2007 Stock Incentive Plan.(21)
10.57	Form of Non-Qualified Stock Option Agreement between the Company and Directors and Officers.(21)
14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(2)

Exhibit
Number	Description of Exhibit
99.2	Disclosure Committee Charter.(2)
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 26, 2000.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on June 17, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 22, 2005.
(8)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 23, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 22, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 15, 2006.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 7, 2006.
(15)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(16)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 20, 2006.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2006.
(18)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.
(19)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 21, 2007.
(20)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 28, 2007.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 6, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANYON COPPER CORP.

Dated:	February 19, 2008	By:	/s/ Anthony R. Harvey

ANTHONY R. HARVEY
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated:	February 19, 2008	By:	/s/ Kurt Bordian

KURT BORDIAN
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)