Form 10-Q
period 2008-03-31
CANYON COPPER CORP.
filed 2008-05-15
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(604) 331-9326
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting	Smaller reporting company [ X ]
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 14, 2008, the Registrant had 71,981,399 shares of common stock, par value of $0.00001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending June 30, 2008.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Canyon” mean Canyon Copper Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Canyon Copper Corp.
(An Exploration Stage Company)

March 31, 2008

Canyon Copper Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	June 30,
	2008	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	11,468	34,401
Prepaid expenses and deposits	10,914	15,923
Total Assets	22,382	50,324
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 5)	368,196	222,153
Accrued liabilities (Note 4)	135,886	64,829
Due to related parties (Note 5)	24,654	108,957
Convertible debt, less unaccreted discount of $86,854 and
$63,958, respectively (Note 6)	681,808	703,061
Derivative liabilities (Note 6)	143,334	41,201
Total Current Liabilities	1,353,878	1,140,201
Contingencies (Notes 1 and 10)

Stockholders’ Deficit
Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 500,000 shares	5	5
Common Stock
Authorized: 500,000,000 shares, par value $0.00001
Issued and outstanding: 71,981,399 shares
(June 30, 2007 - 70,781,399 shares)	720	708
Additional Paid-in Capital	15,648,298	14,769,378
Deficit Accumulated During the Exploration Stage	(16,980,519)	(15,859,968)
Total Stockholders’ Deficit	(1,331,496)	(1,089,877)
Total Liabilities and Stockholders’ Deficit	22,382	50,324

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from
	January 21, 2000	For the		For the
	(Date of Inception)	Three Months Ended		Nine Months Ended
	to March 31,	March 31,		March 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Depreciation	5,540	–	1,363	–	4,088
Foreign exchange loss (gain)	(16,688)	(9,159)	1,416	1,676	(6,824)
General and administrative (Note 5)	8,293,740	154,833	108,093	823,228	484,875
Impairment of mineral property costs	2,759,130	–	442,138	–	428,088
Impairment of property and equipment	10,811	–	–	–	–
Mineral exploration costs	4,370,731	22,601	18,172	257,408	504,221

Total Operating Expenses	15,390,264	168,275	571,182	1,082,312	1,414,448

Operating Loss	(15,390,264)	(168,275)	(571,182)	(1,082,312)	(1,414,448)

Other Income (Expense)

Accretion of discounts on convertible debt	(515,427)	(45,691)	(47,842)	(99,611)	(213,994)
Gain (Loss) on change in fair values of
beneficial conversion features	24,014	(7,151)	(34,959)	20,373	(24,555)
Interest expense	(209,915)	(21,005)	(22,143)	(63,407)	(83,049)
Loss on sale of investment securities	(411,430)	–	–	–	–
Loss on settlement of debt	(2,871)	–	–	–	–
Recovery of loss (impairment loss) on
investment securities	(474,626)	–	–	104,406	(17,117)

Total Other Income (Expense)	(1,590,255)	(73,847)	(104,944)	(38,239)	(338,715)

Net Loss	(16,980,519)	(242,122)	(676,126)	(1,120,551)	(1,753,163)

Other Comprehensive Loss

Unrealized (loss) gain on investment
securities	–	–	(8,541)	–	81,422

Comprehensive Loss	(16,980,519)	(242,122)	(684,667)	(1,120,551)	(1,671,741)

Net Loss Per Share – Basic and Diluted		–	(0.01)	(0.02)	(0.03)

Weighted Average Shares Outstanding		71,981,000	67,364,000	71,785,000	66,334,000

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the
	Nine Months Ended
	March 31,
	2008	2007
	$	$
Operating Activities

Net loss	(1,120,551)	(1,753,163)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discounts on convertible debt	99,611	213,994
Amortization of deferred financing costs	–	27,475
Depreciation	–	4,088
Foreign exchange translation loss on debt	2,465	–
Gain on sale of investment securities	(104,406)	–
Loss (gain) on change in fair values of beneficial conversion features	(20,374)	24,555
Impairment loss on investment securities	–	17,117
Impairment of mineral property costs	–	417,950
Stock-based compensation	578,932	–

Changes in operating assets and liabilities:

Prepaid expenses and deposits	5,009	20,912
Accounts payable and accrued liabilities	131,930	(260,066)
Due to related parties	45	41,487

Net Cash Used in Operating Activities	(427,339)	(1,245,651)

Investing Activities

Acquisition of mineral properties	–	(250,000)
Proceeds received on sale of investment securities	104,406	–

Net Cash Provided by (Used in) Investing Activities	104,406	(250,000)

Financing Activities

Advances from related parties	–	100,000
Proceeds from issuance of convertible debentures	–	500,000
Proceeds from issuance of notes and loans payable	–	371,962
Repayment of promissory note	–	(230,281)
Financing costs	–	(27,475)
Common stock subscribed	–	159,000
Issuance of common stock	300,000	540,000

Net Cash Provided by Financing Activities	300,000	1,413,206

Decrease in Cash	(22,933)	(82,445)

Cash – Beginning of Period	34,401	139,750

Cash – End of Period	11,468	57,305

Non-cash Investing and Financing Activities:

Common stock subscribed to settle debt	–	344,234
Common stock issued for mineral property lease	–	167,950

Supplemental Disclosures:

Interest paid	–	22,471
Income taxes paid	–	–

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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. As at March 31, 2008, the Company has a working capital deficit of $1,331,496 and has accumulated losses of $16,980,519 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan for the next twelve months is to continue initial exploration activities on the New York Canyon Project in Nevada. The agreements pursuant to which the Company acquired its interests in the New York Canyon Project provide for a series of cash payments, the issue of certain shares over certain time periods, and the expenditure of certain minimum amounts on the exploration of the properties or contribute its share of ongoing expenditures. If the Company fails to make such payments or expenditures in a timely fashion it may lose its interest in those properties. As at March 31, 2008, the Company had cash of $11,468 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $3,200,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than- temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary. During the year ended June 30, 2007, there was an other-than-temporary decline in the fair value of the Company’s sole investment security and the Company realized a loss of $224,053. During the nine month period ended March 31, 2008, the Company received proceeds of $104,406 from the sale of the investment security.

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

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, due to related parties, and convertible debt were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments, except for investment securities. The Company is not exposed to significant interest rate, currency exchange rate or credit risk arising from these financial instruments.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2008, the Company had no items that represent comprehensive income. As at March 31, 2007, the Company’s only component of comprehensive income was an unrealized holding gain or loss on available for sale securities.

	m)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totalled 12,009,136 as at March 31, 2008 (18,035,000 as at March 31, 2007).

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

	o)	Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available- for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	o)	Recently Issued Accounting Pronouncements

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

	p)	Recently Adopted Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on Company's financial statements.

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

4.	Accrued Liabilities

	March 31,	June 30,
	2008	2007
	$	$

Interest accrued on debt	112,812	48,980
Professional fees and other accruals	23,074	15,849

	135,886	64,829

5.	Related Party Transactions

a)

As at March 31, 2008, $70,190 is owed to a former Vice President of Finance of the Company and is included in accounts payable. As at June 30, 2007, this amount was included in due to related parties. The amount due is non-interest bearing, unsecured and due on demand.

b)

As at March 31, 2008, the Company was indebted to the Chief Financial Officer of the Company for $323 (June 30, 2007 - $278) of general and administrative expenses. The amounts due are non-interest bearing, unsecured and due on demand.

c)

During the nine months ended March 31, 2008, the Company incurred consulting fees of $20,060 (2007 - $nil), $20,949 (2007 - $nil), and $52,305 (2007 - $52,470) to the Chief Executive Officer of the Company, President of the Company, and Chief Financial Officer, respectively.

d)

During the nine months ended March 31, 2007, the Company incurred consulting fees of $90,000 and $24,450 to the former Vice President of the Company, and the former President of the Company, respectively.

e)

As at March 31, 2008, $9,980 is owed to a former Vice President of the Company and is included in accounts payable. As at June 30, 2007, $14,980 was included in due to related parties. The amount due is non-interest bearing, unsecured and due on demand.

f)

As at March 31, 2008, the Company was indebted to the Chief Executive Officer of the Company for $24,331 (Cdn$25,000) (June 30, 2007 - $23,509) which bears interest at 15% per annum, is unsecured and due on demand. Refer to Note 6(a) for convertible debt owing the Chief Executive Officer of the Company.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

6.	Convertible Debt

a)

On March 14, 2007, the Chief Executive Officer of the Company advanced $100,000 to the Company. On April 25, 2007, the Chief Executive Officer loaned the Company a further $48,662 (Cdn$50,000). This loan bears interest at a rate of 15% per annum, is unsecured and due on demand. On April 25, 2007, the Company secured these loans by issuing convertible notes. The notes are due on March 14, 2008 and April 25, 2008, respectively, and are convertible at $0.30 per unit with each unit to consist of one common share and one share purchase warrant exercisable at $0.35 per common share for a period of two years. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, (“EITF 98-5”) the Company recognized the intrinsic value of the embedded beneficial conversion feature of $43,707 as additional paid-in capital and an equivalent discount which was expensed over the term of the convertible loans. During the nine months ended March 31, 2008, the Company recorded accretion of $34,189, increasing the carrying value of the convertible loans to $147,728. The carrying value of the convertible loans will be accreted to the face value of $148,662 to maturity. On May 9, 2008, the maturity date on the notes were extended to June 14, 2009 and July 25, 2009 respectively.

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

On April 11, 2007, the maturity date of the APF loan was extended to October 11, 2007 and on April 12, 2007 the maturity date of the Aton loan was extended to October 12, 2007. In accordance with EITF 06-6 “Debtor’s Accounting for a Modification or Exchange of (Convertible) Debt Instruments” (EITF 06-6”), the Company determined it should not apply extinguishment accounting as the fair value of the embedded conversion option was not greater than 10% of the carrying amount of the original debt instrument immediately prior to the modification.

On November 30, 2007, the maturity date of the APF loan was extended to January 11, 2009 and the maturity date of the Aton loan was extended to January 12, 2009. In accordance with EITF 06-6, the Company determined it should apply extinguishment accounting as the fair value of the embedded conversion option was greater than 10% of the carrying amount of the original debt instrument immediately prior to the modification. On November 30, 2007, the Company recognized a discount of $122,507, and increased the derivative liability to $122,507 To June 30, 2007, the Company recorded accretion of the discount of $71,766 increasing the carrying value of the convertible loans to $500,000. During the nine month period ended March 31, 2008, the Company recorded accretion of the discount of $36,588 increasing the carrying value of the convertible loans to $414,080. The Company recorded a loss on the change in the fair values of the derivative liabilities of $20,373 during the nine months ended March 31, 2008, increasing the fair value of the derivative liabilities to $143,334 The outstanding amounts under the loans may be repaid, in whole or in part, at any time at the option of Company without penalty. For as long as the loans remain outstanding the Company has agreed not to mortgage, pledge or otherwise encumber its interest in its minerals claims in the State of Nevada without the consent of its lenders. Proceeds of the loans are to be used for working capital purposes to fund the Company’s continued operations.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

6.	Convertible Debt (continued)

c)

On March 20, 2007, the Company received a loan of $120,000 from Aton Select Fund Limited. The loan bears interest at a rate of 15% per annum, was unsecured and due on demand. On April 25, 2007, the Company secured this loan by issuing a convertible note. The note is due on March 20, 2008 and is convertible at $0.30 per unit with each unit to consist of one common share and one share purchase warrant exercisable at $0.35 per common shares for a period of two years. In accordance with EITF 98-5, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $36,041 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible loans. During the nine months ended March 31, 2008, the Company recorded accretion of the discount of $28,834 increasing the carrying value of the convertible loan to $120,000. On May 9, 2008, the maturity date on the note was extended to June 20, 2009.

7.	Common Stock

On August 15, 2007, the Company issued 1,200,000 units for proceeds of $300,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at a price of $0.30 per common share for a period of two years from the date of issuance.

8.	Stock Options

On December 3, 2007, the Company established a 2007 Stock Incentive Plan (the “2007 Plan”) to issue up to a maximum of 7,000,000 shares of common stock. The maximum aggregate number of shares of common stock that may be optioned and sold under the 2007 Plan will be increased effective the first day of each of the Company’s fiscal quarters commencing January 1, 2008, by an amount equal the lesser of (i) 10% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter, or (ii) a lesser number of shares of common stock as determined by the board of directors. The exercise price for consultants cannot be less than 85% of the fair market value of the common stock on the grant date. The exercise price for all others can not be less than 100% of the fair market value of the common stock on the grant date for incentive stock options and can not be less than 85% of the fair market value of the common stock on the grant date for non-qualified stock options. The Plan Administrator shall establish the option term or, if not so established, shall be ten years from the grant date. As at March 31, 2008, the Company had 3,325,000 stock options available for granting pursuant to the 2007 Plan.

On April 5, 2006, the Company established a 2006 Stock Incentive Plan (the “2006 Plan”) to issue up to a maximum of 10,000,000 shares of common stock. The maximum aggregate number of shares of common stock that may be optioned and sold under the 2006 Plan will be increased effective the first day of each of the Company’s fiscal quarters commencing April 1, 2006, by an amount equal the lesser of (i) 15% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter, or (ii) a lesser number of shares of common stock as determined by the board of directors. The exercise price for consultants cannot be less than 75% of the fair market value of the common stock on the grant date. The exercise price for all others can not be less than 100% of the fair market value of the common stock on the grant date for incentive stock options and can not be less than 75% of the fair market value of the common stock on the grant date for non-qualified stock options. The Plan Administrator shall establish the option term or, if not so established, shall be ten years from the grant date. As at March 31, 2008, the Company had 2,423,750 stock options available for granting pursuant to the 2006 Plan.

The Company’s 2004 Non-qualified Stock Option Plan (the “2004 Plan”) is intended to provide incentives to employees, directors and consultants by providing them with opportunities to purchase shares of our common stock. The 2004 Plan is effective as of June 17, 2004 and all stock options granted under the 2004 Plan must be granted within ten years from the date the 2004 Plan was adopted. The Company originally registered the 2004 Plan on June 17, 2004 pursuant to a registration statement on Form S-8. Effective April 6, 2005, the Company amended the 2004 Plan and increased the total of common shares reserved for issuance under the 2004 Plan from one million to a total of four million common shares. The Board of Directors is authorized to administer the 2004 Plan. In doing so, the Board of Directors may: (i) designate optionees; (ii) determine the terms and provisions of respective option agreements (which need not be identical) including, but not limited to, the number of shares to be covered by each option, provisions concerning the time or times when and the extent to which the options may be exercised, and the nature and duration of restrictions as to transferability or restrictions constituting substantial risk of forfeiture; (iii) accelerate the right of an optionee to exercise, in whole or in part, any previously granted option; (iv) interpret the provisions and supervise the administration of the 2004 Plan; (v) determine the fair market value of shares issuable under the 2004 Plan; (vi) designate the type of options to be granted to an optionee; and (vii) determine any other matter which is necessary or desirable for, or incidental to, the administration of the 2004 Plan. As at March 31, 2008, the Company had 2,500,000 stock options available for granting pursuant to the 2004 Plan.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

8.	Stock Options (continued)

On December 3, 2007, the Company granted 2,875,000 stock options to officers, directors and consultants at an exercise price of $0.25 per share exercisable for a period of five years and recorded stock-based compensation of $471,171 as general and administrative expense.

On December 10, 2007, the Company granted 300,000 stock options to a consultant at an exercise price of $0.25 per share exercisable for a period of five years and recorded stock-based compensation of $47,862 as general and administrative expense.

On January 29, 2008, the Company granted 500,000 stock options to a director at an exercise price of $0.25 per share exercisable for a period of five years and recorded stock-based compensation of $59,899 as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

		Weighted Average	Aggregate
	Number of	Exercise Price	Intrinsic Value
	Options	$	$

Outstanding, June 30, 2007	8,700,000	0.47

Granted	3,675,000	0.25
Expired	(4,200,000)	0.45
Cancelled	(4,000,000)	0.50

Outstanding, March 31, 2008	4,175,000	0.26	–

Exercisable, March 31, 2008	4,175,000	0.26	–

As at March 31, 2008, the weighted average remaining contractual life of the outstanding stock options is 4.08 years.

As at March 31, 2008, the Company had no unvested options outstanding.

During the nine months ended March 31, 2008 and 2007, the Company recorded stock-based compensation of $578,932 and $nil, respectively, as general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the nine month periods ended March 31, 2008 and 2007 were $0.16 and $Nil per share, respectively. The weighted average assumptions used are as follows:

	Nine Months Ended
	March 31,	March 31,
	2008	2007

Expected dividend yield	0%	–
Risk-free interest rate	3.13%	–
Expected volatility	111%	–
Expected option life (in years)	4.65	–

9.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$

Balance, June 30, 2007	9,035,803	0.40

Issued	1,200,000	0.30
Expired	(6,635,000)	0.43

Balance, March 31, 2008	3,600,803	0.30

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

9.	Share Purchase Warrants (continued)

As at March 31, 2008, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date

2,234,136	0.30	June 29, 2008
166,667	0.40	August 28, 2008
1,200,000	0.30	August 15, 2009

3,600,803

10.	Legal Proceeding

On January 23, 2007, the F.I.R.M. Focused Investor Relations Marketing Inc. commenced an action in Ontario, Canada against the Company seeking payment in the amount of $84,000 pursuant to an oral agreement. The Company believes that this action is without merit and will defend its position vigorously.

11.	Subsequent Events

	a)	On April 1, 2008, the CEO of the Company loaned the Company $25,000. The loan bears interest at a rate of 15% per annum, is secured by a promissory note, and is due on October 1, 2008.

	b)	On May 8, 2008, the CEO of the Company loaned the Company a further Cdn$25,000. The loan bears interest at a rate of 15% per annum, is secured by a promissory note, and is due on November 8, 2008.

	c)	On May 9, 2008, the convertible debt agreements with the CEO of the Company for $100,000 and Cdn$50,000 were amended to extend the maturity date to June 14, 2009 and July 25, 2009, respectively.

	d)	On May 9, 2008, the convertible debt agreement with Aton Select Fund Limited for $120,000 was amended to extend the maturity date to June 20, 2009.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Part II - Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our annual reports on Form 10-KSB or Form 10-K, our quarterly reports on Form 10-QSB or Form 10-Q and our current reports on Form 8-K.

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

Recent Corporate Developments

We experienced the following significant corporate developments since our last fiscal quarter ended December 31, 2007:

1.

On January 29, 2008, we appointed Andrew Malim to our Board of Directors. Also on January 29, 2008, we issued non-qualified stock options to Mr. Malim to purchase 500,000 shares of common stock pursuant to our 2007 Stock Incentive Plan. The options are exercisable at a price of $0.25 per share for a period of five years expiring on January 28, 2013.

2.

On April 1, 2008, we entered into a loan agreement with Anthony Harvey, our Chief Executive Officer, Chairman and member of our Board of Directors, whereby Mr. Harvey loaned us $25,000. The loan is due on or before October 1, 2008 and incurs interest at a rate of 15% per annum, payable upon maturity.

3.

On May 8, 2008, we entered into a loan agreement with Mr. Harvey whereby Mr. Harvey loaned us CDN $25,000. The loan is due on or before November 8, 2008 and incurs interest at a rate of 15% per annum, payable on maturity.

4.

On May 9, 2008, we entered into amendments to our loan agreements with each of Anthony Harvey and Aton Select Fund Limited (“ASF”). Under the terms of the amendment agreements, ASF agreed to extend the term of its loan from March 20, 2008 to June 20, 2009 and Mr. Harvey agreed to extend the term of his loans from March 14, 2008 and April 25, 2008 to June 14, 2009 and July 25, 2009, respectively.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine months ended March 31, 2008 and changes in our financial condition from June 30, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended June 30, 2007.

Our plan of operation for the next twelve months is to continue our initial exploration activities of the New York Canyon Project in Nevada.

Our estimated expenses for the next twelve months are as follows:

ITEM AND ACTIVITY	12 Month Total
Budget
LAND STATUS
2008 - 2009 unpatented claim maintenance fees	$175,000
Monthly Payments – Patented Claims	45,000
PERMITTING
Road and drill site work	50,000
Archeological and biological surveys	20,000
Water quality monitoring	20,000
Drill Permitting & Bonding	100,000
Reclamation	20,000
DRILL PROGRAM
(includes assays & supervision)
Compile data for engineering evaluation	60,000
Drilling Reverse Circular	900,000
Drilling Core	600,000
METALLURGICAL PROGRAM
Investigation into acid costs, sites, transport, etc.	-
Preliminary metallurgical work	105,000
Preliminary alternative leach studies	150,000
ENGINEERING & REPORTING
Engineering Reports	20,000
Modeling, Scoping study	50,000
GEOPHYSICAL SURVEYS
Induced polarization	70,000

ITEM AND ACTIVITY	12 Month Total
Budget
Airborne radiometric survey	65,000
GEOLOGICAL MAPPING AND INVESTIGATIONS
Mapping and sampling	50,000
Contingency 10%	250,000
Management fee 5%	125,000
GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	325,000
TOTAL	$3,200,000

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net loss of $1,120,551 for the nine months ended March 31, 2008 and have an accumulated deficit of $16,980,519 since inception. As at March 31, 2008, we had cash of $11,468 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,200,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended			Nine Months Ended
	March 31		Percentage	March 31		Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating Expenses	(168,275)	(571,182)	(70.5)%	(1,082,312)	(1,414,448)	(23.5)%
Other Expenses	(73,847)	(104,944)	(29.6)%	(38,239)	(338,715)	(88.7)%
Net Loss	$(242,122)	$(676,126)	(64.2)%	$(1,120,551)	$(1,753,163)	(36.1)%

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

Expenses

Our operating expenses for the three and nine month periods ended March 31, 2008 and 2007 consisted of the following:

	Third Quarter Ended			Nine Months Ended
	March 31		Percentage	March 31		Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Operating Expenses:

Depreciation	$-	$1,363	(100)%	$-	$4,088	(100)%

Foreign exchange loss	(9,159)	1,416	(746.8)%	1,676	(6,824)	124.6%
(gain)
General and	154,833	108,093	43.2%	823,228	484,875	69.8%
administrative
Impairment of mineral	-	442,138	(100)%	-	428,088	(100)%
property costs
Mineral exploration costs	22,601	18,172	24.4%	257,408	504,221	(48.9)%

Other Expenses
(Income):
Accretion of discounts on	45,691	47,842	(4.5)%	99,611	213,994	(53.5)%
convertible debt
Loss (gain) on change in	7,151	34,959	(79.5)%	(20,373)	24,555	(183.0)%
fair values of beneficial
conversion features
Interest expense	21,005	22,143	(5.1)%	63,407	83,049	(23.7)%

Recovery of loss	-	-	n/a	(104,406)	17,117	(710.0)%
(impairment loss) on
investment securities
Net Loss	$242,122	$676,126	(64.2)%	$1,120,551	$1,753,163	(36.1)%

We incurred operating expenses in the amount of $168,275 for the quarter ended March 31, 2008 as compared to $571,182 for the quarter ended March 31, 2007.

The increase in our general and administrative expenses is primarily attributable to the fact that we entered into management consultant agreements with our Chief Executive Officer and President. Under the terms of the management consultant agreements, we agreed to pay our Chief Executive Officer and our President a consulting fee of CDN $5,000 per month. We did not incur any consulting fees to our Chief Executive Officer and our President during the quarter ended March 31, 2007.

Mineral exploration costs consisted of mineral lease payments in connection with our New York Canyon Project.

We anticipate that the expenses will increase over the next twelve months due to our ongoing planned exploration activities on the New York Canyon Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2008	At June 30, 2007	Increase / (Decrease)
Current Assets	$22,382	$50,324	(55.5)%
Current Liabilities	(1,353,878)	(1,140,201)	18.7%
Working Capital (Deficit)	$(1,331,496)	$(1,089,877)	22.2%

Cash Flows
	Nine Months Ended	Nine Months Ended
	March 31, 2008	March 31, 2007
Cash Used in Operating Activities	$(427,339)	$(1,245,651)
Cash Provided by (Used in) Investing Activities	104,406	(250,000)
Cash Provided by Financing Activities	300,000	1,413,206
Net Increase (decrease) in Cash During Period	$22,933	$(82,445)

As at March 31, 2008, we had cash on hand of $11,468 and a working capital deficit of $1,331,496. During the nine months ended March 31, 2008, our sole source of financing was from the sale of 1,200,000 units of the Company for total proceeds of $300,000.

Subsequent to our quarter ended March 31, 2008, we received the following loans from Mr. Harvey, our Chief Executive Officer and Chairman, payable as follows:

(a)	$25,000, bearing interest at a rate of 15% per annum and due on or before October 1, 2008; and

(b)	CDN $25,000, bearing interest at a rate of 15% per annum and due on or before November 8, 2008.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net loss of $1,120,551 for the nine months ended March 31, 2008 and have an accumulated deficit of $16,980,519 since inception. As at March 31, 2008, we had cash of $11,468 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,200,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures. There is no assurance that we will be able to obtain additional financing in the future.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Other than as previously disclosed in our Annual Report for the fiscal year ended June 30, 2007, we are not party to any legal proceedings.

ITEM 1A.	RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

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

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which will require us to obtain additional financing. We recorded a net loss of $1,120,551 for the nine months ended March 31, 2008 and have an accumulated deficit of $16,980,519 since inception. As at March 31, 2008 we had cash of $11,468 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,200,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

On May 8, 2008, we entered into a loan agreement with Mr. Harvey whereby Mr. Harvey loaned us CDN $25,000. The loan is due on or before November 8, 2008 and incurs interest at a rate of 15% per annum, payable on maturity.

On May 9, 2008, we entered into amendments to our loan agreements with each of Anthony Harvey and Aton Select Fund Limited (“ASF”). Under the terms of the amendment agreements, ASF agreed to extend the term of its loan from March 20, 2008 to June 20, 2009 and Mr. Harvey agreed to extend the term of his loans from March 14, 2008 and April 25, 2008 to June 14, 2009 and July 25, 2009, respectively.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation.(15)
3.2	Bylaws.(1)
4.1	Specimen Stock Certificate.(15)
10.1	2004 Nonqualified Stock Option Plan.(4)
10.2	2006 Stock Incentive Plan dated April 5, 2006.(11)
10.3	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between the Company and Langley Park Investments PLC.(5)
10.4	Debenture Purchase Agreement dated November 19, 2004 between the Company and Glenkirk International.(7)
10.5	Convertible, Callable, Subordinated Debenture dated November 19, 2004 between the Company and Glenkirk International.(7)
10.6	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(3)
10.7	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(6)
10.8	Consulting Agreement dated April 5, 2005 between the Company and Anthony Harvey.(8)

Exhibit
Number	Description of Exhibit
10.9	Consulting Agreement dated August 5, 2005 between the Company and Chris Broili.(12)
10.10	Consulting Agreement dated August 10, 2005 between the Company and Mel Klohn.(12)
10.11	Consulting Agreement dated August 22, 2005 between the Company and Carlo Civelli.(12)
10.12	Consulting Agreement dated September 20, 2005 between the Company and Richard Dixon.(9)
10.13	Consulting Agreement dated September 20, 2005 between the Company and Richard Kehmeier.(9)
10.14	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(10)
10.15	Consulting Agreement dated January 19, 2006 between the Company and Mark A. Reynolds.(9)
10.16	Consulting Agreement dated February 1, 2006 between the Company and Linda Erdman.(9)
10.17	Consulting Agreement dated February 1, 2006 between the Company and Geoffrey Goodall.(9)
10.18	Consulting Agreement dated February 1, 2006 between the Company and Robert Young.(12)
10.19	Debt Settlement Agreement dated November 8, 2005 between the Company and Cameron Reynolds.(12)
10.20	Mineral Processing Research Agreement dated March 22, 2006 among the Company, Nevada Sunrise, LLC and INTOR Resources Corporation.(12)
10.21	Loan Agreement dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(13)
10.22	Loan Agreement dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(13)
10.23	Convertible Promissory Note dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(13)
10.24	Convertible Promissory Note dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(13)
10.25	Promissory Note dated August 16, 2006 between the Company and Susan Hand.(14)
10.26	Promissory Note dated August 16, 2006 between the Company and Walter Kondrosky.(14)
10.27	Promissory Note dated August 16, 2006 between the Company and Anthony Harvey.(14)
10.28	Promissory Note dated August 16, 2006 between the Company and Kathy Huettl.(14)
10.29	Promissory Note dated August 16, 2006 between the Company and Bob Gibb.(14)
10.30	Promissory Note dated November 7, 2006 between the Company and Kathy Huettl.(16)
10.31	Promissory Note dated November 7, 2006 between the Company and Terry Fields.(16)
10.32	First Amendment Loan Agreement dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(17)
10.33	First Amendment to Loan Agreement dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(17)
10.35	Convertible Promissory Note dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(17)
10.36	Convertible Promissory Note dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(17)
10.37	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(18)
10.38	Service Agreement dated February 1, 2007 between the Company and Geoffrey Goodall.(19)
10.39	Sponsorship Agreement dated March 29, 2007 between the Company and Union Securities

Exhibit
Number	Description of Exhibit
Ltd.(19)
10.40	Engagement Letter dated March 29, 2007 between the Company and Union Securities Ltd.(19)
10.41	Second Amendment to Loan Agreement dated April 12, 2007 between the Company and Aton Ventures Fund Ltd.(19)
10.42	Second Amendment to Loan Agreement dated April 11, 2007 between the Company and Asset Protection Fund Ltd.(19)
10.43	Loan Agreement dated April 25, 2007 between the Company and Aton Select Fund Limited.(19)
10.44	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.(19)
10.45	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(19)
10.46	Promissory Note dated April 25, 2007 between the Company and Aton Select Fund Limited.(19)
10.47	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.(19)
10.48	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(19)
10.49	Termination Agreement dated September 25, 2007 between the Company and Mark Reynolds.(20)
10.50	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(21)
10.51	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(21)
10.52	Convertible Promissory Note dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(21)
10.53	Convertible Promissory Note dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(21)
10.54	Management Consulting Agreement dated December 1, 2007 between the Company, ARH Management Ltd. and Anthony Harvey.(21)
10.55	Management Consulting Agreement dated December 1, 2007 between the Company, Ainsworth-Jenkins Holdings Inc. and Benjamin Ainsworth.(21)
10.56	2007 Stock Incentive Plan.(21)
10.57	Form of Non-Qualified Stock Option Agreement between the Company and Directors and Officers.(21)
10.58	Loan Agreement dated April 1, 2008 between the Company and Anthony Harvey.(22)
10.59	Promissory Note dated April 1, 2008 between the Company and Anthony Harvey.(22)
10.60	Loan Agreement dated May 8, 2008 between the Company and Anthony Harvey.
10.61	Promissory Note dated May 8, 2008 between the Company and Anthony Harvey.
10.62	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Aton Select Fund Limited.
10.63	Convertible Promissory Note dated May 9, 2008 between the Company and Aton Select Fund Limited.
10.64	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.

Exhibit
Number	Description of Exhibit
10.65	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.
10.66	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of CDN$50,000.
10.67	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey for the loan of CDN$50,000.
14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(2)
99.2	Disclosure Committee Charter.(2)

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 26, 2000.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on June 17, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 22, 2005.
(8)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 23, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 22, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 15, 2006.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 7, 2006.
(15)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(16)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 20, 2006.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2006.
(18)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.
(19)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 21, 2007.
(20)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 28, 2007.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 6, 2007.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 7, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON COPPER CORP.

Dated:	May 15, 2008	By:	/s/ Anthony R. Harvey

ANTHONY R. HARVEY
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 15, 2008	By:	/s/ Kurt Bordian

KURT BORDIAN
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)