Form 10-K
period 2008-06-30
CANYON COPPER CORP.
filed 2008-09-29
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER: 000-33189

CANYON COPPER CORP.
(Exact name of registrant as specified in its charter)

NEVADA	88-0452792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 408 - 1199 West Pender Street
Vancouver, BC, Canada	V6E 2R1
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(604) 331-9326

Securities registered under Section 12(b) of the Exchange Act:	NONE.
Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.00001 Par Value per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter)
is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $8,570,976 on the basis of the average of the bid and ask price of the registrant’s common stock on December 31, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
76,981,399, as at September 22, 2008.

CANYON COPPER CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2008

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “Canyon Copper,” and the “Company” refer to Canyon Copper Corp., unless otherwise indicated.

All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.             BUSINESS.

Overview

We were incorporated on January 21, 2000 under the laws of the State of Nevada under the name “Aberdene Mines Limited”. We subsequently changed our name to “Canyon Copper Corp.” on August 8, 2006.

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We currently hold 100% title in two major claim blocks comprising a total of 1,332 mineral claims, covering approximately 27,440 acres in Mineral County, Nevada (the “New York Canyon Claims”). We also hold 21 patented mineral claims covering an area of approximately 420 acres, located within the vicinity of the New York Canyon Claims area. We collectively refer to the New York Canyon Claims and the patented mineral claims as the “New York Canyon Project.”

Recent Corporate Developments

Since our fiscal quarter ended March 31, 2008, we experienced the following significant corporate developments:

1.

On April 1, 2008, we entered into a loan agreement with Anthony Harvey, our Chief Executive Officer, Chairman and member of our Board of Directors, whereby Mr. Harvey loaned us $25,000. The loan is due on or before October 1, 2008 and incurs interest at a rate of 15% per annum, payable upon maturity.

2.

On May 8, 2008, we entered into a loan agreement with Mr. Harvey whereby Mr. Harvey loaned us CDN $25,000. The loan is due on or before November 8, 2008 and incurs interest at a rate of 15% per annum, payable on maturity.

3.

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

4.

On July 7, 2008, we entered into a loan agreement with Mr. Harvey whereby Mr. Harvey loaned us CDN $25,000. The loan is due on or before January 7, 2009 and incurs interest at a rate of 15% per annum, payable upon maturity.

5.

On August 18, 2008, we completed a private placement to three investors of a total of 5,000,000 units at a price of $0.10 per unit for total proceeds of $500,000. Each unit consisted of one share of our common stock and one share purchase warrant, entitling the holder to purchase one additional share of our common stock at a price of $0.12 per share for a period ending August 17, 2010. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. We did not engage in a distribution of this offering in the United States. The investors represented that they were not US persons as defined in Regulation S, and have provided representations indicating that they were acquiring our securities for investment purposes only and not with a view towards distribution.

NEW YORK CANYON PROJECT

Property Option Agreement with Nevada Sunrise, LLC

Effective March 16, 2007, we acquired 100% title to the mineral claims underlying the New York Canyon Claims. The acquisition of title to the claims was completed pursuant to the terms of the Property Option Agreement (the “Property Option Agreement”) we entered into with Nevada Sunrise LLC (“Nevada Sunrise”), Robert Weicker, Sharon Weicker, Kurt Schendel, and Tami Schendel (collectively, the “Optionors”) on March 18, 2004.

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

In accordance with the terms of the Property Option Agreement and upon our acquisition of the New York Canyon Claims, Nevada Sunrise assigned us its interest under two lease agreements. On October 9, 2004, Nevada Sunrise entered into a lease agreement with Tammy Gentry and Pat Hannigan pursuant to which it obtained a nine year lease over the Copper Queen #2 patented mineral claim. As a result of the assignment of this lease to us, we are required to pay $1,500 per quarter commencing on October 1, 2004. We have the option to acquire Copper Queen #2 by paying $50,000, of which the quarterly payments may be applied, to the lessors.

In addition, on January 1, 2005, Nevada Sunrise entered into a lease agreement with Clifford DeGraw and Richard Markiewicz pursuant to which it obtained a seven year lease over the Mildred and Copper Queen #1 patented mineral claim. As a result of the assignment of these leases to us, we are required to pay:

(a)	$2,500 per quarter commencing on April 1, 2005 (which payments have been made);

(b)	$3,500 per quarter commencing on April 1, 2006 (which payments have been made);

(c)	$4,000 per quarter commencing on April 1, 2007 (which payments have been made);

(d)	$5,000 per quarter commencing on April 1, 2008; and

(e)	$7,500 per quarter commencing on April 1, 2009.

We also have the option to acquire the Mildred and Copper Queen #1 patented claims by paying $130,000, of which the quarterly payments may be applied, to the lessors.

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

The mining industry is subject to a number of factors, including intense industry competition, high susceptibility to economic conditions (such as price of metal, foreign currency exchange rates, and capital and operating costs), and political conditions (which could affect such things as import and export regulations, foreign ownership restrictions). Furthermore, the mining activities are subject to all hazards incidental to mineral exploration, development and production, as well as risk of damage from earthquakes, any of which could result in work stoppages, damage to or loss of property and equipment and possible environmental damage. Hazards such as unusual or unexpected geological formations and other conditions are also involved in mineral exploration and development.

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

Federal Claim Maintenance Fees

In order to maintain our New York Canyon Project claims each year we must pay a maintenance fee of $125 per claim to the Nevada State Office of the Bureau of Land Management and on November 1 of each year we must file an affidavit and Notice of Intent to Hold the claims in Mineral County. We have paid the required maintenance fees and filed the affidavits required in order to extend the claims to August 31, 2009.

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

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which will require us to obtain additional financing. We recorded a net loss of $1,216,504 for the year ended June 30, 2008 and have an accumulated deficit of $17,076,472 since inception. As at June 30, 2008 we had cash of $15,580 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,200,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the New York Canyon Project and such other factors as government regulations, including regulations relating to allowable production, exporting of minerals, and environmental protection. If we do not find a mineral reserve or define a mineral inventory containing gold, silver, copper, zinc or iron or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and investors will lose their investment.

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

As noted in the financial statements that are included with this Annual Report, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. These conditions, as indicated in our audit report on our Annual Report on Form 10-K, raise substantial doubt as to our ability to continue as a going concern. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

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

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

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

ITEM 2.             PROPERTIES.

We currently do not own any real property.

We rent approximately 1,606 square feet of office space located at Suite 408 - 1199 West Pender Street, Vancouver, British Columbia, Canada from ESO Uranium Corp. at a cost of approximately $1,500 per month. This rental is on a month-to-month basis with no formal agreements.

NEW YORK CANYON PROJECT

We hold 100% title to our New York Canyon Claims, subject to certain royalties, and pursuant to various lease agreements, we were granted a seven year lease to explore and develop the Copper Queen #2 patented mineral claim, a nine year lease to explore and develop the Mildred and Copper Queen #1 patented mineral claims and a 15 year lease to explore and develop the Jaycor Claims.

Our New York Canyon Claims consist of two major claim blocks covering a total of 1,332 mineral claims, covering approximately 27,440 acres located in Mineral County, Nevada. We refer to the first block of claims as the "Copper Queen Claims,” and the second contiguous block of claims as the "Longshot Ridge Claims.” Further, we hold 21 patented mineral claims covering an area of approximately 420 acres, located within the vicinity of the New York Canyon Claims.

Figure 1 – New York Canyon Property

Location and Access, Climate, Local Resources, and Physiography

The New York Canyon Project is situated in southern Mineral County, Nevada. It is located 30 miles east of the county seat at Hawthorne and five miles east of the community of Luning, Nevada. Paved state highway US95 provides road access to Reno, Nevada 160 miles to the north and Las Vegas, NV 290 miles to the southeast.

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

Depending on the ultimate extent of mineralization identified on the New York Canyon Project, the current claim base may be insufficient to support mining operations, tailings and waste storage and processing plants. Additional surface lands may be required for such operations. The existing infrastructure within the project area and the proximity to major centers such as Hawthorne and Reno are key factors in supporting mining operations.

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

Modern exploration began in 1964 when Banner Mining Company (“Banner”) drilled the Copper Queen and Champion mineral occurrences. During the mid-1960’s through to the late-1970’s, several mining companies explored the New York Canyon Project, primarily for the porphyry copper sulphide potential completing 124 holes totaling 106,000 feet. In the 1970's, Amax Inc., and later Conoco Inc. (“Conoco”), conducted significant exploration programs, completing 24 holes totaling 20,226 feet. A total of 15 holes were drilled to test the Long Shot Ridge occurrence. This historic drilling by Conoco, from 1977 to 1981, indicated 13.2 million tons of mineralized material with an average grade of 0.55% copper for the Longshot Ridge area and 142 million tons grading 0.35% and 0.015% molybdenum for the Copper Queen deposit. In 1979, Conoco conducted a preliminary metallurgical testing program for copper recovery using drill core. The Copper Queen deposit yielded average recoveries of 70% copper over the six day leach period. Acid consumptions varied with rock type: porphyry copper mineralized rock consumed 160 pounds sulphuric acid per ton while carbonate rich mineralized rock consumed 509 pounds of sulphuric acid (H2SO4) per ton. Copper oxide mineralized material provided recoveries ranging from 75.0% to 84.45% with acid consumption of 232 to 349 pounds H2SO4 per ton of ore.

Further exploration of the property was conducted between 1992 and 1997. Over this time, various joint venture partners primarily tested the Longshot Ridge and Copper Queen deposit areas with an additional 46 drill holes totaling 13,018 feet. In 1993, Peter Cowdery, PhD., P.Eng. of CORE Engineering and Associates conducted an estimate of the mineralized material at the Longshot Ridge copper oxide deposit for Kookaburra Resources Ltd. The CORE technical report indicated 17.7 million tons of mineralized material with an average grade of 0.55% copper using a 0.23% copper cutoff.

Prior to the acquisition of our interest in the New York Canyon Project, 129 drill holes totaling 93,858 feet of drilling had been completed on the property. Mountain States R & D International, Inc.’s simulated vat leach test on minus three-quarter inch copper mineralized material from Longshot Ridge indicated a 39.41% copper recovery with total acid consumption of 174.7 pounds per ton of mineralized material. The 1993 report states that at an average copper content of 0.57 percent, a ton of Long Shot Ridge mineralized material contains 11.4 pounds of copper.

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

The late Triassic age Gabbs Formation conformably overlies the Luning Formation. The Gabbs Formation is comprised of three members and consists of a sequence of thin bedded fossiliferous limestone, argillaceous limestone and calcareous tuffaceous siltstone totaling 400 feet thick at the type locality in New York Canyon.

The Sunrise Formation of Jurassic age conformably overlies the Gabbs Formation. The Sunrise is comprised of five members and consists of a sequence of quartz latite porphyry flows near the base, thin bedded limestones, siltstones, silty limestone, tuffaceous siltstone, shale and claystone totaling about 600 to 800 feet thick at New York Canyon and as much as 1,200 feet thick in the Pilot Mountains to the southeast. The Sunrise Formation is distinguished from the Gabbs Formation primarily by fossil type.

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

Property Geology at New York Canyon

The upper New York Canyon area consists primarily of Luning Formation limestone with the small area of Longshot Ridge overlain by rocks of the Gabbs and Sunrise Formations. These sedimentary units are in turn intruded by felsic sills and dikes. In the Longshot Ridge area the Luning Formation (Lfm) consists of thick-bedded limestone and dolomite, typically gray to tan colored units, which are exposed in the hillsides below the main ridge.

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

We are continuing to pursue our exploration program on the New York Canyon Project. Due to insufficient financing, we did not carry out our exploration program during the year ended June 30, 2008. The current work program for New York Canyon Project comprises of drilling an initial 56 holes at Longshot Ridge to outline the mineralized zone followed by 14 drill holes at Copper Queen to test the mineralization at depth there. Geophysical surveys are intended to cover the main areas of interest to develop further drill targets. Drilling to date at the Longshot Ridge copper deposit has confirmed and expanded on the known extent of the copper oxide mineralization, which is exposed at surface and has been tested to depths up to 400 feet. With the exception of holes 06-13R and 06-14R, all drill holes completed in 2006 have indicated the consistent and wide spread nature of the copper mineralization at Longshot Ridge. The recent data is being incorporated into the overall New York Canyon Project database in order to develop a resource estimate of the copper content at Longshot Ridge.

Previous Exploration Work Completed on the New York Canyon Project

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

Mr. Wright notes that the mineralized zones and associated magnetic high areas are relative chargeability lows surrounded by very large chargeability high areas. Low resistivity has a direct correlation with all mineralized zones and active magnetic areas. Through his compilation and interpretation of the geophysical survey data, Mr. Wright developed target criteria based upon geophysical characteristics. Based on these selection criteria, nine target zones are identified that require follow up drill testing. The targets show consistent line to line correlation with structures or magnetic trends and are in areas that have not been previously drilled. Mr. Wright has recommended 14 drill holes totaling 5,320 metres to test these target zones. Our drilling has indicated that the mineralized systems have not as yet been thoroughly evaluated and substantial drilling is required to outline the extent of mineralization at Copper Queen, Champion and Longshot Ridge. The geophysical surveys provide further evidence that these three key mineralized zones may form part of the same system offset by basin and range structures and that there are additional targets that require further evaluation.

We contracted Leroy Kay Drilling of Yerington, Nevada to provide core drilling services at the New York Canyon Project in 2006. Mr. Kay has provided drilling services to us for the past two years and began core drilling operations at the New York Canyon Project in early May, 2006. Drill core is expected to allow thorough geological modeling of both the Longshot Ridge Claims copper oxide skarn system and the Copper Queen Claims copper-molybdenum porphyry mineralized area. Core samples will be used for metallurgical testing in order to identify a beneficial copper extraction technique in the oxide mineralized zones. Equipment and crew were mobilized to the project site at the end of March, with drilling commencing April 3, 2006. Drilling, grid work, geophysical surveys and permitting were ongoing during April and continued to June, 2006.

In fiscal 2007, the following results were received by Canyon Copper from re-analyses conducted on all pulps generated from the 2006 drill program:

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

ITEM 3.            LEGAL PROCEEDINGS.

On May 25, 2005, the United States Securities and Exchange Commission (the “SEC”) issued a formal order of private investigation to Canyon Copper Corp. (formerly “Aberdene Mines Limited”). In connection with the investigation order, we received subpoenas from the SEC requesting the production of certain of our documents, relating to, among other things, our transactions with Langley Park, PLC and the principals of Langley Park, PLC, certain of our news releases and certain materials sent to our stockholders. Effective October 23, 2007, the SEC informed us that it completed its investigation and did not intend to seek any enforcement action against us.

On December 20, 2005, the British Columbia Securities Commission (the “BCSC”) issued a formal investigation order to Canyon Copper and certain of our former officers pursuant to the Securities Act of British Columbia in connection with certain news releases and materials sent to our stockholders in 2004. We are cooperating fully with the BCSC inquiry and have submitted all requested documents in connection with the investigation to date. Effective October 3, 2007, the BCSC informed us that it completed its investigation and did not intend to seek any enforcement action against us.

On January 29, 2007, we received a statement of claim filed in the Ontario Superior Court of Justice from a company claiming unpaid investor relations fees of $25,916 and requesting the balance of an alleged retainer of $84,000. Canyon Copper is vigorously disputing this claim and believes this action is without merit.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Quotations for our common stock are currently on the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “CYOO.” The high and the low bid prices for our shares for the last two fiscal years of actual trading, as quoted in the OTC Bulletin Board, as applicable, were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2007	0.60	0.28
2nd Quarter 2007	0.34	0.21
3rd Quarter 2007	0.355	0.24
4th Quarter 2007	0.37	0.28
1st Quarter 2008	0.32	0.15
2nd Quarter 2008	0.30	0.11
3rd Quarter 2008	0.24	0.13
4th Quarter 2008	0.16	0.08

Quotations entered on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As of September 22, 2008, we had 77 registered stockholders holding 76,981,399 of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

All unregistered sales of our equity securities made during the fiscal year ended June 30, 2008 have been previously reported in our Quarterly Reports on Form 10-Q or Form 10-QSB and our Current Reports on Form 8-K.

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net loss of $1,216,504 for the year ended June 30, 2008 and have an accumulated deficit of $17,076,472 since inception. As at June 30, 2008, we had cash of $15,580 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,200,000.

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

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended June 30
			Percentage
	2008	2007	Increase / Decrease
Revenue	$-	$-	n/a
Operating Expenses	(1,193,792)	(1,617,880)	(26.2)%
Other Income (Expense)	(22,712)	(559,398)	(95.9)%
Net Income (Loss)	$(1,216,504)	$(2,177,278)	(44.1)%

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

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended June 30
			Percentage
	2008	2007	Increase / Decrease
Operating expenses:
Depreciation	$-	$-	n/a
Foreign exchange loss (gain)	3,568	8,448	(57.8)%
General and administrative	911,796	638,380	42.8%
Impairment of mineral property costs	-	477,588	(100)%
Impairment loss on equipment	-	10,811	(100)%
Mineral exploration costs	278,428	482,653	(42.3)%
Sub-total	$1,193,792	$1,617,880	(26.2)%
Other expenses:
Accretion of discounts on convertible debt	$142,954	$235,633	(39.3)%
(Gain) Loss on change in fair values of	(101,685)	(3,641)	2,692.8%
beneficial conversion features
Interest expense	85,849	103,353	(16.9)%
Recovery of loss (impairment loss) on investment	(104,406)	224,053	(146.6)%
securities
Sub-total	$22,712	$559,398	(95.9)%
Total Expenses	$1,216,504	$2,177,278	(44.1)%

We incurred operating expenses in the amount of $1,193,792 for the fiscal year ended June 30, 2008 as compared to $1,617,880 for the fiscal year ended June 30, 2007.

General and administration expenses consist of consulting fees, professional fees and stock based compensation. Our general and administration expenses increased during the year ended June 30, 2008 due to the fact that we recorded stock based compensation of $578,932. We also entered into management consultant agreements with our Chief Executive Officer and President. Under the terms of the management consultant agreements, we agreed to pay our Chief Executive Officer and our President a consulting fee of CDN $5,000 per month. We did not incur any consulting fees to our Chief Executive Officer and our President during the year ended June 30, 2007.

Mineral exploration costs consisted of mineral lease payments in connection with our New York Canyon Project. Our mineral exploration costs decreased during the year ended June 30, 2007 due to the fact that we did not conduct exploration work on the New York Canyon Project in fiscal 2008.

During the year ended June 30, 2008, we received proceeds of $104,406 from the dissolution of Langley Park. In fiscal 2007, we recognized an impairment loss of $224,503 on our 1,027,974 Langley Park shares.

We anticipate that the expenses will increase over the next twelve months due to our ongoing planned exploration activities on the New York Canyon Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At June, 2008	At June 30, 2007	Increase / Decrease
Current Assets	$26,015	$50,324	(48.3)%
Current Liabilities	(1,404,372)	(1,140,201)	23.1%
Working Capital Surplus (Deficit)	$(1,378,357)	$(1,089,877)	26.5%

Cash Flows
	Year Ended	Year Ended
	June 30, 2008	June 30, 2007
Cash Flows used in Operating Activities	$(368,821)	$(1,274,264)
Cash Flows used in Investing Activities	-	(293,138)
Cash Flows provided by Financing Activities	350,000	1,462,053
Net Increase (decrease) in Cash During Period	$(18,821)	$(105,349)

The increase in our working capital deficit from $1,089,877 as at June 30, 2007 to a working capital deficit of $1,378,357 as at June 30, 2008 was primarily a result of our inability to obtain sufficient financing to fund our planned mineral exploration program. During the year ended June 30, 2008 we raised $350,000 from debt and equity financings to fund our mineral lease payments and for general and administrative expenses.

On August 13, 2007, we completed the sale of 1,200,000 units to one investor for total proceeds of $300,000.

We also received the following loans from Mr. Harvey, our Chief Executive Officer and Chairman:

(a)	a loan of $25,000, bearing interest at a rate of 15% per annum and due on or before October 1, 2008; and

(b)	a loan of CDN $25,000, bearing interest at a rate of 15% per annum and due on or before November 8, 2008.

Subsequent to our year ended June 30, 2008, we received a loan of $25,000 CDN from Mr. Harvey. The loan bears interest at a rate of 15% per annum and is due on or before January 7, 2009. In addition, we also completed the sale of 5,000,000 Units for total proceeds of $500,000.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net loss of $1,216,504 for the year ended June 30, 2008 and have an accumulated deficit of $17,076,472 since inception. As at June 30, 2008, we had cash of $15,580 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,200,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures. There is no assurance that we will be able to obtain additional financing in the future.

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

ITEM 8.             FINANCIAL STATEMENTS AND SUPLEMENTARY DATA.

Index to Financial Statements

1.	Report of Independent Registered Public Accounting Firm:

2.	Audited Financial Statements for the year ended June 30, 2008, including:

	a.	Balance Sheets as at June 30, 2008 and 2007;

	b.	Statements of Operations for the years ended June 30, 2008 and 2007 and accumulated from inception to June 30, 2008;

	c.	Statements of Cash Flows for the years ended June 30, 2008 and 2007 and accumulated from inception to June 30, 2008;

	d.	Statement of Stockholders’ Equity (Deficit) for the period from inception to June 30, 2008; and

	e.	Notes to the Financial Statements.

Canyon Copper Corp.
(An Exploration Stage Company)

June 30, 2008

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors
of Canyon Copper Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Canyon Copper Corp. (An Exploration Stage Company) as of June 30, 2008 and 2007 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated for the period from January 21, 2000 (Date of Inception) to June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canyon Copper Corp. (An Exploration Stage Company), as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and accumulated for the period from January 21, 2000 (Date of Inception) to June 30, 2008, in conformity with generally accepted accounting principles used in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue, has a working capital deficit and has incurred significant operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 26, 2008

Canyon Copper Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	June 30,	June 30,
	2008	2007
	$	$
ASSETS

Current Assets

Cash	15,580	34,401
Prepaid expenses and deposits	10,435	15,923

Total Assets	26,015	50,324

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Notes 5(d) and (e))	376,835	222,153
Accrued liabilities (Note 4)	143,979	64,829
Due to related parties (Note 5)	145,046	108,957
Convertible debt, less unaccreted discount of $72,506 and
$63,958, respectively (Note 6)	647,495	703,061
Derivative liabilities (Note 6)	91,017	41,201

Total Current Liabilities	1,404,372	1,140,201

Convertible debt (Note 6)	49,092	-

Total Liabilities	1,453,464	1,140,201

Contingencies (Notes 1 and 10)

Stockholders’ Deficit

Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 500,000 shares	5	5

Common Stock
Authorized: 500,000,000 shares, par value $0.00001
Issued and outstanding: 71,981,399 shares
(June 30, 2007 - 70,781,399 shares)	720	708

Additional Paid-in Capital	15,648,298	14,769,378

Deficit Accumulated During the Exploration Stage	(17,076,472)	(15,859,968)

Total Stockholders’ Deficit	(1,427,449)	(1,089,877)

Total Liabilities and Stockholders’ Deficit	26,015	50,324

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from
	January 21, 2000	For the
	(Date of Inception)	Year Ended
	to June 30,	June 30,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses

Depreciation	5,540	–	–
Foreign exchange loss (gain)	(14,796)	3,568	8,448
General and administrative (Note 5)	8,382,308	911,796	638,380
Impairment of mineral property costs	2,759,130	–	477,588
Impairment of property and equipment	10,811	–	10,811
Mineral exploration costs	4,358,751	278,428	482,653

Total Operating Expenses	15,501,744	1,193,792	1,617,880

Operating Loss	(15,501,744)	(1,193,792)	(1,617,880)

Other Income (Expense)

Accretion of discounts on convertible debt	(558,770)	(142,954)	(235,633)
Gain on change in fair values of beneficial conversion features	105,326	101,685	3,641
Interest expense	(232,357)	(85,849)	(103,353)
Loss on sale of investment securities	(411,430)	–	–
Loss on settlement of debt	(2,871)	–	–
Recovery of loss (impairment loss) on investment securities	(474,626)	104,406	(224,053)

Total Other Income (Expense)	(1,574,728)	(22,712)	(559,398)

Net Loss	(17,076,472)	(1,216,504)	(2,177,278)

Net Loss Per Share – Basic and Diluted		(0.02)	(0.03)

Weighted Average Shares Outstanding		71,834,000	66,913,000

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from
	January 21, 2000	For the
	(Date of Inception)	Year Ended
	to June 30,	June 30,
	2008	2008	2007
	$	$	$
Operating Activities

Net loss	(17,076,472)	(1,216,504)	(2,177,278)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discounts on convertible debt	558,770	142,954	235,633
Amortization of deferred financing costs	27,475	–	27,475
Bad debt expense	3,000	–	3,000
Depreciation	5,540	–	–
Foreign exchange translation loss on debt	(23,039)	2,656	–
Gain on change in fair values of beneficial conversion features	(105,326)	(101,685)	(3,641)
Loss on sale of investment securities	411,430	–	–
Loss on settlement of related party debt	2,871	–	–
Impairment loss on investment securities	579,032	–	224,053
Impairment of mineral property costs	2,747,630	–	466,088
Impairment of property and equipment	10,811	–	10,811
Stock-based compensation	4,509,490	578,932	–

Changes in operating assets and liabilities:

Amount receivable	(3,000)	–	–
Prepaid expenses and deposits	(10,435)	5,488	10,439
Accounts payable and accrued liabilities	597,350	148,663	(152,500)
Due to related parties	256,750	70,675	81,656

Net Cash Used in Operating Activities	(7,508,123)	(368,821)	(1,274,264)

Investing Activities

Acquisition of mineral properties	(413,138)	–	(293,138)
Proceeds received on sale of investment securities	417,251	–	–
Purchase of property and equipment	(16,351)	–	–

Net Cash Used in Investing Activities	(12,238)	–	(293,138)

Financing Activities

Advances from related parties	147,019	–	147,019
Proceeds from issuance of convertible debentures	1,684,655	–	500,000
Proceeds from issuance of notes and loans payable	423,788	50,000	373,790
Repayment of notes payable	(230,281)	–	(230,281)
Debt financing costs	(250,143)	–	(27,475)
Issuance of common stock	5,760,903	300,000	699,000

Net Cash Provided by Financing Activities	7,535,941	350,000	1,462,053

Increase (Decrease) in Cash	15,580	(18,821)	(105,349)

Cash – Beginning of Period	–	34,401	139,750

Cash – End of Period	15,580	15,580	34,401

Non-cash Investing and Financing Activities:
Preferred stock issued for investment securities	1,535,575	–	–
Investment securities used to pay the finder’s fee for the preferred stock
issuance	153,557	–	–
Common stock subscribed to settle debt	547,737	–	449,534
Common stock issued for mineral property lease	2,334,492	–	172,950

Supplemental Disclosures:
Interest paid	22,471	–	22,471
Income taxes paid	–	–	–

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2008
(Expressed in U.S. dollars)

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
From January 21, 2000 (Date of Inception) to June 30, 2008
(Expressed in U.S. dollars)

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
From January 21, 2000 (Date of Inception) to June 30, 2008
(Expressed in U.S. dollars)

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

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2008
(Expressed in U.S. dollars)

								Deficit
							Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Other	During the
		Par		Par	Paid-in	Stock	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$

Balance – June 30, 2007	500,000	5	70,781,399	708	14,769,378	–	–	(15,859,968)	(1,089,877)

Issuance of stock for cash at
$0.25 per share	–	–	1,200,000	12	299,988	–	–	–	300,000

Fair value of stock options
granted	–	–	–	–	578,932	–	–	–	578,932

Net loss for the year	–	–	–	–	–	–	–	(1,216,504)	(1,216,504)

Balance – June 30, 2008	500,000	5	71,981,399	720	15,648,298	–	–	(17,076,472)	(1,427,449)

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Canyon Copper Corp., (the “Company”), was incorporated in the State of Nevada, U.S.A. on January 21, 2000 under the name Aberdene Mines Limited. On August 7, 2006, the Company changed its name to Canyon Copper Corp. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”), No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business plan is to acquire, explore and develop mineral properties and ultimately seek earnings by exploiting mineral claims.

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. As at June 30, 2008, the Company has a working capital deficit of $1,378,357 and has accumulated losses of $17,076,472 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan for the next twelve months is to continue initial exploration activities on the New York Canyon Project in Nevada. The agreements pursuant to which the Company acquired its interests in the New York Canyon Project provide for a series of cash payments, the issue of certain shares over certain time periods, and the expenditure of certain minimum amounts on the exploration of the properties or contribute its share of ongoing expenditures. If the Company fails to make such payments or expenditures in a timely fashion it may lose its interest in those properties. As at June 30, 2008, the Company had cash of $15,580 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $3,200,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than- temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary. During the year ended June 30, 2007, there was an other-than-temporary decline in the fair value of the Company’s sole investment security and the Company realized a loss of $224,053. During the year ended June 30, 2008, the Company received proceeds of $104,406 from the sale of the investment security previously written off.

	e)	Mineral Property Costs

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

	g)	Asset Retirement Obligations

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

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, due to related parties, derivative liabilities, and convertible debt were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company is not exposed to significant interest rate, currency exchange rate or credit risk arising from these financial instruments.

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

	k)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2008 and 2007, the Company had no items that represent comprehensive income.

	l)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totalled 9,775,000 as at June 30, 2008 (17,569,000 as at June 30, 2007).

	m)	Stock-based Compensation

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk- management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No.141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for- sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recent Accounting Pronouncements (continued)

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

	o)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Mineral Properties

a)

The Company owns a 100% interest, subject to a 2% net smelter royalty, in the New York Canyon Copper Project located in Mineral County, Nevada. The Company acquired its interest by making cash payments of $460,000, issuing 2,000,000 shares at a fair value of $1,495,000, and incurring $2,000,000 in exploration expenditures.

In addition the Company was assigned two lease agreements in which the Company must make quarterly lease payments. On October 9, 2004, a lease agreement was entered into with Tammy Gentry and Pat Hannigan on the Copper Queen #2 patented claim located within the overall New York Canyon property. The term of the lease is nine years. As required by the lease agreement, there was an initial payment of $1,000, with quarterly payments of $1,500 commencing October 1, 2004. The Company also has the right to purchase the claim for $50,000 at any time during the term of the lease agreement and that all quarterly payment made shall be applied to the purchase price.

On January 1, 2005, a lease agreement was entered into with Clifford DeGraw and Richard Markiewicz on the Mildred and Copper Queen #1 patented claims located within the overall New York Canyon property. The term of the lease is seven years. As required by the lease agreement, there was an initial payment of $2,500, with quarterly payments commencing April 1, 2005 and required so long as the lease agreement remains in effect as follows: $2,500 per quarter during the first year; $3,500 per quarter during the second year; $4,000 per quarter during the third year; $5,000 per quarter during the fourth year; and $7,500 per quarter thereafter. The Company also has the right to purchase the claims for $130,000 at any time during the term of the lease agreement and that all quarterly payments made shall be applied to the purchase price.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

3.	Mineral Properties (continued)

b)

On July 21, 2004, the Company entered into a fifteen-year renewable lease agreement, which gives the Company the right of exploration for and production of minerals in eighteen mineral claims owned by the lessor. The mineral claims are located within the area of the Company’s New York Canyon Copper Project. Under the terms of the agreement, the Company must make cash payments of $25,000 on execution of the agreement (paid). On the first anniversary of the execution of the agreement, the Company must make payments to the lessor of $1,000 per month, $2,000 per month after the second anniversary and $3,000 per month after the third anniversary for as long as the lease is in effect. In addition, at six and twenty-four months after the execution of the agreement the Company will give the lessor, respectively, 10,000 shares (issued at a fair value of $3,500 in fiscal 2005) and 15,000 shares (issued at a fair value of $7,950 in fiscal 2007) of the Company’s common stock. This agreement is subject to a Net Smelter Interest payable to two parties (1.75% Net Smelter Royalty (“NSR”) + 0.5% NSR). The 1.75% is terminated upon payments of $2,000,000; then the second party will retain 1.5% NSR which will revert to 0.5% after an additional $2,000,000 is paid.

4.	Accrued Liabilities

	June 30,	June 30,
	2008	2007
	$	$

Interest accrued on debt	135,370	48,980
Professional fees and other accruals	8,609	15,849

	143,979	64,829

5.	Related Party Transactions

a)

As at June 30, 2008, the Company was indebted to the President of the Company for $34,364 (Cdn$35,000) (2007 - $Nil) of consulting fees. The amount due is non-interest bearing, unsecured and due on demand.

	b)	As at June 30, 2008, the Company was indebted to the Chief Executive Officer of the Company for $110,224 (2007 - $23,509), which consists of the following amounts:

		i)	$36,132 (Cdn$36,800) (2007 - $Nil) for consulting fees, which is non-interest bearing, unsecured and due on demand;

		ii)	$24,546 (Cdn$25,000) (2007 - $23,509) in advances for working capital purposes which bears interest at 15% per annum, is unsecured and due on demand;

		iii)	$24,546 (Cdn$25,000) (2007 - $Nil) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on November 8, 2008; and

		iv)	$25,000 (2007 - $Nil) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on October 1, 2008.

Refer to Note 6(a) for convertible debt owing the Chief Executive Officer of the Company.

c)

As at June 30, 2008, the Company was indebted to the Chief Financial Officer of the Company for $458 (2007 - $278) of general and administrative expenses. The amounts due are non-interest bearing, unsecured and due on demand.

d)

As at June 30, 2008, $70,190 is owed to a former Vice President of Finance of the Company and is included in accounts payable. As at June 30, 2007, this amount was included in due to related parties. The amount due is non-interest bearing, unsecured and due on demand.

e)

As at June 30, 2008, $9,980 is owed to a former Vice President of the Company and is included in accounts payable. As at June 30, 2007, $14,980 was included in due to related parties. The amount due is non- interest bearing, unsecured and due on demand.

f)

During the year ended June 30, 2008, the Company incurred consulting fees of $36,413 (2007 - $nil), $34,787 (2007 - $nil), and $69,630 (2007 - $58,830) to the Chief Executive Officer of the Company, President of the Company, and Chief Financial Officer, respectively.

g)	During the year ended June 30, 2007, the Company incurred consulting fees of $120,000 and $24,450 to the former Vice President of the Company, and the former President of the Company, respectively.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

6.	Convertible Debt

a)

On March 14, 2007, the Chief Executive Officer of the Company advanced $100,000 to the Company. On April 25, 2007, the Chief Executive Officer loaned the Company a further $49,092 (Cdn$50,000). This loan bears interest at a rate of 15% per annum, is unsecured and due on demand. On April 25, 2007, the Company secured these loans by issuing convertible notes. The notes were due on March 14, 2008 and April 25, 2008, respectively, and are convertible at $0.30 per unit with each unit to consist of one common share and one share purchase warrant exercisable at $0.35 per common share for a period of two years. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, (“EITF 98-5”) the Company recognized the intrinsic value of the embedded beneficial conversion feature of $43,707 as additional paid-in capital and an equivalent discount which was expensed over the term of the convertible loans. During the year ended June 30, 2008, the Company recorded accretion of $35,123, increasing the carrying value of the convertible loans to $149,092. On May 9, 2008, the maturity date on the notes was extended to June 14, 2009 and July 25, 2009, respectively. These modifications had no accounting impact.

b)

On September 12, 2006, the Company entered into a convertible loan agreement with Aton Ventures Fund Ltd. (“Aton”) pursuant to which the Company received a loan of $250,000 from Aton. On September 11, 2006, the Company entered into a convertible loan agreement with Asset Protection Fund Ltd. (“APF”) pursuant to which the Company received a loan of $250,000 from APF. The Aton loan was to mature on December 12, 2006 and the APF loan was to mature on December 11, 2006. Both loans bear interest at 8% per annum and were convertible at the option of the lender at any time prior to maturity into shares of common stock at a price of $0.30 per share. In accordance with EITF 98-5, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $175,000 as additional paid-in capital and an equivalent discount which was being expensed over the term of the convertible loans.

On November 27, 2006, the convertible loans were amended to modify the conversion privileges and the maturity date for the APF loan was extended to April 11, 2007 and the maturity date for the Aton loan was extended to April 12, 2007. The loans were convertible into units at the lesser of $0.30 per unit or the closing price of the Company’s shares on the business day preceding the date that the Company receives a notice of conversion. Each unit will consist of one share of common stock and one half of a share purchase warrant. Each whole share purchase warrant is exercisable at $0.40 per common share for a period of one year from the date of issuance. In accordance with EITF 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, (“EITF 96-19”) the Company deemed the terms of the amendment to be substantially different and treated the original convertible loans extinguished and exchanged for new convertible loans. The Company determined that the conversion feature of the convertible loans met the criteria of an embedded derivative and therefore the conversion features of the loans needed to be bifurcated and accounted for as a derivative. The Company recorded accretion of the discount of $148,077 up to November 27, 2006. On November 27, 2006, the Company recognized the difference of $44,843 between the fair value of the conversion feature before and after the amendment. The Company will adjust the carrying value of the conversion feature to its fair value at each reporting date.

On April 11, 2007, the maturity date of the APF loan was extended to October 11, 2007 and on April 12, 2007 the maturity date of the Aton loan was extended to October 12, 2007. In accordance with EITF 06-6 “Debtor’s Accounting for a Modification or Exchange of (Convertible) Debt Instruments” (EITF 06-6”), the Company determined it should not apply extinguishment accounting as the fair value of the embedded conversion option was not greater than 10% of the carrying amount of the original debt instrument immediately prior to the modification. To October 12, 2007, the Company recorded accretion of the discount of $71,766 increasing the carrying value of the convertible loans to $500,000.

On November 30, 2007, the maturity date of the APF loan was extended to January 11, 2009 and the maturity date of the Aton loan was extended to January 12, 2009. In accordance with EITF 06-6, the Company determined it should apply extinguishment accounting as the fair value of the embedded conversion option was greater than 10% of the carrying amount of the original debt instrument immediately prior to the modification. On November 30, 2007, the Company recognized a gain of $41,201 upon extinguishment of the modified debt. In addition, the Company recognized a discount of $151,502 and increased the derivative liability to $151,502. During the year ended June 30, 2008, the Company recorded accretion of the discount of $78,996 increasing the carrying value of the convertible loans to $427,494. The Company recorded a gain on the change in the fair values of the derivative liabilities of $60,484 during the year ended June 30, 2008, decreasing the fair value of the derivative liabilities to $91,017. The outstanding amounts under the loans may be repaid, in whole or in part, at any time at the option of Company without penalty. For as long as the loans remain outstanding the Company has agreed not to mortgage, pledge or otherwise encumber its interest in its minerals claims in the State of Nevada without the consent of its lenders. Proceeds of the loans are to be used for working capital purposes to fund the Company’s continued operations.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

6.	Convertible Debt (continued)

c)

On March 20, 2007, the Company received a loan of $120,000 from Aton Select Fund Limited. The loan bears interest at a rate of 15% per annum, was unsecured and due on demand. On April 25, 2007, the Company secured this loan by issuing a convertible note. The note is due on March 20, 2008 and is convertible at $0.30 per unit with each unit to consist of one common share and one share purchase warrant exercisable at $0.35 per common shares for a period of two years. In accordance with EITF 98-5, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $36,041 as additional paid-in capital and an equivalent discount which was expensed over the term of the convertible loan. During the year ended June 30, 2008, the Company recorded accretion of the discount of $36,041 increasing the carrying value of the convertible loan to $120,000. On May 9, 2008, the maturity date on the note was extended to June 20, 2009. This modification had no accounting impact.

7.	Common Stock

For the year ended June 30, 2008:

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

b)

On June 29, 2007, the Company issued 1,376,936 shares of common stock and 1,376,936 share purchase warrants to settle $344,234 of outstanding principal and interest of debentures. The share purchase warrants are exercisable at a price of $0.30 per common share for a period of two years.

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

e)

On March 15, 2007, the Company issued 500,000 shares of common stock at a fair value of $165,000 as a minimum advanced royalty payment pursuant to the terms of the mineral property agreement entered into on July 21, 2004. Refer to Note 3(b).

f)

On February 28, 2007, the Company issued 166,667 units at $0.30 per unit for proceeds of $50,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at a price of $0.30 per common share expiring one year from the date of issuance.

For the year ended June 30, 2007:

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

i)

On July 21, 2006, the Company issued 15,000 shares of common stock at a fair value of $7,950 as a minimum advanced royalty payment pursuant to the terms of the mineral property agreement entered into on July 21, 2004. Refer to Note 3(b).

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

8.	Stock Options

On December 3, 2007, the Company established a 2007 Stock Incentive Plan (the “2007 Plan”) to issue up to a maximum of 7,000,000 shares of common stock. The maximum aggregate number of shares of common stock that may be optioned and sold under the 2007 Plan will be increased effective the first day of each of the Company’s fiscal quarters commencing January 1, 2008, by an amount equal the lesser of (i) 10% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter, or (ii) a lesser number of shares of common stock as determined by the board of directors. The exercise price for consultants cannot be less than 85% of the fair market value of the common stock on the grant date. The exercise price for all others can not be less than 100% of the fair market value of the common stock on the grant date for incentive stock options and can not be less than 85% of the fair market value of the common stock on the grant date for non-qualified stock options. The Plan Administrator shall establish the option term or, if not so established, shall be ten years from the grant date. As at June 30, 2008, the Company had 3,325,000 stock options available for granting pursuant to the 2007 Plan.

On April 5, 2006, the Company established a 2006 Stock Incentive Plan (the “2006 Plan”) to issue up to a maximum of 10,000,000 shares of common stock. The maximum aggregate number of shares of common stock that may be optioned and sold under the 2006 Plan will be increased effective the first day of each of the Company’s fiscal quarters commencing April 1, 2006, by an amount equal the lesser of (i) 15% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter, or (ii) a lesser number of shares of common stock as determined by the board of directors. The exercise price for consultants cannot be less than 75% of the fair market value of the common stock on the grant date. The exercise price for all others can not be less than 100% of the fair market value of the common stock on the grant date for incentive stock options and can not be less than 75% of the fair market value of the common stock on the grant date for non-qualified stock options. The Plan Administrator shall establish the option term or, if not so established, shall be ten years from the grant date. As at June 30, 2008, the Company had 2,423,750 stock options available for granting pursuant to the 2006 Plan.

The Company’s 2004 Non-qualified Stock Option Plan (the “2004 Plan”) is intended to provide incentives to employees, directors and consultants by providing them with opportunities to purchase shares of our common stock. The 2004 Plan is effective as of June 17, 2004 and all stock options granted under the 2004 Plan must be granted within ten years from the date the 2004 Plan was adopted. The Company originally registered the 2004 Plan on June 17, 2004 pursuant to a registration statement on Form S-8. Effective April 6, 2005, the Company amended the 2004 Plan and increased the total of common shares reserved for issuance under the 2004 Plan from one million to a total of four million common shares. The Board of Directors is authorized to administer the 2004 Plan. In doing so, the Board of Directors may: (i) designate optionees; (ii) determine the terms and provisions of respective option agreements (which need not be identical) including, but not limited to, the number of shares to be covered by each option, provisions concerning the time or times when and the extent to which the options may be exercised, and the nature and duration of restrictions as to transferability or restrictions constituting substantial risk of forfeiture; (iii) accelerate the right of an optionee to exercise, in whole or in part, any previously granted option; (iv) interpret the provisions and supervise the administration of the 2004 Plan; (v) determine the fair market value of shares issuable under the 2004 Plan; (vi) designate the type of options to be granted to an optionee; and (vii) determine any other matter which is necessary or desirable for, or incidental to, the administration of the 2004 Plan. As at June 30, 2008, the Company had 2,500,000 stock options available for granting pursuant to the 2004 Plan.

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

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

8.	Stock Options (continued)

A summary of the Company’s stock option activity is as follows:

		Weighted Average	Aggregate
	Number of	Exercise Price	Intrinsic Value
	Options	$	$
Outstanding, June 30, 2006	11,400,000	0.45
Exercised	(200,000)	0.50
Forfeited	(2,500,000)	0.38
Outstanding, June 30, 2007	8,700,000	0.47
Granted	3,675,000	0.25
Expired	(4,200,000)	0.45
Cancelled	(4,000,000)	0.50
Outstanding, June 30, 2008	4,175,000	0.26	–
Exercisable, June 30, 2008	4,175,000	0.26	–

As at June 30, 2008, the weighted average remaining contractual life of the outstanding stock options is 3.83 years.

As at June 30, 2008, the Company had no unvested options outstanding.

During the year ended June 30, 2008 and 2007, the Company recorded stock-based compensation of $578,932 and $Nil, respectively, as general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the years ended June 30, 2008 and 2007 were $0.16 and $Nil per share, respectively. The weighted average assumptions used are as follows:

	Years Ended
	June 30,	June 30,
	2008	2007

Expected dividend yield	0%	–
Risk-free interest rate	3.13%	–
Expected volatility	111%	–
Expected option life (in years)	4.65	–

9.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$

Balance, June 30, 2006	4,475,000	0.50

Issued	4,560,803	0.30

Balance, June 30, 2007	9,035,803	0.40

Issued	1,200,000	0.30
Expired	(8,869,136)	0.40

Balance, June 30, 2008	1,366,667	0.31

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

9.	Share Purchase Warrants (continued)

As at June 30, 2008, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date

166,667	0.40	August 28, 2008
1,200,000	0.30	August 15, 2009

1,366,667

10.	Legal Proceeding

On January 23, 2007, Focused Investor Relations Marketing Inc. commenced an action in Ontario, Canada against the Company seeking payment in the amount of $84,000 pursuant to an oral agreement. The Company believes that this action is without merit and will defend its position vigorously.

11.	Income Taxes

The Company has net operating losses carried forward of $5,685,958 available to offset taxable income in future years which expire beginning in fiscal 2020.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	June 30,	June 30,
	2008	2007
	$	$
Net loss before income taxes per financial statements	(1,216,504)	(2,177,278)
Income tax rate	35%	35%
Income tax recovery	425,776	762,047
Permanent differences	(217,071)	(81,197)
Change in valuation allowance	(208,705)	(680,850)
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at June 30, 2008 and 2007 are as follows:

	June 30,	June 30,
	2008	2007
	$	$

Mineral property costs	2,491,258	2,393,809
Net operating losses carried forward	1,990,085	1,878,829

Valuation allowance	(4,481,343)	(4,272,638)

Net deferred income tax asset	–	–

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

12.	Subsequent Events

	a)	On July 7, 2008, the CEO of the Company loaned the Company Cdn$25,000. The loan bears interest at a rate of 15% per annum, is secured by a promissory note, and is due on January 7, 2009.

b)

On August 21, 2008, the Company completed a non-brokered private placement of 5,000,000 units at a price of $0.10 per unit. Each unit consisted of one share of common stock and one share purchase warrant with each warrant entitling the purchaser to acquire an additional share of common stock at a price of $0.12 per share for a period of two years.

ITEM 9.             IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9AT.       CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Insufficient Written Policies & Procedures: We have insufficient written policies and procedures for accounting and financial reporting.

Inadequate Financial Statement Closing Process: We have an inadequate financial statement closing process.

Audit Committee & Lack of Audit Committee Financial Expert: Our audit committee has deficiencies due to the fact that they do no meet on a frequent basis to approve significant events or transactions, and our audit committee does not have an audit committee financial expert.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (4) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and the Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and the Chief Financial Officer, do not expect that the our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B.         OTHER INFORMATION.

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their respective ages and titles are as follows:

NAME Of DIRECTOR / OFFICER	AGE	POSITION
Anthony Harvey	74	Director, Chairman and Chief Executive Officer
Benjamin Ainsworth	67	Director, President And Secretary
Kurt Bordian	40	Chief Financial Officer and Treasurer
Andrew Malim	65	Director
Bryan Wilson	58	Director
John Carlesso	44	Director
Milton Datsopoulos	68	Director

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

Mr. Harvey is presently the founder and board member of ARH Management Limited, which has provided management and consulting services to the resource industry. Also, Mr. Harvey was a director of Terra Energy Inc. (TTR-TSX.V) from August 2002 to May 2007, a petroleum and natural gas company based in Calgary, Alberta, and is currently chairman and a director of ESO Uranium Corp. (ESO-TSX.V), a uranium exploration company with properties located in Saskatchewan and Northeastern Ontario.

Mr. Harvey was a former founder, president and chairman of Azco Mining Inc. (AZCO-TSX/AMEX) from 1988 to 2000, former founder, chairman and director of Oremex Resources Inc. (ORM-TSX.V), and former chairman and director of Lakeshore Gold Corp. (LSG-TSX).

Benjamin Ainsworth (Director, President and Secretary): On May 30, 2006, Mr. Benjamin Ainsworth was appointed as our Secretary and a member of our Board of Directors. Since November 7, 2007, Mr. Ainsworth has served as our President.

Mr. Ainsworth is a senior geologist and mining consultant who has been involved in the mining industry for over thirty-five years. Mr. Ainsworth joined Placer Development in 1965 and held positions of Senior Geologist, Chief Geochemist, Exploration Manager – Eastern Canada, Exploration Manager – Chile, and President – Placer Chile, South America. Throughout the 1970’s, Mr. Ainsworth was involved in the design, budgeting and implementation of exploration programs that included large and small drill programs, geophysical surveys, geological mapping, geochemical surveys, and a full range of project evaluation studies.

Mr. Ainsworth is the principal, senior geologist and mining consultant of Ainsworth Jenkins Holdings Inc. The consulting firm has been responsible for concept, design and implementation of a number of exploration projects. Since November 1995, Mr. Ainsworth has been a director of BHR Buffalo Head Resources Ltd. (BHR.H-NEX). Mr. Ainsworth is also a director of several reporting companies including ESO Uranium Corp. (ESO-TSX.V), Columbia Yukon Explorations Inc. (CYU-TSX.V), Consolidated Venturex Holdings Ltd. (CVA-TSX.V), and Sultan Minerals Inc. (SUL-TSX.V) and Hathor Exploration Ltd. (HAT-TSX.V)

Mr. Ainsworth is a registered Professional Engineer in the Province of British Columbia and is a Canadian citizen by naturalization.

Kurt Bordian (Chief Financial Officer and Treasurer): Mr. Kurt Bordian was appointed as our Chief Financial Officer on January 6, 2006 and as our Treasurer on November 7, 2007. Mr. Bordian is responsible for our financial management functions. He has worked primarily in the mineral exploration and oil and gas industries over the past 10 years, and has held the position of controller with three public companies exploring and operating in the Solomon Islands, Ghana, Tunisia and Western Canada. Mr. Bordian is also active with other public entities as operations manager and corporate secretary.

From 1996 to 2000, Mr. Bordian held the position of controller for Leigh Resource Corp. located in Vancouver, British Columbia. From July 2000 to August 2001, Mr. Bordian was a controller for Insurance Replacement Centre of Vancouver, British Columbia. From September 2001 to October 2003, Mr. Bordian worked as a self-employed accountant. Since November 2003, Mr. Bordian has been a controller for Bishop Gold Inc. located in Vancouver, British Columbia. From November 2004 to January 2006, Mr. Bordian was a director for Legal Access Technologies Inc. From November 2004 to April 2005, Mr. Bordian was the Chief Financial Officer for Legal Access Technologies Inc. From July 2005 to March, 2007, Mr. Bordian was the Chief Financial Officer of Mexoro Minerals Ltd. from February 2007 to June 2007. Mr. Bordian was chief financial officer, corporate secretary and a director for Calypso Acquisition Corp. (CLP-TSX.V). Mr. Bordian has been Chief Financial Officer of ESO Uranium Corp. (ESO-TSX.V) since November 2006. Mr. Bordian was a director of Bordeaux Energy Inc. (BDO-TSX.V) from July 2006 to June 2007 and chief financial officer from July 2006 to September 2006. Mr. Bordian has been a director of Palo Duro Energy Inc. (PDE-TSX.V) since August, 2006 and former chief Financial officer from August, 2006 to September, 2006. Mr. Bordian has been President, CEO and director Magnate Ventures Inc. (MGV.H-NEX) since May, 2007. Mr. Bordian has been a director of Waymar Resources Ltd. (WYM-TSX.V). Mr. Bordian has been Chief Financial Officer, Secretary and director of Black Tusk Minerals Inc. (BKTK-OTCBB) since August 2005.

Mr. Bordian is a Certified General Accountant in Canada, and holds a Bachelor of Commerce (Honors) Degree from the University of Manitoba.

Andrew Malim (Director): On January 29, 2008, Mr. Malim was appointed a member of our Board of Directors. Mr. Malim has over thirty years experience dedicated to the financing and management of mining companies. Mr. Malim has a strong working knowledge of geology and geologic structures and has been associated with a number of significant gold mining discoveries in British Columbia, several copper properties in Africa, gold exploration in North and South America and diamond exploration in the USSR and Africa.

Mr. Malim’s personal and corporate achievements include being a full member of the International Stock Exchange London from 1966 to 1979; a founding member of the James Capel & Co mining team from 1968 to 1979; and a founder of the Lion Mining Group in 1981 which until 2004, acted as financier both as principal and agent to numerous mining companies and projects. Lion Resource Management Ltd, prior to being acquired by Arlington Securities Ltd. in 2004, managed the well-known ‘Midas’ gold mining funds.

Mr. Malim has held executive and non executive board positions on numerous North American and UK mining companies including, Azco Mining Inc; Blackdome Resources Ltd.; Delaware Resources Ltd.; Dragon Gold Resources Ltd. (OTCBB – DRGO); MFC- Mining Finance Corporation; Miramar Mining Corporation (TSX – MAE). Mr. Malim is currently a director of Kryso Resources Ltd. (AIM – KYS.L).

Mr. Malim has written regularly for journals on the subject of mining finance and has been a regular speaker at mining conferences including the World Economic Forum in Washington, D.C.

During 1984 to 1988, Lion’s work included research in smaller mining projects with a number of major mining company clients. In 1985, N M Rothschild Asset Management took a major stake with Lion Group in MFC Mining Finance Corporation Inc (MFC) to develop the Blackdome Mine in south British Columbia. This ex-Noranda project was high-grade and the feasibility study by Kilborn confirmed 1,000,000 tonnes of 30 g/t gold. This project was a technical and market success.

During 1985 to 1989, Lion was financier to the SNIP project via Delaware Resources Ltd. The SNIP was located in northern British Columbia. The SNIP was similar to the Blackdome in grade and tonnage and style of mineralization. The SNIP came into profitable production and closed around 1999.

Bryan Wilson (Director): Effective March 6, 2006, Bryan Wilson was appointed as a member of our Board of Directors. Mr. Wilson served as our President and Treasurer from May 30, 2006 to November 7, 2007.

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

Mr. Wilson is currently the President, CEO and director of Ste. Genevieve Resources Ltd. (SGVL-CNQ, STGIF-OTCBB), a mining exploration and development company. Since September 1999, Mr. Wilson has acted as a director of Spider Resources Inc. (SPQ-TSX.V).

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, other than as described below, no other reports were required for those persons, we believe that, during the year ended June 30, 2008, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Anthony Harvey Director, Chairman and Chief Executive Officer	One	One	None
Benjamin Ainsworth Director And Secretary	One	One	One
Kurt Bordian Chief Financial Officer	One	One	None
Andrew Malim Director	Two	Two	Two
Bryan Wilson Director	One	One	One
John Carlesso Director	One	One	One
Milton Datsopoulos Director	One	One	One

ITEM 11.           EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal years ended June 30, 2008 and 2007:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Anthony Harvey, Director, Chairman and CEO(1)	2008 2007	36,413 -	- -	- -	81,943 -	- -	- -	- -	118,356 -
Kurt Bordian, CFO and Treasurer(2)	2008 2007	69,630 58,830	- -	- -	81,943 -	- -	- -	- -	151,573 58,830
Benjamin Ainsworth, Director, President and Secretary(3)	2008 2007	34,787 -	- -	- -	81,943 -	- -	- -	- -	116,730 -
Mark A. Reynolds, Former Director and Former Vice- President, Finance(4)	2008 2007	- 120,000	- -	- -	- -	- -	- -	- -	- 120,000

Notes:
(1)

Mr. Harvey was appointed as our CEO, Chairman and as a member of our Board of Directors on May 30, 2006. Mr. Harvey is compensated for his services pursuant to a management consultant agreement dated December 1, 2007 among Canyon Copper, ARH Management Ltd. (“ARH”) and Mr. Harvey. The compensation provided in the table was paid to ARH effective December 1, 2007.

(2)	Mr. Bordian was appointed as our Chief Financial Officer on May 30, 2006.
(3)

Mr. Ainsworth was appointed as our President on November 7, 2007. Mr. Ainsworth is compensated for his services pursuant to a management consultant agreement dated December 1, 2007 among Canyon Copper, Ainsworth-Jenkins Holdings Inc. (“AJ Holdings”) and Mr. Ainsworth. The compensation provided in the table was paid to AJ Holdings effective December 1, 2007.

(4)

Mr. Reynolds served as our Vice-President, Finance from October 2, 2006 to September 11, 2007. Mr. Reynolds was paid a salary of $120,000 under the terms of the Consultant Agreement dated January 19, 2006 between Mr. Reynolds and the Company. Under the terms of a termination agreement dated September 25, 2007 between Mr. Reynolds and us, Mr. Reynolds agreed to waive his consulting fees from July 1, 2007 to September 11, 2007.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year ended June 30, 2008:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Anthony Harvey Director, Chairman and CEO	500,000 500,000	- -	- -	$0.30 $0.25	Apr 8, 2010 Dec 2, 2012
Kurt Bordian CFO and Treasurer	500,000	-	-	$0.25	Dec 2, 2012
Benjamin Ainsworth Director, President and Secretary	500,000	-	-	$0.25	Dec 2, 2012

Director Compensation

The following table sets forth the compensation paid to our directors for the fiscal year ended June 30, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrew Malim	-	-	-	59,899	-	-	59,899
Bryan Wilson	-	-	-	32,777	-	-	32,777
John Carlesso	-	-	-	32,777	-	-	32,777
Milton Datsopoulos	-	-	-	49,166	-	-	49,166

Employment Agreements

On December 1, 2007, we entered into a management consulting agreement with Anthony R. Harvey, our Chief Executive Officer, Chairman and a member of our Board of Directors, and ARH Management Ltd. (“ARH”). Under the terms of the agreement, ARH is to be paid a consulting fee of CDN $5,000 per month, in consideration of which ARH will provide the consulting services of Mr. Harvey to us. Mr. Harvey may be granted, subject to the approval of our Board, incentive stock options to purchase shares of our common stock in such amounts and at such times as the Board, in its absolute discretion, may from time to time determine. The term of the agreement is for a period expiring at the close of business on November 30, 2009, unless otherwise terminated pursuant to the terms of the agreement or extended by the Board.

On December 1, 2007, we entered into a management consulting agreement with Benjamin Ainsworth, our President, Secretary and a member of our Board of Directors, and Ainsworth-Jenkins Holdings Inc. (“AJ Holdings”). Under the terms of the agreement, AJ Holdings is to be paid a consulting fee of CDN $5,000 per month, in consideration of which AJ Holdings will provide the consulting services of Mr. Ainsworth to us. Mr. Ainsworth may be granted, subject to the approval of our Board, incentive stock options to purchase shares of the Company’s common stock in such amounts and at such times as the Board, in its absolute discretion, may from time to time determine. The term of the agreement is for a period expiring at the close of business on November 30, 2009, unless otherwise terminated pursuant to the terms of the agreement or extended by the Board.

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

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 22, 2008 by: (i) each of our directors and nominees, (ii) each of our named executive officers, and (iii) officers and directors as a group. Other than as described below, no person or group is known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock(1)
Directors and Officers
Common Stock	Anthony Harvey Director, Chairman and Chief Executive Officer	6,153,746 shares Direct(2)	7.8%
Common Stock	Benjamin Ainsworth Director, President and Secretary	550,000 shares Direct(3)	*
Common Stock	Kurt Bordian Chief Financial Officer and Treasurer	520,000 shares Direct(4)	*
Common Stock	Andrew Malim Director	500,000 shares Direct(5)	*
Common Stock	Bryan Wilson Director	316,000 shares Direct(6)	*
Common Stock	John Carlesso Director	1,200,000 shares Direct(7)	1.6%
Common Stock	Milton Datsopoulos Director	300,000 shares Direct(8)	*
Common Stock	All Officers and Directors as a Group (7 persons)	9,539,746 shares Direct	11.6%
5% Stockholders
Common Stock	Anthony Harvey Ste. 408 – 1199 West Pender Street Vancouver, BC, Canada V6E 2R1	6,153,746 shares Direct(2)	7.8%
Common Stock	Asset Protection Fund 3076 Sir Francis Drake’s Hwy Road Town, Tortola, BVI	11,066,666 shares Direct(9)	13.3%
Common Stock	Centrum Bank AG Kirchstrasse 3 9490 Vaduz Principality of Liechtenstein	5,400,000shares Direct	7.0%
Common Stock	DRS Investments Ltd. 2063 Indian Fort Dr. Surrey, BC, Canada V4A 3L7	6,250,000 shares Direct	8.0%

Notes
*	Less than 1%.
(1)

Applicable percentage of ownership is based on 76,981,399 shares of Common Stock outstanding as of September 22, 2008 together with securities exercisable or convertible into shares of Common Stock within 60 days of September 22, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of September 22, 2008 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

The number of shares listed as beneficially owned by Mr. Harvey consists of: (i) 4,160,000 shares of Common Stock owned directly by Mr. Harvey, (ii) options to purchase 500,000 shares of Common Stock exercisable at $0.25 per share exercisable at $0.25 per share until December 2, 2012; (iii) options to purchase 500,00 0shares of common stock at $0.30 per share until April 2, 2010, and (iv) the conversion of $100,000 and CDN$50,000 into 993,746 shares of Common Stock.

(3)

The number of shares listed as beneficially owned by Mr. Ainsworth consists of: (i) 50,000 shares of Common Stock owned directly by Mr. Ainsworth, and (ii) options to purchase 500,000 shares of Common Stock exercisable at $0.25 per share exercisable at $0.25 per share until December 2, 2012.

(4)

The number of shares listed as beneficially owned by Mr. Bordian consists of: (i) 20,000 shares of common stock owned directly by Mr. Bordian, and (ii) options to purchase 500,000 shares of Common Stock exercisable at $0.25 per share until December 2, 2012.

(5)	The number of shares listed as beneficial owned by Mr. Malim consist of : options to purchase 500,000 shares of Common Stock exercisable at $0.25 per share until January 28, 2013.
(6)

The number of shares listed as beneficially owned by Mr. Wilson consists of (i) 116,000 shares of Common Stock and warrants to purchase 116,000 shares of Common Stock held by Rocknest Corp, of which Mr. Wilson is the sole shareholder, and (ii) options to purchase 200,000 shares of Common Stock exercisable at $0.25 per share until December 2, 2012.

(7)

The number of shares listed as beneficially owned by Mr. Carlesso consists of 1,000,000 shares of common stock held directly by Mr. Carlesso and options to purchase 200,000 shares of Common Stock exercisable at $0.25 per share until December 2, 2012.

(8)	The number of shares listed as beneficially owned by Mr. Datsopoulos consists of options to purchase 300,000 shares of Common Stock exercisable at $0.25 per share until December 2, 2012.
(9)

The number of shares listed as beneficially owned by Asset Protection Fund (“APF”) consist of: (i) 4,700,000 shares of Common Stock directly held by APF, (ii) warrants to purchase 4,700,000 shares of our common stock at a price of $0.12 until August 12, 2010, and (iii) the conversion of $250,000 into 1,666,666 shares of Common Stock.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change of control.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2008
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	10,963,870
Equity Compensation Plans not approved by security holders	6,825,000	$0.26 per share	4,175,000
Total	6,825,000	$0.26 per share	15,138,870

2004 Non-Qualified Stock Option Plan

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

2007 Stock Incentive Plan

Effective December 3, 2007, our Board of Directors adopted our 2007 Stock Incentive Plan (the "2007 Plan"). The purpose of the 2007 Plan is to enhance the long-term stockholder value of the Company by offering opportunities to directors, officers, employees and eligible consultants of the Company (“Participants”) to acquire and maintain stock ownership in us in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in the service of us.

The 2007 Plan authorizes the Board of Directors to grant stock options to the Optionees on the following terms:

1.

The number of common shares subject to issuance pursuant to outstanding options, in the aggregate, cannot exceed 7,000,000 shares (the “Initial Maximum Shares”). The Initial Maximum Shares will increase effective the first day of each of our fiscal quarters, beginning with the fiscal quarter commencing January 1, 2008 by an amount equal to the lesser of:

	(i)	10% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter, or

	(ii)	a lesser number of shares of common stock as may be determined by the Board.

2.

The Board may suspend, amend or terminate the 2007 Plan or any portion of the 2007 Plan at any time and in any way it deems advisable. However, certain amendments to the 2007 Plan may require stockholder approval, including amendments which increase the total number of shares available for issuance under the 2007 Plan.

3.	The exercise price of the options granted to Participants (as defined in the 2007 Plan) other than Consultant Participants (as defined in the 2007 Plan):

(i)

cannot be less than the minimum exercise price that is at least 100% of the Fair Market Value of the common stock of the Company on the day of grant, and in the case of a participant who owns more than 10% of the total combined voting power of all classes of the our stock or of its parent or subsidiary corporations at least 110% of the Fair Market Vale of the common stock on the day of grant, and

(ii)	cannot be less than 85% of the Fair Market Value of our common stock on the day of grant with respect to Non-Qualified Stock Options.

4.	The exercise price of the options granted to Consultant Participants cannot be less than 85% of the Fair Market Value of the common stock on the day of grant.

5.	The options may be exercisable for a period of up to 10 years or until such time as set by the Board.

6.

The Board, in its sole discretion, may adjust the vesting schedule of an option held by a Participant who works less than full time as that term is defined by the Board or who takes a leave of absence approved by us.

7.	The options may be exercised by delivery to the Company of a written stock option exercise agreement or notice, in a form and in accordance with procedures established by the Board setting forth”

	(i)	The number of shares with respect to which the option is being exercised,

	(ii)	The restrictions imposed on the shares purchased under such exercise agreement, and

	(iii)	Such representations and agreements as may be required by the Board.

8.	An option may be exercised only for whole shares and may not be exercised for less than a reasonable number of shares at any one time, as determined by the Board.

9.

The exercise price for shares purchased under an option must be paid in full to the Company by the delivery of consideration equal to the product of the exercise price and the number of shares purchased, which must be paid before we issue the shares being purchased.

10.

The Board shall establish and set forth, in each instrument that evidences an option, whether the option shall continue to be exercisable, and the terms and conditions of such exercise. If the participant ceases to be employed by, or to provide services to, the Company or a related company, which provisions may be waived or modified by the Board at any time. If not so established in the instrument evidencing the option, the option shall be exercisable according to the following terms and conditions, which may be waived or modified by the Board at any time:

	(i)	Except as provided, any portion of an option that is not vested and exercisable on the date of employment termination (the “Employment Termination Date”) shall expire on such date.

	(ii)	Any portion that is vested and exercisable shall expire on the earliest to occur of

(a)

If the participant’s employment termination date occurs by reason of retirement, resignation or for any other reasons other than cause, disability or death, the day which is one hundred eighty (180) days after such Employment Termination Date.

(b) If the participant’s employment termination date occurs by reason of disability or death, the day which is six (6) months after such Employment Termination Date, and

(c) The last day of the option term.

11.

Options granted pursuant to an Option Award are not transferable other than by will or inheritance or by applicable laws of descent and distribution, and during the Participant’s lifetime, such Option Awards may be exercised only by the Participant.

12.	The Board may permit or require a participant to satisfy all or part of his or her tax withholding obligations by:

	(i)	Paying cash to the Company.

	(ii)	Having the Company withhold from any cash amounts otherwise due or to become due from the Company to the participant,

(iii)	Having the Company withhold a portion of any shares of common stock that would otherwise be issued to the participant having a value equal to the tax withholding obligations, or

(iv)	Surrendering any shares of common stock that the participant previously acquired having a value equal to the tax withholding obligations.

The 2007 Plan does not permit stock options to be changed into stock appreciation rights.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, during the past two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

(i)	Any of our directors or executive officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

As at June 30, 2008, we are indebted to Mr. Harvey, our CEO, Chairman and a member of our Board of Directors, in the principal amount of $223,184 for the following loans:

(a)	Loan of $24,546 (CDN$25,000), bearing interest at a rate of 15% per annum and due on demand.

(b)

Loans of $100,000 and $49,092 (CDN$50,000), bearing interest at a rate of 15% per annum and maturing on June 14, 2009 and July 25, 2009, respectively. Each of these loans is convertible into the option by Mr. Harvey at any time prior to maturity into units of Canyon Copper at a price of $0.30 per unit with each unit consisting of one share of our common stock and one share purchase warrant. Each warrant entitles Mr. Harvey to purchase an additional share of our common stock at a price of $0.35 per share for a period of two years from the date of issuance.

(c)	Loan of $25,000, bearing interest at a rate of 15% per annum and is due on or before October 1, 2008.

(d)	Loan of $24,546 (CDN$25,000), bearing interest at a rate of 15% per annum and is due on or before November 8, 2008.

We are also indebted to Mr. Harvey in the amount of $36,182 (CDN$36,800) for unpaid consulting fees. This amount is non-interest bearing, unsecured and due on demand.

As at June 30, 2008, we are indebted to Mr. Ainsworth, our President, Secretary and a member of Board of Directors, in the amount of $34,364 (CDN$35,000) for unpaid consulting fees. This amount is non-interest bearing, unsecured and due on demand.

As at June 30, 2008, we are indebted to our former Vice President, Finance in the amount of $70,190 for consulting fees. The amount is non-interest bearing, unsecured and due on demand.

On June 29, 2007, we issued 21,200 shares of our common stock to settle $5,300 owing to our former Chief Financial Officer.

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For the purpose of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered independent if he or she is an executive officer or employee of the corporation. Our board of directors have determined that Andrew Malim, John Carlesso and Milton Datsopoulos are independent directors as defined under NASDAQ Rule 4200(a)(15). During the fiscal year ended June 2008, Mr. Carlesso and Mr. Datsopoulos served on the audit committee and the disclosure committee.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2008 and June 30, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q or Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2008	Year Ended June 30, 2007
Audit Fees	$40,705	$40,652
Audit Related Fees	-	$700
Tax Fees	-	-
All Other Fees	-	-
Total	$40,705	$41,352

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

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit	Description of Exhibit
Number

3.1	Amended and Restated Articles of Incorporation.(15)

3.2	Bylaws.(1)

4.1	Specimen Stock Certificate.(15)

10.1	2004 Nonqualified Stock Option Plan.(4)

10.2	2006 Stock Incentive Plan dated April 5, 2006.(11)

10.3	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between the Company and Langley Park Investments PLC.(5)

10.4	Debenture Purchase Agreement dated November 19, 2004 between the Company and Glenkirk International.(7)

10.5	Convertible, Callable, Subordinated Debenture dated November 19, 2004 between the Company and Glenkirk International.(7)

10.6	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(3)

10.7	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(6)

10.8	Consulting Agreement dated April 5, 2005 between the Company and Anthony Harvey.(8)

10.9	Consulting Agreement dated August 5, 2005 between the Company and Chris Broili.(12)

10.10	Consulting Agreement dated August 10, 2005 between the Company and Mel Klohn.(12)

10.11	Consulting Agreement dated August 22, 2005 between the Company and Carlo Civelli.(12)

10.12	Consulting Agreement dated September 20, 2005 between the Company and Richard Dixon.(9)

10.13	Consulting Agreement dated September 20, 2005 between the Company and Richard Kehmeier.(9)

10.14	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(10)

10.15	Consulting Agreement dated January 19, 2006 between the Company and Mark A. Reynolds.(9)

10.16	Consulting Agreement dated February 1, 2006 between the Company and Linda Erdman.(9)

10.17	Consulting Agreement dated February 1, 2006 between the Company and Geoffrey Goodall.(9)

10.18	Consulting Agreement dated February 1, 2006 between the Company and Robert Young.(12)

10.19	Debt Settlement Agreement dated November 8, 2005 between the Company and Cameron Reynolds.(12)

10.20	Mineral Processing Research Agreement dated March 22, 2006 among the Company, Nevada Sunrise, LLC and INTOR Resources Corporation.(12)

10.21	Loan Agreement dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(13)

10.22	Loan Agreement dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(13)

10.23	Convertible Promissory Note dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(13)

10.24	Convertible Promissory Note dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(13)

10.25	Promissory Note dated August 16, 2006 between the Company and Anthony Harvey.(14)

10.26	First Amendment Loan Agreement dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(17)

10.27	First Amendment to Loan Agreement dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(17)

10.28	Convertible Promissory Note dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(17)

10.29	Convertible Promissory Note dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(17)

10.30	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(18)

10.31	Sponsorship Agreement dated March 29, 2007 between the Company and Union Securities Ltd.(19)

10.32	Engagement Letter dated March 29, 2007 between the Company and Union Securities Ltd.(19)

10.33	Second Amendment to Loan Agreement dated April 12, 2007 between the Company and Aton Ventures Fund Ltd.(19)

10.34	Second Amendment to Loan Agreement dated April 11, 2007 between the Company and Asset Protection Fund Ltd.(19)

10.35	Loan Agreement dated April 25, 2007 between the Company and Aton Select Fund Limited.(19)

10.36	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.(19)

10.37	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(19)

10.38	Promissory Note dated April 25, 2007 between the Company and Aton Select Fund Limited.(19)

10.39	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.(19)

10.40	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(19)

10.41	Termination Agreement dated September 25, 2007 between the Company and Mark Reynolds.(20)

10.42	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(21)

10.43	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(21)

10.44	Convertible Promissory Note dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(21)

10.45	Convertible Promissory Note dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(21)

10.46	Management Consulting Agreement dated December 1, 2007 between the Company, ARH Management Ltd. and Anthony Harvey.(21)

10.47	Management Consulting Agreement dated December 1, 2007 between the Company, Ainsworth-Jenkins Holdings Inc. and Benjamin Ainsworth.(21)

10.48	2007 Stock Incentive Plan.(21)

10.49	Form of Non-Qualified Stock Option Agreement between the Company and Directors and Officers.(21)

10.50	Loan Agreement dated April 1, 2008 between the Company and Anthony Harvey.(22)

10.51	Promissory Note dated April 1, 2008 between the Company and Anthony Harvey.(22)

10.52	Loan Agreement dated May 8, 2008 between the Company and Anthony Harvey.(23)

10.53	Promissory Note dated May 8, 2008 between the Company and Anthony Harvey.(23)

10.54	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Aton Select Fund Limited.(23)

10.55	Convertible Promissory Note dated May 9, 2008 between the Company and Aton Select Fund Limited.(23)

10.56	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.(23)

10.57	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.(23)

10.58	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of CDN$50,000.(23)

10.59	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey for the loan of CDN$50,000.(23)

14.1	Code of Ethics.(2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(2)

99.2	Disclosure Committee Charter.(2)

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 26, 2000.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on June 17, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 22, 2005.
(8)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 23, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 22, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 15, 2006.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 7, 2006.
(15)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(16)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 20, 2006.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2006.
(18)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.
(19)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 21, 2007.
(20)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 28, 2007.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 6, 2007.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 7, 2008.
(23)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on May 15, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANYON COPPER CORP.

By:

           /s/ Anthony Harvey
           ANTHONY HARVEY
           Chairman and Chief Executive Officer
           Director
           (Principal Executive Officer)
           Date: September 29, 2008

By:

           /s/ Kurt Bordian
           KURT BORDIAN
           Chief Financial Officer
           (Principal Financial Officer)
           Date: September 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman, Chief Executive Officer and
/s/ Anthony Harvey	Director	September 29, 2008
ANTHONY HARVEY	(Principal Executive Officer)

/s/ Benjamin Ainsworth	President, Treasurer and Director	September 29, 2008
BENJAMIN AINSWORTH

Chief Financial Officer
/s/ Kurt Bordian	(Principal Financial Officer)	September 29, 2008
KURT BORDIAN

/s/ Bryan Wilson	Director	September 29, 2008
BRYAN WILSON

/s/ Andrew Malim	Director	September 29, 2008
ANDREW MALIM