Form 10-Q
period 2008-09-30
CANYON COPPER CORP.
filed 2008-11-14
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 10, 2008, the Registrant had 76,881,399 shares of common stock, par value of $0.00001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending June 30, 2009.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Canyon Copper” mean Canyon Copper Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Canyon Copper Corp.
(An Exploration Stage Company)

September 30, 2008

Canyon Copper Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	September 30,	June 30,
	2008	2008
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	184,707	15,580
Prepaid expenses and deposits	11,129	10,435

Total Assets	195,836	26,015

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 5)	301,294	376,835
Accrued liabilities (Note 4)	191,567	143,979
Due to related parties (Note 5)	192,999	145,046
Convertible debt, less unaccreted discount of $38,385 and
$72,506, respectively (Note 6)	728,798	647,495
Derivative liabilities (Note 6)	148,940	91,017

Total Current Liabilities	1,563,598	1,404,372

Convertible debt (Note 6)	–	49,092

Total Liabilities	1,563,598	1,453,464

Contingencies (Notes 1 and 10)

Stockholders’ Deficit

Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 500,000 shares	5	5

Common Stock
Authorized: 500,000,000 shares, par value $0.00001
Issued and outstanding: 76,881,399 shares
(June 30, 2008 - 71,981,399 shares)	769	720

Additional Paid-in Capital	16,138,249	15,648,298

Deficit Accumulated During the Exploration Stage	(17,506,785)	(17,076,472)

Total Stockholders’ Deficit	(1,367,762)	(1,427,449)

Total Liabilities and Stockholders’ Deficit	195,836	26,015

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from
	January 21, 2000	For the
	(Date of Inception)	Three Months Ended
	to September 30,	September 30,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses

Depreciation	5,540	–	–
Foreign exchange loss (gain)	(28,728)	(13,932)	12,567
General and administrative (Note 5)	8,504,209	121,901	79,014
Impairment of mineral property costs	2,759,130	–	–
Impairment of property and equipment	10,811	–	–
Mineral exploration costs	4,565,237	206,486	209,071

Total Operating Expenses	15,816,199	314,455	300,652

Operating Loss	(15,816,199)	(314,455)	(300,652)

Other Income (Expense)

Accretion of discounts on convertible debt	(592,890)	(34,120)	(22,390)
Gain (loss) on change in fair values of beneficial
conversion features	47,403	(57,923)	26,639
Interest expense	(256,172)	(23,815)	(21,112)
Loss on sale of investment securities	(411,430)	–	–
Loss on settlement of debt	(2,871)	–	–
Recovery of loss (impairment loss) on investment securities	(474,626)	–	104,406

Total Other Income (Expense)	(1,690,586)	(115,858)	87,543

Net Loss	(17,506,785)	(430,313)	(213,109)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.00)

Weighted Average Shares Outstanding		74,325,000	71,394,000

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the
	Three Months Ended
	September 30,
	2008	2007
	$	$

Operating Activities

Net loss	(430,313)	(213,109)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discounts on convertible debt	34,120	22,390
Foreign exchange translation gain (loss) on debt	(4,801)	3,187
Gain (loss) on change in fair values of beneficial conversion features	57,923	(26,639)

Changes in operating assets and liabilities:

Prepaid expenses and deposits	(694)	3,878
Accounts payable and accrued liabilities	(27,953)	128,134
Due to related parties	26,270	(83,557)

Net Cash Used in Operating Activities	(345,448)	(165,716)

Financing Activities

Advances from related party	24,575	–
Issuance of common stock	490,000	300,000

Net Cash Provided by Financing Activities	514,575	300,000

Increase in Cash	169,127	134,284

Cash – Beginning of Period	15,580	34,401

Cash – End of Period	184,707	168,685

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

Canyon Copper Corp., (the “Company”), was incorporated in the State of Nevada, U.S.A. on January 21, 2000 under the name Aberdene Mines Limited. On August 7, 2006, the Company changed its name to Canyon Copper Corp. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business plan is to acquire, explore and develop mineral properties and ultimately seek earnings by exploiting mineral claims.

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. As at September 30, 2008, the Company has a working capital deficit of $1,367,762 and has accumulated losses of $17,506,785 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan for the next twelve months is to continue initial exploration activities on the New York Canyon Project in Nevada. The agreements pursuant to which the Company acquired its interests in the New York Canyon Project provide for a series of cash payments, the issue of certain shares over certain time periods, and the expenditure of certain minimum amounts on the exploration of the properties or contribute its share of ongoing expenditures. If the Company fails to make such payments or expenditures in a timely fashion it may lose its interest in those properties. As at September 30, 2008, the Company had cash of $184,707 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $3,200,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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

	f)	Mineral Property Costs

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

	h)	Asset Retirement Obligations

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

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in a foreign currency and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	j)	Financial Instruments

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

	k)	Income Taxes

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2008 and 2007, the Company had no items that represent comprehensive income.

	m)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totalled 20,875,000 as at September 30, 2008 (9,775,000 as at June 30, 2008).

	n)	Stock-based Compensation

The Company records stock based compensation in accordance with SFAS No. 123(R), “Share-Based Payments,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options.

SFAS No. 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

4.	Accrued Liabilities

	September 30,	June 30,
	2008	2008
	$	$

Interest accrued on debt	158,336	135,370
Professional fees and other accruals	33,231	8,609

	191,567	143,979

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

5.	Related Party Transactions

a)

As at September 30, 2008, the Company was indebted to the President of the Company for $47,183 (Cdn$50,000) (June 30, 2008 - $34,364 (Cdn$35,000)) of consulting fees. The amount due is non-interest bearing, unsecured and due on demand.

	b)	As at September 30, 2008, the Company was indebted to the Chief Executive Officer of the Company for $145,364 (June 30, 2008 - $110,224), which consists of the following amounts:

i)	$49,591 (Cdn$52,550) (June 30, 2008 - $36,132 (Cdn$36,800)) for consulting fees, which is non- interest bearing, unsecured and due on demand;

ii)	$23,591 (Cdn$25,000) (June 30, 2008 - $24,546 (Cdn$25,000)) in advances for working capital purposes which bears interest at 15% per annum, is unsecured and due on demand;

iii)	$23,591 (Cdn$25,000) (June 30, 2008 - $Nil) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on January 7, 2009;

iv)

$23,591 (Cdn$25,000) (June 30, 2008 - $24,546 (Cdn$25,000)) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on November 8, 2008; and

v)	$25,000 (June 30, 2008 - $25,000) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on October 1, 2008.

Refer to Note 6(a) for convertible debt owing the Chief Executive Officer of the Company.

c)

As at September 30, 2008, the Company was indebted to the Chief Financial Officer of the Company for $452 (June 30, 2008 - $458) of general and administrative expenses. The amounts due are non-interest bearing, unsecured and due on demand.

d)

As at September 30, 2008, $70,190 (June 30, 2008 - $70,190) is owed to a former Vice President of Finance of the Company and is included in accounts payable. The amount due is non-interest bearing, unsecured and due on demand.

e)

As at September 30, 2008, $9,980 (June 30, 2008 - $9,980) is owed to a former Vice President of the Company and is included in accounts payable. The amount due is non-interest bearing, unsecured and due on demand.

f)

During the three months ended September 30, 2008, the Company incurred consulting fees of $14,863 (2007 - $nil), $14,155 (2007 - $17,490), and $17,325 (2007 - $nil) to the Chief Executive Officer of the Company, President of the Company, and Chief Financial Officer, respectively.

6.	Convertible Debt

a)

On March 14, 2007, the Chief Executive Officer of the Company advanced $100,000 to the Company. On April 25, 2007, the Chief Executive Officer loaned the Company a further $47,183 (Cdn$50,000). This loan bears interest at a rate of 15% per annum, is unsecured and due on demand. On April 25, 2007, the Company secured these loans by issuing convertible notes. The notes were due on March 14, 2008 and April 25, 2008, respectively, and are convertible at $0.30 per unit with each unit to consist of one common share and one share purchase warrant exercisable at $0.35 per common share for a period of two years. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, (“EITF 98-5”) the Company recognized the intrinsic value of the embedded beneficial conversion feature of $43,707 as additional paid-in capital and an equivalent discount which was expensed over the term of the convertible loans. During the year ended June 30, 2008, the Company recorded accretion of $35,123, increasing the carrying value of the convertible loans to their face value. On May 9, 2008, the maturity date on the notes was extended to June 14, 2009 and July 25, 2009, respectively. These modifications had no accounting impact.

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

On April 11, 2007, the maturity date of the APF loan was extended to October 11, 2007 and on April 12, 2007 the maturity date of the Aton loan was extended to October 12, 2007. In accordance with EITF 06-6 “Debtor’s Accounting for a Modification or Exchange of (Convertible) Debt Instruments” (“EITF 06-6”), the Company determined it should not apply extinguishment accounting as the fair value of the embedded conversion option was not greater than 10% of the carrying amount of the original debt instrument immediately prior to the modification. To October 12, 2007, the Company recorded accretion of the discount of $71,766 increasing the carrying value of the convertible loans to $500,000.

On November 30, 2007, the maturity date of the APF loan was extended to January 11, 2009 and the maturity date of the Aton loan was extended to January 12, 2009. In accordance with EITF 06-6, the Company determined it should apply extinguishment accounting as the fair value of the embedded conversion option was greater than 10% of the carrying amount of the original debt instrument immediately prior to the modification. On November 30, 2007, the Company recognized a gain of $41,201 upon extinguishment of the modified debt. In addition, the Company recognized a discount of $151,502 and increased the derivative liability to $151,502. During the year ended June 30, 2008, the Company recorded accretion of the discount of $78,996 increasing the carrying value of the convertible loans to $427,494. The Company recorded a gain on the change in the fair values of the derivative liabilities of $60,484 during the year ended June 30, 2008, decreasing the fair value of the derivative liabilities to $91,017. During the three months ended September 30, 2008, the Company recorded accretion of the discount of $34,120 increasing the carrying value of the convertible loans to $461,615. The Company recorded a loss on the change in the fair values of the derivative liabilities of $57,923 during the three months ended September 30, 2008, increasing the fair value of the derivative liabilities to $148,940. The outstanding amounts under the loans may be repaid, in whole or in part, at any time at the option of Company without penalty. For as long as the loans remain outstanding the Company has agreed not to mortgage, pledge or otherwise encumber its interest in its minerals claims in the State of Nevada without the consent of its lenders. Proceeds of the loans are to be used for working capital purposes to fund the Company’s continued operations.

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

On August 18, 2008, the Company issued 4,900,000 units for proceeds of $490,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at a price of $0.12 per common share for a period of two years from the date of issuance.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

8.	Stock Options

On December 3, 2007, the Company established a 2007 Stock Incentive Plan (the “2007 Plan”) to issue up to a maximum of 7,000,000 shares of common stock. The maximum aggregate number of shares of common stock that may be optioned and sold under the 2007 Plan will be increased effective the first day of each of the Company’s fiscal quarters commencing January 1, 2008, by an amount equal the lesser of (i) 10% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter, or (ii) a lesser number of shares of common stock as determined by the board of directors. The exercise price for consultants cannot be less than 85% of the fair market value of the common stock on the grant date. The exercise price for all others can not be less than 100% of the fair market value of the common stock on the grant date for incentive stock options and can not be less than 85% of the fair market value of the common stock on the grant date for non-qualified stock options. The Plan Administrator shall establish the option term or, if not so established, shall be ten years from the grant date. As at September 30, 2008, the Company had 3,625,000 stock options available for granting pursuant to the 2007 Plan.

On April 5, 2006, the Company established a 2006 Stock Incentive Plan (the “2006 Plan”) to issue up to a maximum of 10,000,000 shares of common stock. The maximum aggregate number of shares of common stock that may be optioned and sold under the 2006 Plan will be increased effective the first day of each of the Company’s fiscal quarters commencing April 1, 2006, by an amount equal the lesser of (i) 15% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter, or (ii) a lesser number of shares of common stock as determined by the board of directors. The exercise price for consultants cannot be less than 75% of the fair market value of the common stock on the grant date. The exercise price for all others can not be less than 100% of the fair market value of the common stock on the grant date for incentive stock options and can not be less than 75% of the fair market value of the common stock on the grant date for non-qualified stock options. The Plan Administrator shall establish the option term or, if not so established, shall be ten years from the grant date. As at September 30, 2008, the Company had 2,723,750 stock options available for granting pursuant to the 2006 Plan.

The Company’s 2004 Non-qualified Stock Option Plan (the “2004 Plan”) is intended to provide incentives to employees, directors and consultants by providing them with opportunities to purchase shares of our common stock. The 2004 Plan is effective as of June 17, 2004 and all stock options granted under the 2004 Plan must be granted within ten years from the date the 2004 Plan was adopted. The Company originally registered the 2004 Plan on June 17, 2004 pursuant to a registration statement on Form S-8. Effective April 6, 2005, the Company amended the 2004 Plan and increased the total of common shares reserved for issuance under the 2004 Plan from one million to a total of four million common shares. The Board of Directors is authorized to administer the 2004 Plan. In doing so, the Board of Directors may: (i) designate optionees; (ii) determine the terms and provisions of respective option agreements (which need not be identical) including, but not limited to, the number of shares to be covered by each option, provisions concerning the time or times when and the extent to which the options may be exercised, and the nature and duration of restrictions as to transferability or restrictions constituting substantial risk of forfeiture; (iii) accelerate the right of an optionee to exercise, in whole or in part, any previously granted option; (iv) interpret the provisions and supervise the administration of the 2004 Plan; (v) determine the fair market value of shares issuable under the 2004 Plan; (vi) designate the type of options to be granted to an optionee; and (vii) determine any other matter which is necessary or desirable for, or incidental to, the administration of the 2004 Plan. As at September 30, 2008, the Company had 2,800,000 stock options available for granting pursuant to the 2004 Plan.

A summary of the Company’s stock option activity is as follows:

		Weighted Average	Aggregate
	Number of	Exercise Price	Intrinsic Value
	Options	$	$
Outstanding, June 30, 2008	4,175,000	0.26
Expired	(300,000)	0.25
Outstanding, September 30, 2008	3,875,000	0.26	–
Exercisable, September 30, 2008	3,875,000	0.26	–

As at September 30, 2008, the weighted average remaining contractual life of the outstanding stock options is 3.86 years.

As at September 30, 2008, the Company had no unvested options outstanding.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

9.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$

Balance, June 30, 2008	1,366,667	0.31

Issued	4,900,000	0.12
Expired	(166,667)	0.40

Balance, September 30, 2008	6,100,000	0.16

As at September 30, 2008, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date

1,200,000	0.30	August 15, 2009
4,900,000	0.12	August 17, 2010

6,100,000

10.	Legal Proceeding

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

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Part II - Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our annual reports, quarterly reports and current reports we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

OVERVIEW

We were incorporated on January 21, 2000 under the laws of the State of Nevada under the name “Aberdene Mines Limited.” We subsequently changed our name to “Canyon Copper Corp.” on August 8, 2006.

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We currently hold 100% title in two major claim blocks comprising a total of 1,332 mineral claims, covering approximately 27,440 acres located in Mineral County, Nevada (the “New York Canyon Claims”). We also hold 21 patented mineral claims covering an area of approximately 420 acres, located within the vicinity of the New York Canyon Claims area. We collectively refer to the New York Canyon Claims and the patented claims as the “New York Canyon Project.”

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

Recent Corporate Developments

Since our fiscal year ended June 30, 2008, we experienced the following significant corporate developments:

1.

On July 7, 2008, we entered into a loan agreement with Anthony R. Harvey, our Chairman and Chief Executive Officer, whereby Mr. Harvey loaned us CDN $25,000. The loan is due on or before January 7, 2009 and incurs interest at a rate of 15% per annum, payable upon maturity.

2.

On August 18, 2008, we completed a private placement of a total of 5,000,000 units at a price of $0.10 per unit for total proceeds of $500,000. However, we did not receive the subscription proceeds from one investor for the purchase of 100,000 units of the private placement. Accordingly, we are currently in the process of canceling the 100,000 units. Each unit under the private placement consisted of one share of our common stock and one share purchase warrant, entitling the holder to purchase one additional share of our common stock at a price of $0.12 per share for a period ending August 17, 2010. This private placement was completed pursuant to the provisions of Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). We did not engage in a distribution of this offering in the United States. The investors represented that they were not US persons as defined in Regulation S, and have provided representations indicating that they were acquiring our securities for investment purposes only and not with a view towards distribution.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended September 30, 2008 and changes in our financial condition from June 30, 2008. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended June 30, 2008 filed with the SEC on September 29, 2008.

Our plan of operation for the next twelve months is to continue our initial exploration activities of the New York Canyon Project in Nevada. Our estimated expenses for the next twelve months are as follows:

12 Month Total
ITEM AND ACTIVITY	Budget
LAND STATUS
2008 - 2009 unpatented claim maintenance fees	$ 175,000
Monthly Payments – Patented Claims	45,000
PERMITTING
Road and drill site work	50,000
Archeological and biological surveys	20,000
Water quality monitoring	20,000
Drill Permitting & Bonding	100,000
Reclamation	20,000
DRILL PROGRAM
(includes assays & supervision)
Compile data for engineering evaluation	60,000
Drilling Reverse Circular	900,000
Drilling Core	600,000
METALLURGICAL PROGRAM
Investigation into acid costs, sites, transport, etc.	-
Preliminary metallurgical work	105,000
Preliminary alternative leach studies	150,000
ENGINEERING & REPORTING
Engineering Reports	20,000
Modeling, Scoping study	50,000
GEOPHYSICAL SURVEYS
Induced polarization	70,000
Airborne radiometric survey	65,000
GEOLOGICAL MAPPING AND INVESTIGATIONS
Mapping and sampling	50,000
Contingency 10%	250,000
Management fee 5%	125,000
GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	325,000
TOTAL	$ 3,200,000

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net loss of $430,313 for the three months ended September 30, 2008 and have an accumulated deficit of $17,506,785 since inception. As at September 30, 2008, we had cash of $184,707 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,200,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended		Percentage
	September 30		Increase / Decrease
	2008	2007
Revenue	$-	$-	n/a
Operating Expenses	(314,455)	(300,652)	4.6%
Other Income (Expenses)	(115,858)	87,543	(232.3)%
Net Loss	$(430,313)	$(213,109)	101.9%

Revenues

We have not earned any revenues to date and do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. There can be no assurance that we will be successful in discovering commercial quantities or that we can commercially produce metals or minerals. We are presently an exploration stage company engaged in the search for mineral reserves. We can provide no assurances that we will be able to discover any commercially exploitable levels of mineral resources on our property, or, even if such resources are discovered, that we will be able to enter into commercial production of our mineral properties.

Expenses

Our operating expenses for the three month periods ended September 30, 2008 and 2007 consisted of the following:

	Three Months Ended		Percentage
	September 30		Increase /
	2008	2007	Decrease
Operating Expenses:
Foreign exchange loss (gain)	$(13,932)	$12,567	(210.9)%
General and administrative	121,901	79,014	54.3%
Mineral exploration costs	206,486	209,071	(1.2)%
Sub-total	314,455	300,652	4.6%
Other Expenses:
Accretion of discounts on convertible debt	34,120	22,390	52.4%
(Gain) Loss on change in fair values of	57,923	(26,639)	317.4%
beneficial conversion features
Interest expense	23,815	21,112	12.8%
(Recovery of loss) impairment loss on	-	(104,406)	(100)%
investment securities
Sub-total	115,858	(87,543)	232.3%
Total Expenses	$430,313	$213,109	101.9%

We incurred operating expenses in the amount of $314,455 for the quarter ended September 30, 2008 as compared to $300,652 for the quarter ended September 30, 2007.

General and administration expenses consist of consulting fees and professional fees. Additional consulting fees during the quarter ended September 30, 2008 primarily relate to consulting fees payable to our Chief Executive Officer and our President. Under the terms of the management consultant agreements, we pay our Chief Executive Officer and our President a consulting fee of CDN $5,000 per month.

Mineral exploration costs consisted of annual payments and lease payments in connection with maintaining the New York Canyon Project in good standing.

During the year quarter ended September 30, 2007, we received proceeds of $104,406 from the dissolution of Langley Park.

We anticipate that the expenses will increase over the next twelve months due to our ongoing planned exploration activities on the New York Canyon Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At September 30, 2008	At June 30, 2008	Increase / Decrease
Current Assets	$195,836	$26,015	652.8%
Current Liabilities	(1,563,598)	(1,404,372)	11.3%
Working Capital (Deficit)	$(1,367,762)	$(1,378,357)	(0.8)%

Cash Flows
	Three Months Ended	Three Months Ended
	September 30, 2008	September 30, 2007
Cash Used in Operating Activities	$(345,448)	$(165,716)
Cash Provided by (Used in) Investing Activities	-	-
Cash Provided by Financing Activities	514,475	300,000
Net Increase (decrease) in Cash During Period	$169,127	$134,284

The slight decrease in our working capital deficit from $1,378,357 as at June 30, 2008 to a working capital deficit of $1,367,762 as at September 30, 2008 was primarily a result of the fact that we received $490,000 in proceeds from the completion of our private placement on August 18, 2008. During the quarter ended September 2008, we also received a loan of CDN $25,000 from Mr. Harvey. The loan bears interest at a rate of 15% per annum and is due on or before January 7, 2009. The proceeds of these financings were used to fund our mineral lease payments and for general and administrative expenses.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net loss of $430,313 for the three months ended September 30, 2008 and have an accumulated deficit of $17,506,785 since inception. As at September 30, 2008, we had cash of $184,707 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,200,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures. There is no assurance that we will be able to obtain additional financing in the future.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.             CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS.

Other than as previously disclosed in our Annual Report for the fiscal year ended June 30, 2008, we are not party to any legal proceedings.

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

Our current operating funds are inadequate to complete our planned exploration of the New York Canyon Project and to meet our general and administrative expenses. Our business plan calls for significant expenses in connection with the exploration and development of those mineral claims. As a result, we will require additional financing to complete our exploration and development plans. We will also require additional financing if the costs of exploration are greater than anticipated and to sustain our business operations if we are not successful in earning revenues once exploration is complete. Obtaining additional financing would be subject to a number of factors, the known material factors being market prices for copper, investor acceptance of our mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which will require us to obtain additional financing. We recorded a net loss of $430,313 for the fiscal quarter ended September 30, 2008 and have an accumulated deficit of $17,506,785 since inception. As at September 30, 2008 we had cash of $184,707 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,200,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

As noted in the financial statements that are included with this report, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. These conditions, as indicated in our audit report on our Annual Report on Form 10-K, raise substantial doubt as to our ability to continue as a going concern. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 18, 2008, we completed a private placement of a total of 5,000,000 units at a price of $0.10 per unit for total proceeds of $500,000. However, we did not receive the subscription proceeds from one investor for the purchase of 100,000 units of the private placement. Accordingly, we are currently in the process of canceling the 100,000 units. Each unit under the private placement consisted of one share of our common stock and one share purchase warrant, entitling the holder to purchase one additional share of our common stock at a price of $0.12 per share for a period ending August 17, 2010. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act. We did not engage in a distribution of this offering in the United States. The investors represented that they were not US persons as defined in Regulation S, and have provided representations indicating that they were acquiring our securities for investment purposes only and not with a view towards distribution.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation.(15)

3.2	Bylaws.(1)

4.1	Specimen Stock Certificate.(15)

10.1	2004 Nonqualified Stock Option Plan.(4)

10.2	2006 Stock Incentive Plan dated April 5, 2006.(11)

10.3	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between the Company and Langley Park Investments PLC.(5)

10.4	Debenture Purchase Agreement dated November 19, 2004 between the Company and Glenkirk International.(7)

10.5	Convertible, Callable, Subordinated Debenture dated November 19, 2004 between the Company and Glenkirk International.(7)

10.6	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(3)

10.7	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(6)

10.8	Consulting Agreement dated April 5, 2005 between the Company and Anthony Harvey.(8)

10.9	Consulting Agreement dated August 5, 2005 between the Company and Chris Broili.(12)

10.10	Consulting Agreement dated August 10, 2005 between the Company and Mel Klohn.(12)

10.11	Consulting Agreement dated August 22, 2005 between the Company and Carlo Civelli.(12)

10.12	Consulting Agreement dated September 20, 2005 between the Company and Richard Dixon.(12)

10.13	Consulting Agreement dated September 20, 2005 between the Company and Richard Kehmeier.(12)

10.14	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(10)

10.15	Consulting Agreement dated January 19, 2006 between the Company and Mark A. Reynolds.(9)

10.16	Consulting Agreement dated February 1, 2006 between the Company and Linda Erdman.(9)

10.17	Consulting Agreement dated February 1, 2006 between the Company and Geoffrey Goodall.(9)

10.18	Consulting Agreement dated February 1, 2006 between the Company and Robert Young.(12)

10.19	Debt Settlement Agreement dated November 8, 2005 between the Company and Cameron Reynolds.(12)

10.20	Mineral Processing Research Agreement dated March 22, 2006 among the Company, Nevada Sunrise, LLC and INTOR Resources Corporation.(12)

10.21	Loan Agreement dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(13)

10.22	Loan Agreement dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(13)

10.23	Convertible Promissory Note dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(13)

10.24	Convertible Promissory Note dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(13)

10.25	Promissory Note dated August 16, 2006 between the Company and Anthony Harvey.(14)

10.26	First Amendment Loan Agreement dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(16)

10.27	First Amendment to Loan Agreement dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(16)

10.28	Convertible Promissory Note dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(16)

10.29	Convertible Promissory Note dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(16)

10.30	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(17)

10.31	Sponsorship Agreement dated March 29, 2007 between the Company and Union Securities Ltd.(18)

10.32	Engagement Letter dated March 29, 2007 between the Company and Union Securities Ltd.(18)

10.33	Second Amendment to Loan Agreement dated April 12, 2007 between the Company and Aton Ventures Fund Ltd.(18)

10.34	Second Amendment to Loan Agreement dated April 11, 2007 between the Company and Asset Protection Fund Ltd.(18)

10.35	Loan Agreement dated April 25, 2007 between the Company and Aton Select Fund Limited.(18)

10.36	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN $50,000.(18)

10.37	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(18)

10.38	Promissory Note dated April 25, 2007 between the Company and Aton Select Fund Limited.(18)

10.39	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN $50,000.(18)

10.40	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(18)

10.41	Termination Agreement dated September 25, 2007 between the Company and Mark Reynolds.(19)

10.42	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(20)

10.43	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(20)

10.44	Convertible Promissory Note dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(20)

10.45	Convertible Promissory Note dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(20)

10.46	Management Consulting Agreement dated December 1, 2007 between the Company, ARH Management Ltd. and Anthony Harvey.(20)

10.47	Management Consulting Agreement dated December 1, 2007 between the Company, Ainsworth-Jenkins Holdings Inc. and Benjamin Ainsworth.(20)

10.48	2007 Stock Incentive Plan.(20)

10.49	Form of Non-Qualified Stock Option Agreement between the Company and Directors and Officers.(20)

10.50	Loan Agreement dated April 1, 2008 between the Company and Anthony Harvey.(21)

10.51	Promissory Note dated April 1, 2008 between the Company and Anthony Harvey.(21)

10.52	Loan Agreement dated May 8, 2008 between the Company and Anthony Harvey.(22)

10.53	Promissory Note dated May 8, 2008 between the Company and Anthony Harvey.(22)

10.54	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Aton Select Fund Limited.(22)

10.55	Convertible Promissory Note dated May 9, 2008 between the Company and Aton Select Fund Limited.(22)

10.56	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.(22)

10.57	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.(22)

10.58	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of CDN $50,000.(22)

10.59	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey for the loan of CDN $50,000.(22)

10.60	Loan Agreement dated July 7, 2008 between the Company and Anthony Harvey for the loan of CDN $25,000.(23)

10.61	Promissory Note dated July 7, 2008 between the Company and Anthony Harvey for the loan of CDN $25,000.(23)

14.1	Code of Ethics.(2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(2)

99.2	Disclosure Committee Charter.(2)

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 26, 2000.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on June 17, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 22, 2005.
(8)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 23, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 22, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 15, 2006.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 7, 2006.
(15)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2006.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 21, 2007.
(19)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 28, 2007.
(20)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 6, 2007.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 7, 2008.
(22)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on May 15, 2008.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 11, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON COPPER CORP.

Dated:	November 14, 2008	By:
/s/ Anthony R. Harvey
ANTHONY R. HARVEY
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 14, 2008	By:
/s/ Kurt Bordian
KURT BORDIAN
Chief Financial Officer
(Principal Accounting Officer and Principal Financial
Officer)