Form 10-Q
period 2008-12-31
CANYON COPPER CORP.
filed 2009-02-17
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 11, 2009, the Registrant had 76,881,399 shares of common stock, par value of $0.00001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2008 are not necessarily indicative of the results that can be expected for the year ending June 30, 2009.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Canyon Copper” mean Canyon Copper Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Canyon Copper Corp.
(An Exploration Stage Company)

December 31, 2008

Canyon Copper Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	December 31,	June 30,
	2008	2008
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	126,702	15,580
Prepaid expenses and deposits	10,111	10,435
Total Assets	136,813	26,015

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 5)	297,814	376,835
Accrued liabilities (Note 4)	183,328	143,979
Due to related parties (Note 5)	195,785	145,046
Convertible debt, less unaccreted discount of $4,265 and $72,506,
respectively (Note 6)	756,585	647,495
Derivative liabilities (Note 6)	74,497	91,017
Total Current Liabilities	1,508,009	1,404,372
Convertible debt (Note 6)	–	49,092
Total Liabilities	1,508,009	1,453,464
Contingencies (Notes 1 and 10)
Subsequent Events (Note 11)

Stockholders’ Deficit
Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 500,000 shares	5	5
Common Stock
Authorized: 500,000,000 shares, par value $0.00001
Issued and outstanding: 76,881,399 shares
(June 30, 2008 - 71,981,399 shares)	769	720
Additional Paid-in Capital	16,138,249	15,648,298
Deficit Accumulated During the Exploration Stage	(17,510,219)	(17,076,472)
Total Stockholders’ Deficit	(1,371,196)	(1,427,449)
Total Liabilities and Stockholders’ Deficit	136,813	26,015

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from
	January 21, 2000	For the		For the
	(Date of Inception)	Three Months Ended		Six Months Ended
	to December 31,	December 31,		December 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Depreciation	5,540	–	–	–	–
Foreign exchange (gain) loss	(75,823)	(47,095)	(1,732)	(61,027)	10,835
General and administrative (Note 5)	8,570,484	66,275	589,378	188,176	668,395
Impairment of mineral property costs	2,759,130	–	–	–	–
Impairment of property and equipment	10,811	–	–	–	–
Mineral exploration costs	4,581,379	16,142	25,739	222,628	234,807
Total Operating Expenses	15,851,521	35,322	613,385	349,777	914,037
Operating Loss	(15,851,521)	(35,322)	(613,385)	(349,777)	(914,037)

Other Income (Expense)

Accretion of discounts on convertible debt	(627,010)	(34,120)	(31,530)	(68,240)	(53,920)
Gain on change in fair values of beneficial
conversion features	121,847	74,444	885	16,521	27,524
Interest expense	(279,417)	(23,245)	(21,290)	(47,060)	(42,402)
Loss on sale of investment securities	(411,430)	–	–	–	–
Loss on settlement of debt	(2,871)	–	–	–	–
Recovery (impairment loss) on investment securities	(459,817)	14,809	–	14,809	104,406
Total Other Income (Expense)	(1,658,698)	31,888	(51,935)	(83,970)	35,608
Net Loss	(17,510,219)	(3,434)	(665,320)	(433,747)	(878,429)
Net Loss Per Share – Basic and Diluted		–	(0.01)	(0.01)	(0.01)
Weighted Average Shares Outstanding		76,881,000	74,981,000	75,603,000	71,688,000

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the
	Six Months Ended
	December 31,
	2008	2007
	$	$
Operating Activities
Net loss	(433,747)	(878,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	68,240	53,920
Foreign exchange translation gain (loss) on debt	(20,635)	5,375
Loss on change in fair values of beneficial conversion features	(16,521)	(27,524)
Stock-based compensation	–	519,033
Recovery of loss on investment securities	(14,809)	(104,406)
Changes in operating assets and liabilities:
Prepaid expenses and deposits	324	4,654
Accounts payable and accrued liabilities	(39,671)	44,655
Due to related parties	38,557	2,374
Net Cash Used in Operating Activities	(418,262)	(380,348)
Investing Activities
Proceeds received on sale of investment securities	14,809	104,406
Net Cash Provided by Investment Activities	14,809	104,406
Financing Activities
Advances from related party	24,575	–
Issuance of common stock	490,000	300,000
Net Cash Provided by Financing Activities	514,575	300,000
Increase in Cash	111,122	24,058
Cash – Beginning of Period	15,580	34,401
Cash – End of Period	126,702	58,459
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. As at December 31, 2008, the Company has a working capital deficit of $1,371,196 and has accumulated losses of $17,510,219 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan for the next twelve months is to continue initial exploration activities on the New York Canyon Project in Nevada. The agreements pursuant to which the Company acquired its interests in the New York Canyon Project provide for a series of cash payments and annual filing maintenance costs. If the Company fails to make such payments or expenditures in a timely fashion it may lose its interest in those properties. As at December 31, 2008, the Company had cash of $126,702 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $3,200,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2008 and 2007, the Company had no items that represent comprehensive income.

	m)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totalled 60,875,000 as at December 31, 2008 (9,775,000 as at June 30, 2008).

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No.141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

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

4.	Accrued Liabilities

	December 31,	June 30,
	2008	2008
	$	$

Interest accrued on debt	179,719	135,370
Professional fees and other accruals	3,609	8,609
	183,328	143,979

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

5.	Related Party Transactions

a)

As at December 31, 2008, the Company was indebted to the President of the Company for $53,105 (Cdn$65,000) (June 30, 2008 - $34,364 (Cdn$35,000)) of consulting fees. The amount due is non-interest bearing, unsecured and due on demand.

	b)	As at December 31, 2008, the Company was indebted to the Chief Executive Officer of the Company for $142,075 (June 30, 2008 - $110,224), which consists of the following amounts:

		i)	$55,800 (Cdn$68,300) (June 30, 2008 - $36,132 (Cdn$36,800)) for consulting fees, which is non- interest bearing, unsecured and due on demand;

		ii)	$20,425 (Cdn$25,000) (June 30, 2008 - $24,546 (Cdn$25,000)) in advances for working capital purposes which bears interest at 15% per annum, is unsecured and due on demand;

iii)

$20,425 (Cdn$25,000) (June 30, 2008 - $Nil) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and was due on January 7, 2009. Subsequently, the maturity date on the notes was extended to April 7, 2010 (refer to Note 11);

iv)

$20,425 (Cdn$25,000) (June 30, 2008 - $24,546 (Cdn$25,000)) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on November 8, 2009. Subsequently, the maturity date on the notes was extended to February 8, 2010 (refer to Note 11); and

v)

$25,000 (June 30, 2008 - $25,000) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on October 1, 2008. Subsequently, the maturity date on the notes was extended to January 1, 2010 (refer to Note 11).

Refer to Note 6(a) for convertible debt owing the Chief Executive Officer of the Company.

c)

As at December 31, 2008, the Company was indebted to the Chief Financial Officer of the Company for $605 (June 30, 2008 - $458) of general and administrative expenses. The amounts due are non-interest bearing, unsecured and due on demand.

d)

As at December 31, 2008, $70,190 (June 30, 2008 - $70,190) is owed to a former Vice President of Finance of the Company and is included in accounts payable. The amount due is non-interest bearing, unsecured and due on demand.

e)

As at December 31, 2008, $6,980 (June 30, 2008 - $9,980) is owed to a former Vice President of the Company and is included in accounts payable. The amount due is non-interest bearing, unsecured and due on demand.

f)

During the six months ended December 31, 2008, the Company incurred consulting fees of $27,730 (2007 - $5,364), $26,410 (2007 - $5,060), and $34,650 (2007 - $34,980) to the Chief Executive Officer of the Company, President of the Company, and Chief Financial Officer, respectively.

6.	Convertible Debt

a)

On March 14, 2007, the Chief Executive Officer of the Company advanced $100,000 to the Company. On April 25, 2007, the Chief Executive Officer loaned the Company a further $40,850 (Cdn$50,000). This loan bears interest at a rate of 15% per annum, is unsecured and due on demand. On April 25, 2007, the Company secured these loans by issuing convertible notes. The notes were due on March 14, 2008 and April 25, 2008, respectively, and are convertible at $0.30 per unit with each unit to consist of one common share and one share purchase warrant exercisable at $0.35 per common share for a period of two years. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, (“EITF 98-5”) the Company recognized the intrinsic value of the embedded beneficial conversion feature of $43,707 as additional paid-in capital and an equivalent discount which was expensed over the term of the convertible loans. During the year ended June 30, 2008, the Company recorded accretion of $35,123, increasing the carrying value of the convertible loans to their face value. On May 9, 2008, the maturity date on the notes was extended to June 14, 2009 and July 25, 2009, respectively. These modifications had no accounting impact.

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

On November 30, 2007, the maturity date of the APF loan was extended to January 11, 2009 and the maturity date of the Aton loan was extended to January 12, 2009. In accordance with EITF 06-6, the Company determined it should apply extinguishment accounting as the fair value of the embedded conversion option was greater than 10% of the carrying amount of the original debt instrument immediately prior to the modification. On November 30, 2007, the Company recognized a gain of $41,201 upon extinguishment of the modified debt. In addition, the Company recognized a discount of $151,502 and increased the derivative liability to $151,502. During the year ended June 30, 2008, the Company recorded accretion of the discount of $78,996 increasing the carrying value of the convertible loans to $427,494. The Company recorded a gain on the change in the fair values of the derivative liabilities of $60,484 during the year ended June 30, 2008, decreasing the fair value of the derivative liabilities to $91,017. During the six months ended December 31, 2008, the Company recorded accretion of the discount of $68,240 increasing the carrying value of the convertible loans to $495,735. The Company recorded a gain on the change in the fair values of the derivative liabilities of $16,521 during the six months ended December 31, 2008, decreasing the fair value of the derivative liabilities to $74,497. The outstanding amounts under the loans may be repaid, in whole or in part, at any time at the option of Company without penalty. For as long as the loans remain outstanding the Company has agreed not to mortgage, pledge or otherwise encumber its interest in its minerals claims in the State of Nevada without the consent of its lenders. Proceeds of the loans are to be used for working capital purposes to fund the Company’s continued operations.

On January 13, 2009, the maturity dates of the APF loan and the Aton loan were extended to April 11, 2010 and April 12, 2010, respectively. (refer to Note 11)

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

On December 3, 2007, the Company established a 2007 Stock Incentive Plan (the “2007 Plan”) to issue up to a maximum of 7,000,000 shares of common stock. The maximum aggregate number of shares of common stock that may be optioned and sold under the 2007 Plan will be increased effective the first day of each of the Company’s fiscal quarters commencing January 1, 2008, by an amount equal the lesser of (i) 10% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter, or (ii) a lesser number of shares of common stock as determined by the board of directors. The exercise price for consultants cannot be less than 85% of the fair market value of the common stock on the grant date. The exercise price for all others can not be less than 100% of the fair market value of the common stock on the grant date for incentive stock options and can not be less than 85% of the fair market value of the common stock on the grant date for non-qualified stock options. The Plan Administrator shall establish the option term or, if not so established, shall be ten years from the grant date. As at December 31, 2008, the Company had 4,115,000 stock options available for granting pursuant to the 2007 Plan.

On April 5, 2006, the Company established a 2006 Stock Incentive Plan (the “2006 Plan”) to issue up to a maximum of 10,000,000 shares of common stock. The maximum aggregate number of shares of common stock that may be optioned and sold under the 2006 Plan will be increased effective the first day of each of the Company’s fiscal quarters commencing April 1, 2006, by an amount equal the lesser of (i) 15% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter, or (ii) a lesser number of shares of common stock as determined by the board of directors. The exercise price for consultants cannot be less than 75% of the fair market value of the common stock on the grant date. The exercise price for all others can not be less than 100% of the fair market value of the common stock on the grant date for incentive stock options and can not be less than 75% of the fair market value of the common stock on the grant date for non-qualified stock options. The Plan Administrator shall establish the option term or, if not so established, shall be ten years from the grant date. As at December 31, 2008, the Company had 3,458,750 stock options available for granting pursuant to the 2006 Plan.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

8.	Stock Options (continued)

The Company’s 2004 Non-qualified Stock Option Plan (the “2004 Plan”) is intended to provide incentives to employees, directors and consultants by providing them with opportunities to purchase shares of our common stock. The 2004 Plan is effective as of June 17, 2004 and all stock options granted under the 2004 Plan must be granted within ten years from the date the 2004 Plan was adopted. The Company originally registered the 2004 Plan on June 17, 2004 pursuant to a registration statement on Form S-8. Effective April 6, 2005, the Company amended the 2004 Plan and increased the total of common shares reserved for issuance under the 2004 Plan from one million to a total of four million common shares. The Board of Directors is authorized to administer the 2004 Plan. In doing so, the Board of Directors may: (i) designate optionees; (ii) determine the terms and provisions of respective option agreements (which need not be identical) including, but not limited to, the number of shares to be covered by each option, provisions concerning the time or times when and the extent to which the options may be exercised, and the nature and duration of restrictions as to transferability or restrictions constituting substantial risk of forfeiture; (iii) accelerate the right of an optionee to exercise, in whole or in part, any previously granted option; (iv) interpret the provisions and supervise the administration of the 2004 Plan; (v) determine the fair market value of shares issuable under the 2004 Plan; (vi) designate the type of options to be granted to an optionee; and (vii) determine any other matter which is necessary or desirable for, or incidental to, the administration of the 2004 Plan. As at December 31, 2008, the Company had 2,800,000 stock options available for granting pursuant to the 2004 Plan.

A summary of the Company’s stock option activity is as follows:

		Weighted Average	Aggregate
	Number of	Exercise Price	Intrinsic Value
	Options	$	$
Outstanding, June 30, 2008	4,175,000	0.26
Expired	(300,000)	0.25
Outstanding, December 31, 2008	3,875,000	0.26	–
Exercisable, December 31, 2008	3,875,000	0.26	–

As at December 31, 2008, the weighted average remaining contractual life of the outstanding stock options is 3.60 years.

As at December 31, 2008, the Company had no unvested options outstanding.

9.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$

Balance, June 30, 2008	1,366,667	0.31

Issued	4,900,000	0.12
Expired	(166,667)	0.40
Balance, December 31, 2008	6,100,000	0.16

As at December 31, 2008, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date

1,200,000	0.30	August 15, 2009
4,900,000	0.12	August 17, 2010
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

a)

On January 13, 2009, the Company entered into an amendment of the Loan Agreement dated May 8, 2008, with the principal sum of $20,425 (CDN $25,000). The lender has agreed to extend the term of the Loan to February 8, 2010, with interest thereon at the rate of 15% per annum. (refer to Note 5(b)(iv))

b)

On January 13, 2009, the Company entered into an amendment of the Loan Agreement dated July 7, 2008, with the principal sum of $20,425 (CDN $25,000). The lender has agreed to extend the term of the Loan to April 7, 2010, with interest thereon at the rate of 15% per annum. (refer to Note 5(b)(iii))

c)

On January 13, 2009, the Company entered into an amendment of the Loan Agreement dated April 1, 2008, with the principal sum of $25,000. The lender has agreed to extend the term of the Loan to January 1, 2010, with interest thereon at the rate of 15% per annum. (refer to Note 5(b)(v))

d)

On January 13, 2009, the Company entered into an amendment of the Loan Agreement dated September 12, 2006, with the principal sum of $250,000. The lender has agreed to extend the term of the Loan to April 12, 2010, with interest thereon at the rate of 15% per annum. (refer to Note 6(b))

e)

On January 13, 2009, the Company entered into an amendment of the Loan Agreement dated September 11, 2006, with the principal sum of $250,000. The lender has agreed to extend the term of the Loan to April 11, 2010, with interest thereon at the rate of 15% per annum. (refer to Note 6(b))

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Part II - Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our annual reports, quarterly reports and current reports we file from time to time with the Securities and Exchange Commission (the “SEC”).

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

Recent Corporate Developments

Since our quarter ended September 30, 2008, we experienced the following significant corporate developments:

1.

On January 13, 2009, we entered into amendments to our loan agreements dated September 12, 2006 and September 11, 2006, respectively, with Aton Ventures Fund Ltd. (“AVF”) and Asset Protection Fund Ltd. (“APF”) (together the “Lenders”) whereby the Lenders loaned $500,000 to us. Under the terms of the amendment agreements, AVF agreed to extend the maturity date of its loan to April 12, 2010 and APF agreed to extend the maturity date of its loan to April 11, 2010. In consideration of the Lenders agreeing to extend the term of their respective loans, we agreed to increase the interest rate on each of the loans to 15% per annum effective January 12, 2009.

2.

Also on January 13, 2009, we entered into amendments to our loan agreements dated April 1, 2008, May 8, 2008 and July 7, 2008 with Anthony R. Harvey, our Chief Executive Officer, Chairman and a member of our Board of Directors, whereby Mr. Harvey loaned to us $25,000 USD, $25,000 CDN and $25,000 CDN, respectively. Under the terms of the amendment agreements, Mr. Harvey agreed to extend the terms of his loans to January 1, 2010, February 8, 2010 and April 7, 2010, respectively.

3.

On February 12, 2009, John Carlesso resigned as a member of our Board of Directors. Mr. Carlesso resigned to pursue other business opportunities. There was no disagreement between Mr. Carlesso and us regarding any matter relating to our operations, policies or practices.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and six month periods ended December 31, 2008 and changes in our financial condition from June 30, 2008. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended June 30, 2008 filed with the SEC on September 29, 2008.

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

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net loss of $433,747 for the six months ended December 31, 2008 and have an accumulated deficit of $17,510,219 since inception. As at December 31, 2008, we had cash of $126,702 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,200,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

We have not had revenues since inception. We are currently seeking to identify sources of additional financing. However, there is no assurance we will be successful in raising the necessary funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on equity sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders. See “Future Financings” below.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended		Percentage	Six Months Ended		Percentage
	December 31		Increase /	December 31		Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating Expenses	(35,322)	(613,385)	(94.2)%	(349,777)	(914,037)	(61.7)%
Other Income (Expenses)	31,888	(51,935)	(161.4)%	(83,970)	35,608	(335.8)%
Net Loss	$(3,434)	$(665,320)	(99.5)%	$(433,747)	$(878,429)	(50.6)%

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

Expenses

Our expenses for the three and six month periods ended December 31, 2008 and 2007 consisted of the following:

	Second Quarter Ended		Percentage	Six Months Ended		Percentage
	December 31		Increase /	December 31		Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Operating Expenses:
Foreign exchange loss (gain)	$(47,095)	$(1,732)	2,619.1%	$(61,027)	$10,835	(663.2)%
General and administrative	66,275	589,378	(88.8)%	188,176	668,395	(71.8)%
Mineral exploration costs	16,142	25,739	(37.3)%	222,628	234,807	(5.2)%
Sub-total	$35,322	$613,385	(94.2)%	$349,777	$914,037	(61.7)%
Other Expenses:
Accretion of discounts on convertible debt	34,120	31,530	8.2%	68,240	53,920	26.6%
(Gain) Loss on change in fair values of beneficial conversion features	(74,444)	(885)	8,311.8%	(16,521)	(27,524)	(40.0)%
Interest expense	23,245	21,290	9.2%	47,060	42,402	11.0%
(Recovery) impairment loss on investment securities	(14,809)	-	n/a	(14,809)	(104,406)	(85.8)%
Sub-total	$(31,888)	$51,935	(161.4)%	$83,970	$(35,608)	(335.8)%
Total Expenses	$3,434	$665,320	(99.5)%	$433,747	$878,429	(50.6)%

Our operating expenses decreased from $613,385, during the quarter ended December 31, 2007, to $35,322, during the quarter ended December 31, 2008. The substantial decrease in our operating expenses is due to the fact that realized a foreign exchange gain of $47,095 and that our general and administration expenses decreased substantially during the period.

General and administration expenses consist of consulting fees, professional fees and stock based compensation expenses. Our general and administration expenses were substantially higher during the quarter ended December 31, 2007 as compared to December 31, 2008 due to the fact that we incurred a stock based compensation expense of $519,033 during the quarter ended December 31, 2007. Our consulting fees also increased during the quarter ended December 31, 2008 as we agreed to pay each of our Chief Executive Officer and President CDN $5,000 per month commencing on December 1, 2007.

Mineral exploration costs consisted of annual payments and lease payments in connection with maintaining the New York Canyon Project in good standing.

During the quarter ended December 31, 2008, we received distribution proceeds of $14,809 in connection with Langley Park’s liquidation.

We anticipate that the expenses will increase over the next twelve months due to our ongoing planned exploration activities on the New York Canyon Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At December 31, 2008	At June 30, 2008	Increase / Decrease
Current Assets	$136,813	$26,015	425.9%
Current Liabilities	(1,508,009)	(1,404,372)	7.4%
Working Capital (Deficit)	$(1,371,196)	$(1,378,357)	(0.5)%

Cash Flows

	Six Months Ended	Six Months Ended
	December 31, 2008	December 31, 2007
Cash Used in Operating Activities	$(418,262)	$(380,348)
Cash Provided by (Used in) Investing Activities	14,809	104,406
Cash Provided by Financing Activities	514,575	300,000
Net Increase (decrease) in Cash During Period	$111,122	$24,058

The slight decrease in our working capital deficit from $1,378,357 as at June 30, 2008 to a working capital deficit of $1,371,196 as at December 31, 2008 was primarily a result of the fact that we received $490,000 in proceeds from the completion of our private placement on August 18, 2008. During the six months ended December 31 2008, we also received a loan of CDN $25,000 from Mr. Harvey. The loan bears interest at a rate of 15% per annum and is due on or before January 7, 2009. The proceeds of these financings were used to fund our mineral lease payments and for general and administrative expenses.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net loss of $433,747 for the six months ended December, 2008 and have an accumulated deficit of $17,510,219 since inception. As at December 31, 2008, we had cash of $126,702 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,200,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures. There is no assurance that we will be able to obtain additional financing in the future.

On March 29, 2007, we entered into an engagement letter with Union Securities Ltd. (“Union”) pursuant to which Union agreed to act as our sponsor in connection with a proposed listing of our common stock on a Canadian stock exchange and to act as our agent for a proposed equity offering of a minimum of $6,000,000 and a maximum of $12,000,000 in units to non-US residents pursuant to Regulation S of the Securities Act. Each unit is expected to consist of one common share and one share purchase warrant to purchase an additional common share at a price to be determined for a period of 18 months from the closing of the offering. We have agreed to pay Union a sponsorship fee of $25,000 (which fee has been paid), a cash commission equal to 8% of the proceeds received from units sold and options to acquire additional shares of our common stock equal to 10% of the number of units sold. As a condition of the engagement letter, on or before the closing of the offering, we must provide Union with a copy of our final listing application and the conditional listing approval of the Canadian stock exchange. Due to market conditions, it is highly unlikely that we will be able to complete the proposed equity offering as contemplated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Other than as previously disclosed in our Annual Report for the fiscal year ended June 30, 2008, we are not party to any legal proceedings and there have been no material developments to the proceedings previously disclosed in our Annual Report.

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

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which will require us to obtain additional financing. We recorded a net loss of $433,747 for the six months ended December 31, 2008 and have an accumulated deficit of $17,510,219 since inception. As at December 31, 2008 we had cash of $126,702 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,200,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

As noted in the financial statements that are included with this report, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. These conditions, as indicated in our audit report on our Annual Report on Form 10-K for the year ended June 30, 2008 filed with the SEC on September 29, 2008, raise substantial doubt as to our ability to continue as a going concern. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

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

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-

dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On February 12, 2009, John Carlesso resigned as a member of our Board of Directors. Mr. Carlesso resigned to pursue other business opportunities. There was no disagreement between Mr. Carlesso and us regarding any matter relating to our operations, policies or practices.

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation.(15)

Exhibit
Number	Description of Exhibit
3.2	Bylaws.(1)
4.1	Specimen Stock Certificate.(15)
10.1	2004 Nonqualified Stock Option Plan.(4)
10.2	2006 Stock Incentive Plan dated April 5, 2006.(11)
10.3	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between the Company and Langley Park Investments PLC.(5)
10.4	Debenture Purchase Agreement dated November 19, 2004 between the Company and Glenkirk International.(7)
10.5	Convertible, Callable, Subordinated Debenture dated November 19, 2004 between the Company and Glenkirk International.(7)
10.6	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(3)
10.7	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(6)
10.8	Consulting Agreement dated April 5, 2005 between the Company and Anthony Harvey.(8)
10.9	Consulting Agreement dated August 5, 2005 between the Company and Chris Broili.(12)
10.10	Consulting Agreement dated August 10, 2005 between the Company and Mel Klohn.(12)
10.11	Consulting Agreement dated August 22, 2005 between the Company and Carlo Civelli.(12)
10.12	Consulting Agreement dated September 20, 2005 between the Company and Richard Dixon.(12)
10.13	Consulting Agreement dated September 20, 2005 between the Company and Richard Kehmeier.(12)
10.14	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(10)
10.15	Consulting Agreement dated January 19, 2006 between the Company and Mark A. Reynolds.(9)
10.16	Consulting Agreement dated February 1, 2006 between the Company and Linda Erdman.(9)
10.17	Consulting Agreement dated February 1, 2006 between the Company and Geoffrey Goodall.(9)
10.18	Consulting Agreement dated February 1, 2006 between the Company and Robert Young.(12)
10.19	Debt Settlement Agreement dated November 8, 2005 between the Company and Cameron Reynolds.(12)
10.20	Mineral Processing Research Agreement dated March 22, 2006 among the Company, Nevada Sunrise, LLC and INTOR Resources Corporation.(12)
10.21	Loan Agreement dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(13)
10.22	Loan Agreement dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(13)
10.23	Convertible Promissory Note dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(13)
10.24	Convertible Promissory Note dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(13)
10.25	Promissory Note dated August 16, 2006 between the Company and Anthony Harvey.(14)
10.26	First Amendment Loan Agreement dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(16)
10.27	First Amendment to Loan Agreement dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(16)
10.28	Convertible Promissory Note dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(16)
10.29	Convertible Promissory Note dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(16)
10.30	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(17)

Exhibit
Number	Description of Exhibit
10.31	Sponsorship Agreement dated March 29, 2007 between the Company and Union Securities Ltd.(18)
10.32	Engagement Letter dated March 29, 2007 between the Company and Union Securities Ltd.(18)
10.33	Second Amendment to Loan Agreement dated April 12, 2007 between the Company and Aton Ventures Fund Ltd.(18)
10.34	Second Amendment to Loan Agreement dated April 11, 2007 between the Company and Asset Protection Fund Ltd.(18)
10.35	Loan Agreement dated April 25, 2007 between the Company and Aton Select Fund Limited.(18)
10.36	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN $50,000.(18)
10.37	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(18)
10.38	Promissory Note dated April 25, 2007 between the Company and Aton Select Fund Limited.(18)
10.39	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN $50,000.(18)
10.40	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(18)
10.41	Termination Agreement dated September 25, 2007 between the Company and Mark Reynolds.(19)
10.42	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(20)
10.43	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(20)
10.44	Convertible Promissory Note dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(20)
10.45	Convertible Promissory Note dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(20)
10.46	Management Consulting Agreement dated December 1, 2007 between the Company, ARH Management Ltd. and Anthony Harvey.(20)
10.47	Management Consulting Agreement dated December 1, 2007 between the Company, Ainsworth-Jenkins Holdings Inc. and Benjamin Ainsworth.(20)
10.48	2007 Stock Incentive Plan.(20)
10.49	Form of Non-Qualified Stock Option Agreement between the Company and Directors and Officers.(20)
10.50	Loan Agreement dated April 1, 2008 between the Company and Anthony Harvey.(21)
10.51	Promissory Note dated April 1, 2008 between the Company and Anthony Harvey.(21)
10.52	Loan Agreement dated May 8, 2008 between the Company and Anthony Harvey.(22)
10.53	Promissory Note dated May 8, 2008 between the Company and Anthony Harvey.(22)
10.54	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Aton Select Fund Limited.(22)
10.55	Convertible Promissory Note dated May 9, 2008 between the Company and Aton Select Fund Limited.(22)
10.56	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.(22)
10.57	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.(22)
10.58	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of CDN $50,000.(22)
10.59	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey

Exhibit
Number	Description of Exhibit
for the loan of CDN $50,000.(22)
10.60	Loan Agreement dated July 7, 2008 between the Company and Anthony Harvey for the loan of CDN $25,000.(23)
10.61	Promissory Note dated July 7, 2008 between the Company and Anthony Harvey for the loan of CDN $25,000.(23)
10.62	Fourth Amendment to Loan Agreement dated January 13, 2009 between the Company and Aton Ventures Fund Ltd.(24)
10.63	Convertible Promissory Note dated January 13, 2009 between the Company and Aton Ventures Fund Ltd.(24)
10.64	Fourth Amendment to Loan Agreement dated January 13, 2009 between the Company and Asset Protection Fund Ltd.(24)
10.65	Convertible Promissory Note dated January 13, 2009 between the Company and Asset Protection Fund Ltd.(24)
10.66	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 USD.(24)
10.67	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 USD.(24)
10.68	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(24)
10.69	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(24)
10.70	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(24)
10.71	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(24)
14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(2)
99.2	Disclosure Committee Charter.(2)

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 26, 2000.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on June 17, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 22, 2005.
(8)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 23, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 22, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 15, 2006.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 7, 2006.
(15)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2006.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 21, 2007.

(19)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 28, 2007.
(20)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 6, 2007.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 7, 2008.
(22)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on May 15, 2008.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 11, 2008.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 20, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON COPPER CORP.

Dated:	February 16, 2009	By:	/s/ Anthony R. Harvey

ANTHONY R. HARVEY
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated:	February 16, 2009	By:	/s/ Kurt Bordian

KURT BORDIAN
Chief Financial Officer
(Principal Accounting Officer and Principal Financial
Officer)