Form 10-Q
period 2009-03-31
CANYON COPPER CORP.
filed 2009-05-14
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ x ]Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).[ ] Yes[ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
[ ] Yes[ x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 12, 2009, the Registrant had 76,881,399 shares of common stock, par value of $0.00001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending June 30, 2009.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Canyon Copper” mean Canyon Copper Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Canyon Copper Corp.
(An Exploration Stage Company)

March 31, 2009

Canyon Copper Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	June 30,
	2009	2008
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	72,444	15,580
Prepaid expenses and deposits	4,578	10,435
Total Assets	77,022	26,015

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 5)	291,477	376,835
Accrued liabilities (Note 4)	210,141	143,979
Due to related parties (Note 5)	214,631	145,046
Convertible debt, less unaccreted discount of $nil and $72,506,
respectively (Note 6)	259,664	647,495
Derivative liabilities (Note 6)	421,356	91,017
Total Current Liabilities	1,397,269	1,404,372
Convertible debt, less unaccreted discount of $415,105 and $nil,
respectively (Note 6)	84,895	49,092
Total Liabilities	1,482,164	1,453,464
Contingencies (Notes 1 and 10)
Stockholders’ Deficit
Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 500,000 shares	5	5
Common Stock
Authorized: 500,000,000 shares, par value $0.00001
Issued and outstanding: 76,881,399 shares
(June 30, 2008 – 71,981,399 shares)	769	720
Additional Paid-in Capital	16,138,249	15,648,298
Deficit Accumulated During the Exploration Stage	(17,544,165)	(17,076,472)
Total Stockholders’ Deficit	(1,405,142)	(1,427,449)
Total Liabilities and Stockholders’ Deficit	77,022	26,015

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from
	January 21, 2000	For the		For the
	(Date of Inception)	Three Months Ended		Nine Months Ended
	to March 31,	March 31,		March 31,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Depreciation	5,540	–	–	–	–
Foreign exchange (gain) loss	(88,770)	(12,947)	(9,159)	(73,974)	1,676
General and administrative (Note 5)	8,640,384	69,900	154,833	258,076	823,228
Impairment of mineral property costs	2,759,130	–	–	–	–
Impairment of property and equipment	10,811	–	–	–	–
Mineral exploration costs	4,596,489	15,110	22,601	237,738	257,408

Total Operating Expenses	15,923,584	72,063	168,275	421,840	1,082,312

Operating Loss	(15,923,584)	(72,063)	(168,275)	(421,840)	(1,082,312)

Other Income (Expense)

Accretion of discounts on convertible debt	(716,170)	(89,160)	(45,691)	(157,400)	(99,611)
Gain (Loss) on change in fair values of beneficial
conversion features	527,441	405,594	(7,151)	422,115	20,373
Interest expense	(308,301)	(28,884)	(21,005)	(75,944)	(63,407)
Loss on sale of investment securities	(411,430)	–	–	–	–
Gain on settlement of debt	150	3,021	–	3,021	–
Loss on extinguishment of debt	(252,454)	(252,454)	–	(252,454)	–
Recovery (impairment loss) on investment securities	(459,817)	–	–	14,809	104,406

Total Other Income (Expense)	(1,620,581)	38,117	(73,847)	(45,853)	(38,239)

Net Loss	(17,544,165)	(33,946)	(242,122)	(467,693)	(1,120,551)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)	(0.02)

Weighted Average Shares Outstanding		76,881,000	71,981,000	76,023,000	71,785,000

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the
	Nine Months Ended
	March 31,
	2009	2008
	$	$
Operating Activities
Net loss	(467,693)	(1,120,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	157,400	99,611
Foreign exchange translation gain (loss) on debt	(23,600)	2,465
Gain on change in fair values of beneficial conversion features	(422,115)	(20,374)
Loss on extinguishment of debt	252,454	–
Stock-based compensation	–	578,932
Recovery of loss on investment securities	(14,809)	(104,406)
Changes in operating assets and liabilities:
Prepaid expenses and deposits	5,857	5,009
Accounts payable and accrued liabilities	(19,196)	131,930
Due to related parties	59,182	45
Net Cash Used in Operating Activities	(472,520)	(427,339)
Investing Activities
Proceeds received on sale of investment securities	14,809	104,406
Net Cash Provided by Investment Activities	14,809	104,406
Financing Activities
Advances from related party	24,575	–
Issuance of common stock	490,000	300,000
Net Cash Provided by Financing Activities	514,575	300,000
Increase (Decrease) in Cash	56,864	(22,933)
Cash – Beginning of Period	15,580	34,401
Cash – End of Period	72,444	11,468
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. As at March 31, 2009, the Company has a working capital deficit of $1,320,247 and has accumulated losses of $17,544,165 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan for the next twelve months is to continue initial exploration activities on the New York Canyon Project in Nevada. The agreements pursuant to which the Company acquired its interests in the New York Canyon Project provide for a series of cash payments and annual filing maintenance costs. If the Company fails to make such payments or expenditures in a timely fashion it may lose its interest in those properties. As at March 31, 2009, the Company had cash of $72,444 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $3,200,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, amounts due to related parties, derivative liabilities, and convertible debt. Pursuant to SFAS No. 157, fair value of assets and liabilities measured on a recurring basis include cash equivalents determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Derivative liabilities are valued based on “Level 2” inputs, consisting of quoted prices in less active markets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2009 and 2008, the Company had no items that represent comprehensive income.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	m)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totalled 38,652,778 as at March 31, 2009 (9,775,000 as at June 30, 2008).

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

	o)	Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk- management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

4.	Accrued Liabilities

	March 31,	June 30,
	2009	2008
	$	$

Interest accrued on debt	206,532	135,370
Professional fees and other accruals	3,609	8,609

	210,141	143,979

5.	Related Party Transactions

a)

As at March 31, 2009, the Company was indebted to the President of the Company for $63,460 (Cdn$80,000) (June 30, 2008 - $34,364 (Cdn$35,000)) of consulting fees. The amount due is non-interest bearing, unsecured and due on demand.

	b)	As at March 31, 2009, the Company was indebted to the Chief Executive Officer of the Company for $151,171 (June 30, 2008 - $110,224), which consists of the following amounts:

		i)	$66,675 (Cdn$84,050) (June 30, 2008 - $36,132 (Cdn$36,800)) for consulting fees, which is non- interest bearing, unsecured and due on demand;

		ii)	$19,832 (Cdn$25,000) (June 30, 2008 - $24,546 (Cdn$25,000)) in advances for working capital purposes which bears interest at 15% per annum, is unsecured and due on demand;

iii)

$19,832 (Cdn$25,000) (June 30, 2008 - $Nil) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and was due on January 7, 2009. On January 13, 2009, the maturity date on the notes was extended to April 7, 2010;

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

5.	Related Party Transactions (continued)

iv)

$19,832 (Cdn$25,000) (June 30, 2008 - $24,546 (Cdn$25,000)) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on November 8, 2009. On January 13, 2009, the maturity date on the notes was extended to February 8, 2010; and

v)

$25,000 (June 30, 2008 - $25,000) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on October 1, 2008. On January 13, 2009, the maturity date on the notes was extended to January 1, 2010.

Refer to Note 6(a) for convertible debt owing the Chief Executive Officer of the Company.

c)

As at March 31, 2009, the Company was indebted to the Chief Financial Officer of the Company for $nil (June 30, 2008 - $458) of general and administrative expenses. The amounts due are non-interest bearing, unsecured and due on demand.

d)

As at March 31, 2009, $70,190 (June 30, 2008 - $70,190) is owed to a former Vice President of Finance of the Company and is included in accounts payable. The amount due is non-interest bearing, unsecured and due on demand.

e)

As at March 31, 2009, $6,980 (June 30, 2008 - $9,980) is owed to a former Vice President of the Company and is included in accounts payable. The amount due is non-interest bearing, unsecured and due on demand.

f)

During the nine months ended March 31, 2009, the Company incurred consulting fees of $40,224 (2008 - $20,060), $38,309 (2008 - $20,949), and $51,975 (2008 - $52,305) to the Chief Executive Officer of the Company, President of the Company, and Chief Financial Officer, respectively.

6.	Convertible Debt

a)

On March 14, 2007, the Chief Executive Officer of the Company advanced $100,000 to the Company. On April 25, 2007, the Chief Executive Officer loaned the Company a further $39,664 (Cdn$50,000). This loan bears interest at a rate of 15% per annum, is unsecured and due on demand. On April 25, 2007, the Company secured these loans by issuing convertible notes. The notes were due on March 14, 2008 and April 25, 2008, respectively, and are convertible at $0.30 per unit with each unit to consist of one common share and one share purchase warrant exercisable at $0.35 per common share for a period of two years. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, (“EITF 98-5”) the Company recognized the intrinsic value of the embedded beneficial conversion feature of $43,707 as additional paid-in capital and an equivalent discount which was expensed over the term of the convertible loans. During the year ended June 30, 2008, the Company recorded accretion of $35,123, increasing the carrying value of the convertible loans to their face value. On May 9, 2008, the maturity date on the notes was extended to June 14, 2009 and July 25, 2009, respectively. These modifications had no accounting impact.

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

On January 13, 2009, the maturity dates of the APF loan and the Aton loan were extended to April 11, 2010 and April 12, 2010, respectively. In accordance with EITF 06-6, the Company determined it should apply extinguishment accounting as the fair value of the embedded conversion option was greater than 10% of the carrying amount of the original debt instrument immediately prior to the modification. On January 13, 2009, the Company recognized a loss of $252,454 upon extinguishment of the modified debt. In addition, the Company recognized a discount of $500,000 and increased the derivative liability to $752,454. During the nine months ended March 31, 2009, the Company recorded accretion of the discount of $157,400 increasing the carrying value of the convertible loans to $84,895. The Company recorded a gain on the change in the fair values of the derivative liabilities of $422,115 during the nine months ended March 31, 2009, decreasing the fair value of the derivative liabilities to $421,356. The outstanding amounts under the loans may be repaid, in whole or in part, at any time at the option of Company without penalty. For as long as the loans remain outstanding the Company has agreed not to mortgage, pledge or otherwise encumber its interest in its minerals claims in the State of Nevada without the consent of its lenders. Proceeds of the loans are to be used for working capital purposes to fund the Company’s continued operations.

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

On December 3, 2007, the Company established a 2007 Stock Incentive Plan (the “2007 Plan”) to issue up to a maximum of 7,000,000 shares of common stock. The maximum aggregate number of shares of common stock that may be optioned and sold under the 2007 Plan will be increased effective the first day of each of the Company’s fiscal quarters commencing January 1, 2008, by an amount equal the lesser of (i) 10% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter, or (ii) a lesser number of shares of common stock as determined by the board of directors. The exercise price for consultants cannot be less than 85% of the fair market value of the common stock on the grant date. The exercise price for all others can not be less than 100% of the fair market value of the common stock on the grant date for incentive stock options and can not be less than 85% of the fair market value of the common stock on the grant date for non-qualified stock options. The Plan Administrator shall establish the option term or, if not so established, shall be ten years from the grant date. As at March 31, 2009, the Company had 4,115,000 stock options available for granting pursuant to the 2007 Plan.

On April 5, 2006, the Company established a 2006 Stock Incentive Plan (the “2006 Plan”) to issue up to a maximum of 10,000,000 shares of common stock. The maximum aggregate number of shares of common stock that may be optioned and sold under the 2006 Plan will be increased effective the first day of each of the Company’s fiscal quarters commencing April 1, 2006, by an amount equal the lesser of (i) 15% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter, or (ii) a lesser number of shares of common stock as determined by the board of directors. The exercise price for consultants cannot be less than 75% of the fair market value of the common stock on the grant date. The exercise price for all others can not be less than 100% of the fair market value of the common stock on the grant date for incentive stock options and can not be less than 75% of the fair market value of the common stock on the grant date for non-qualified stock options. The Plan Administrator shall establish the option term or, if not so established, shall be ten years from the grant date. As at March 31, 2009, the Company had 3,458,750 stock options available for granting pursuant to the 2006 Plan.

The Company’s 2004 Non-qualified Stock Option Plan (the “2004 Plan”) is intended to provide incentives to employees, directors and consultants by providing them with opportunities to purchase shares of our common stock. The 2004 Plan is effective as of June 17, 2004 and all stock options granted under the 2004 Plan must be granted within ten years from the date the 2004 Plan was adopted. The Company originally registered the 2004 Plan on June 17, 2004 pursuant to a registration statement on Form S-8. Effective April 6, 2005, the Company amended the 2004 Plan and increased the total of common shares reserved for issuance under the 2004 Plan from one million to a total of four million common shares. The Board of Directors is authorized to administer the 2004 Plan. In doing so, the Board of Directors may: (i) designate optionees; (ii) determine the terms and provisions of respective option agreements (which need not be identical) including, but not limited to, the number of shares to be covered by each option, provisions concerning the time or times when and the extent to which the options may be exercised, and the nature and duration of restrictions as to transferability or restrictions constituting substantial risk of forfeiture; (iii) accelerate the right of an optionee to exercise, in whole or in part, any previously granted option; (iv) interpret the provisions and supervise the administration of the 2004 Plan; (v) determine the fair market value of shares issuable under the 2004 Plan; (vi) designate the type of options to be granted to an optionee; and (vii) determine any other matter which is necessary or desirable for, or incidental to, the administration of the 2004 Plan. As at March 31, 2009, the Company had 2,800,000 stock options available for granting pursuant to the 2004 Plan.

A summary of the Company’s stock option activity is as follows:

		Weighted Average	Aggregate
	Number of	Exercise Price	Intrinsic Value
	Options	$	$
Outstanding, June 30, 2008	4,175,000	0.26
Expired	(300,000)	0.25
Outstanding, March 31, 2009	3,875,000	0.26	–
Exercisable, March 31, 2009	3,875,000	0.26	–

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

8.	Stock Options (continued)

As at March 31, 2009, the weighted average remaining contractual life of the outstanding stock options is 3.36 years.

As at March 31, 2009, the Company had no unvested options outstanding.

9.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$

Balance, June 30, 2008	1,366,667	0.31

Issued	4,900,000	0.12
Expired	(166,667)	0.40

Balance, March 31, 2009	6,100,000	0.16

As at March 31, 2009, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date

1,200,000	0.30	August 15, 2009
4,900,000	0.12	August 17, 2010

6,100,000

10.	Legal Proceeding

On January 23, 2007, Focused Investor Relations Marketing Inc. commenced an action in Ontario, Canada against the Company seeking payment in the amount of $84,000 pursuant to an oral agreement. The Company believes that this action is without merit and will defend its position vigorously.

11.	Subsequent Event

Subsequent to March 31, 2009, the Board of Directors of the Company approved a one-for-three reverse split of the Company’s common stock. Upon completion of the reverse stock split, the Company’s authorized capital of common stock will be decreased from 500,000,000 shares, par value $0.00001 per share, to 166,666,666 shares, par value $0.00001 per share, and the issued and outstanding common stock will be reduced from 76,881,399 shares to 25,627,133 shares. The Reverse Stock Split is expected to be effective by the end of May 2009.

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

Recent Corporate Developments

Since our quarter ended December 31, 2008, we experienced the following significant corporate developments:

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

4.	On April 15, 2009, we appointed James Yates as a member of our Board of Directors.

5.

Also on April 15, 2009, our Board of Directors approved a one-for-three reverse split of our common stock (the “Reverse Stock Split”). Upon completion of the Reverse Stock Split, our authorized capital of common stock will be decreased from 500,000,000 shares, par value $0.00001 per share, to 166,666,666 shares, par value $0.00001 per share, and the issued and outstanding common stock will be reduced from 76,881,399 shares to 25,627,133 shares. The Reverse Stock Split is expected to be effective on May 15, 2009.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and nine month periods ended March 31, 2009 and changes in our financial condition from June 30, 2008. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended June 30, 2008 filed with the SEC on September 29, 2008.

Our plan of operation for the next twelve months is to continue our initial exploration activities of the New York Canyon Project in Nevada. Our estimated expenses for the next twelve months are as follows:

12 Month Total
ITEM AND ACTIVITY	Budget
LAND STATUS
2009 - 2010 unpatented claim maintenance fees	$175,000
Monthly Payments – Patented Claims	45,000
PERMITTING
Road and drill site work	50,000
Archeological and biological surveys	20,000
Water quality monitoring	20,000
Drill Permitting & Bonding	100,000
Reclamation	20,000
DRILL PROGRAM
(includes assays & supervision)
Compile data for engineering evaluation	60,000
Drilling Reverse Circular	900,000
Drilling Core	600,000
METALLURGICAL PROGRAM
Investigation into acid costs, sites, transport, etc.	-
Preliminary metallurgical work	105,000
Preliminary alternative leach studies	150,000
ENGINEERING & REPORTING
Engineering Reports	20,000
Modeling, Scoping study	50,000
GEOPHYSICAL SURVEYS
Induced polarization	70,000
Airborne radiometric survey	65,000
GEOLOGICAL MAPPING AND INVESTIGATIONS
Mapping and sampling	50,000
Contingency 10%	250,000
Management fee 5%	125,000
GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	325,000
TOTAL	$3,200,000

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net loss of $467,693 for the nine months ended March 31, 2009 and have an accumulated deficit of $17,544,165 since inception. As at March 31, 2009, we had cash of $72,444 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,200,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	March 31		Increase /	March 31		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Operating	(72,063)	(168,275)	(57.2)%	(421,840)	(1,082,312)	(61.0)%
Expenses

Other Income	38,117	(73,847)	(151.6)%	(45,853)	(38,239)	19.9%
(Expenses)

Net Loss	$(33,946)	$(242,122)	(86.0)%	$(467,693)	$(1,120,551)	(58.3)%

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

Expenses

Our expenses for the three and nine month periods ended March 31, 2009 and 2008 consisted of the following:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	March 31		Increase /	March 31		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Operating
Expenses:
Foreign exchange	$(12,947)	$(9,159)	41.4%	$(73,974)	$1,676	(4,513.7)%
loss (gain)
General and	69,900	154,833	(54.9)%	258,076	823,228	(68.7)%
administrative
Mineral exploration	15,110	22,601	(33.1)%	237,738	257,408	(7.6)%
costs
Sub-total	$72,063	$168,275	(57.2)%	$421,840	$1,082,312	(61.0)%

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	March 31		Increase /	March 31		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Other Expenses:

Accretion of	89,160	45,691	95.1%	157,400	99,611	58.0%
discounts on
convertible debt
(Gain) Loss on	(405,594)	7,151	(5,771.9)%	(422,115)	(20,373)	1,971.9%
change in fair
values of beneficial
conversion
features
Interest expense	28,884	21,005	37.5%	75,944	63,407	19.8%

Gain on settlement	(3,021)	-	n/a	(3,021)	-	n/a
of debt
Loss on	252,454	-	n/a	252,454	-	n/a
extinguishment of
debt
(Recovery)	-	-	n/a	(14,809)	(104,406)	(85.8)%
impairment loss on
investment
securities
Sub-total	$(38,117)	$73,847	(151.6)%	$45,853	$38,239	19.9%

Total Expenses	$33,946 $	242,122	(86.0)%	$467,693	$1,120,551	(58.3)%

Our operating expenses decreased from $168,275, during the quarter ended March 31, 2008, to $72,063, during the quarter ended March 31, 2009. The decrease in our operating expenses is due to the fact our general and administration expenses decreased during the period.

General and administration expenses consist of consulting fees and professional fees. Our general and administration expenses were higher during the quarter ended March 31, 2008 as compared to March 31, 2009 due to the fact that we incurred stock based compensation expense of $59,899 during the quarter ended March 31, 2008.

Mineral exploration costs consisted of annual payments and lease payments in connection with maintaining the New York Canyon Project in good standing.

During the nine months ended March 31, 2009, we received distribution proceeds of $14,809 in connection with Langley Park’s liquidation.

We anticipate that our expenses will increase over the next twelve months due to our ongoing planned exploration activities on the New York Canyon Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2009	At June 30, 2008	Increase / Decrease
Current Assets	$77,022	$26,015	196.1%
Current Liabilities	(1,397,269)	(1,404,372)	(0.5)%
Working Capital (Deficit)	$(1,320,247)	$(1,378,357)	(4.2)%

Cash Flows
	Nine Months Ended	Nine Months Ended
	March 31, 2009	March 31, 2008
Cash Used in Operating Activities	$(472,520)	$(427,339)
Cash Provided by (Used in) Investing Activities	14,809	104,406
Cash Provided by Financing Activities	514,575	300,000
Net Increase (decrease) in Cash During Period	$56,864	$(22,933)

The slight decrease in our working capital deficit from $1,378,357 as at June 30, 2008 to a working capital deficit of $1,320,247 as at March 31, 2009 was primarily a result of the fact that received $490,000 in proceeds from the completion of our private placement on August 18, 2008. During the nine months ended March 31, 2009, we also received a loan of CDN $25,000 from Mr. Harvey. The loan bears interest at a rate of 15% per annum and is due on or before April 7, 2010. The proceeds of these financings were used to fund our mineral lease payments and for general and administrative expenses.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net loss of $467,693 for the nine months ended March 31, 2009 and have an accumulated deficit of $17,544,165 since inception. As at March 31, 2009, we had cash of $72,444 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,200,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures. There is no assurance that we will be able to obtain additional financing in the future.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009 (the “Evaluation Date”).  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008 (the “2008 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2008 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have been involved primarily in organizational activities, the acquisition of mineral claims and the exploration and development on these claims. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

(i)	our ability to locate a profitable mineral property; and

(ii)	our ability to generate revenues.

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which will require us to obtain additional financing. We recorded a net loss of $544,165 for the nine months ended March 31, 2009 and have an accumulated deficit of $17,544,165 since inception. As at March 31, 2009, we had cash of $72,444 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,200,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation.(15)
3.2	Bylaws.(1)
4.1	Specimen Stock Certificate.(15)
10.1	2004 Nonqualified Stock Option Plan.(4)
10.2	2006 Stock Incentive Plan dated April 5, 2006.(11)
10.3	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between the Company and Langley Park Investments PLC.(5)
10.4	Debenture Purchase Agreement dated November 19, 2004 between the Company and Glenkirk International.(7)
10.5	Convertible, Callable, Subordinated Debenture dated November 19, 2004 between the Company and Glenkirk International.(7)
10.6	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(3)
10.7	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(6)
10.8	Consulting Agreement dated April 5, 2005 between the Company and Anthony Harvey.(8)
10.9	Consulting Agreement dated August 5, 2005 between the Company and Chris Broili.(12)
10.10	Consulting Agreement dated August 10, 2005 between the Company and Mel Klohn.(12)

Exhibit
Number	Description of Exhibit
10.11	Consulting Agreement dated August 22, 2005 between the Company and Carlo Civelli.(12)
10.12	Consulting Agreement dated September 20, 2005 between the Company and Richard Dixon.(12)
10.13	Consulting Agreement dated September 20, 2005 between the Company and Richard Kehmeier.(12)
10.14	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(10)
10.15	Consulting Agreement dated January 19, 2006 between the Company and Mark A. Reynolds.(9)
10.16	Consulting Agreement dated February 1, 2006 between the Company and Linda Erdman.(9)
10.17	Consulting Agreement dated February 1, 2006 between the Company and Geoffrey Goodall.(9)
10.18	Consulting Agreement dated February 1, 2006 between the Company and Robert Young.(12)
10.19	Debt Settlement Agreement dated November 8, 2005 between the Company and Cameron Reynolds.(12)
10.20	Mineral Processing Research Agreement dated March 22, 2006 among the Company, Nevada Sunrise, LLC and INTOR Resources Corporation.(12)
10.21	Loan Agreement dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(13)
10.22	Loan Agreement dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(13)
10.23	Convertible Promissory Note dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(13)
10.24	Convertible Promissory Note dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(13)
10.25	Promissory Note dated August 16, 2006 between the Company and Anthony Harvey.(14)
10.26	First Amendment Loan Agreement dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(16)
10.27	First Amendment to Loan Agreement dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(16)
10.28	Convertible Promissory Note dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(16)
10.29	Convertible Promissory Note dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(16)
10.30	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(17)
10.31	Sponsorship Agreement dated March 29, 2007 between the Company and Union Securities Ltd.(18)
10.32	Engagement Letter dated March 29, 2007 between the Company and Union Securities Ltd.(18)
10.33	Second Amendment to Loan Agreement dated April 12, 2007 between the Company and Aton Ventures Fund Ltd.(18)
10.34	Second Amendment to Loan Agreement dated April 11, 2007 between the Company and Asset Protection Fund Ltd.(18)
10.35	Loan Agreement dated April 25, 2007 between the Company and Aton Select Fund Limited.(18)
10.36	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN $50,000.(18)
10.37	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(18)
10.38	Promissory Note dated April 25, 2007 between the Company and Aton Select Fund Limited.(18)
10.39	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN $50,000.(18)
10.40	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(18)
10.41	Termination Agreement dated September 25, 2007 between the Company and Mark Reynolds.(19)
10.42	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(20)

Exhibit
Number	Description of Exhibit
10.43	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(20)
10.44	Convertible Promissory Note dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(20)
10.45	Convertible Promissory Note dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(20)
10.46	Management Consulting Agreement dated December 1, 2007 between the Company, ARH Management Ltd. and Anthony Harvey.(20)
10.47	Management Consulting Agreement dated December 1, 2007 between the Company, Ainsworth- Jenkins Holdings Inc. and Benjamin Ainsworth.(20)
10.48	2007 Stock Incentive Plan.(20)
10.49	Form of Non-Qualified Stock Option Agreement between the Company and Directors and Officers.(20)
10.50	Loan Agreement dated April 1, 2008 between the Company and Anthony Harvey.(21)
10.51	Promissory Note dated April 1, 2008 between the Company and Anthony Harvey.(21)
10.52	Loan Agreement dated May 8, 2008 between the Company and Anthony Harvey.(22)
10.53	Promissory Note dated May 8, 2008 between the Company and Anthony Harvey.(22)
10.54	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Aton Select Fund Limited.(22)
10.55	Convertible Promissory Note dated May 9, 2008 between the Company and Aton Select Fund Limited.(22)
10.56	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.(22)
10.57	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.(22)
10.58	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of CDN $50,000.(22)
10.59	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey for the loan of CDN $50,000.(22)
10.60	Loan Agreement dated July 7, 2008 between the Company and Anthony Harvey for the loan of CDN $25,000.(23)
10.61	Promissory Note dated July 7, 2008 between the Company and Anthony Harvey for the loan of CDN $25,000.(23)
10.62	Fourth Amendment to Loan Agreement dated January 13, 2009 between the Company and Aton Ventures Fund Ltd.(24)
10.63	Convertible Promissory Note dated January 13, 2009 between the Company and Aton Ventures Fund Ltd.(24)
10.64	Fourth Amendment to Loan Agreement dated January 13, 2009 between the Company and Asset Protection Fund Ltd.(24)
10.65	Convertible Promissory Note dated January 13, 2009 between the Company and Asset Protection Fund Ltd.(24)
10.66	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 USD.(24)
10.67	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 USD.(24)
10.68	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(24)
10.69	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(24)
10.70	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(24)
10.71	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey

Exhibit
Number	Description of Exhibit
for the loan of $25,000 CDN.(24)
14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(2)
99.2	Disclosure Committee Charter.(2)

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 26, 2000.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on June 17, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 22, 2005.
(8)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 23, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 22, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 15, 2006.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 7, 2006.
(15)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2006.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 21, 2007.
(19)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 28, 2007.
(20)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 6, 2007.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 7, 2008.
(22)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on May 15, 2008.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 11, 2008.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 20, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON COPPER CORP.

Dated:	May 13, 2009	By:	/s/ Anthony R. Harvey
ANTHONY R. HARVEY
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 13, 2009	By:	/s/ Kurt Bordian
KURT BORDIAN
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial
Officer)