Form 10-K
period 2009-06-30
CANYON COPPER CORP.
filed 2009-09-28
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post
such files). Yes [   ]    No [   ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $654,014 on the basis of the average of the bid and ask price of the registrant’s common stock on December 31, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
78,423,641, as at September 15, 2009.

CANYON COPPER CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2009

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

Recent Corporate Developments

Since the filing of our Quarterly Report for the fiscal quarter ended March 31, 2009 with the SEC, we experienced the following significant corporate developments:

1.

Effective May 15, 2009, we amended our Articles of Incorporation in accordance with Article 78.207 of Chapter 78 of the Nevada Revised Statutes by decreasing our issued and authorized common stock on a one-for-three basis (the “Reverse Split”). Accordingly, our authorized capital of common stock has been decreased from 500,000,000 shares, par value $0.00001 per share, to 166,666,666 shares, par value $0.00001 per share, and our issued and outstanding shares were decreased correspondingly on a one-for-three basis. As a result of the Reverse Split, the number of shares of our common stock outstanding was decreased correspondingly from 76,881,399 shares to 25,660,551 shares.

2.	As a result of the Reverse Split, effective May 15, 2009, our trading symbol was changed from "CYOO" to “CNYC”.

3.

Foreign Private Placement – We issued a total of 31,250,000 shares of common stock at a price of $0.04 per share for total gross proceeds of $1.25 million under our foreign private placement offering. The shares were issued in three tranches as follows:

	(a)	17,025,000 shares were issued on June 30, 2009 for proceeds of $681,000;

	(b)	12,850,000 shares were issued on August 10, 2009 for proceeds of $514,000; and

	(c)	1,375,000 shares were issued on August 31, 2009 for proceeds of $55,000.

We did not engage in a distribution of this offering in the United States. Each of the subscribers represented that they were not a US person as defined in Regulation S of the Securities Act of 1933 (the “Securities Act”) and that they were not acquiring the shares for the account or benefit of a US person. The proceeds from the offering were to be used to retire corporate indebtedness and for general working capital purposes.

4.

Affiliate Private Placement - On June 30, 2009, we issued 1,875,000 shares at a price of $0.04 per share for total proceeds of $75,000 to one of our directors. The shares were issued pursuant to the provisions of Section 4(2) of the Securities Act.

5.

Debt Settlement of Convertible Notes - On June 30, 2009, we issued 19,637,947 units at a deemed price of $0.04 per unit (the “Units”) in order to settle an aggregate of $785,517.88 in existing convertible notes. The debt settlement of the convertible notes was completed pursuant to the terms and conditions of subscription and debt settlement agreements entered into with the convertible note holders. Each Unit is comprised of one share of our common stock and one-half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.06 per share until June 29, 2011. The issuance was completed pursuant to the provisions of Regulation S. We did not engage in a distribution of this offering in the United States. The convertible note holders represented that they were not US persons as defined in Regulation S and that they were not acquiring the Units for the account or benefit of a US person.

6.

Adoption of 2009 Stock Option Plan - Effective August 21, 2009, our Board of Directors adopted the Company’s 2009 Stock Option Plan (the "2009 Stock Option Plan"). A total of 7,800,000 shares of our common stock are available for issuance under the 2009 Stock Option Plan. However, under the terms of the 2009 Stock Option Plan, at any time after October 1, 2009, the authorized number of shares available under the 2009 Stock Option Plan may be increased by our Board of Directors, provided that the total number of shares issuable under the 2009 Stock Option Plan cannot exceed 10% of the total number of shares of common stock outstanding.

7.

Grant of Options under the 2009 Stock Option Plan - On August 21, 2009, we issued non-qualified stock options to purchase a total of 3,950,000 shares of common stock to various employees, officers, directors and consultants of the Company pursuant to the 2009 Stock Option Plan. Of the options granted, options to purchase 3,700,000 shares of common stock were issued to our officers and directors. The options are exercisable at a price of $0.10 per share and expire on August 20, 2014.

8.

Grant of Options to a Consultant – On August 21, 2009, we also issued non-qualified stock options to purchase 150,000 shares of common stock to a consultant of the Company. These options were not issued pursuant to the 2009 Stock Option Plan. The options are exercisable at a price of $0.10 per share and expire on August 20, 2014.

9.

Suspension and/or Termination of Previous Stock Option Plans - On August 21, 2009, prior to the adoption of the 2009 Stock Option Plan, our Board of Directors decided to suspend and/or terminate the following previous stock option plans in order to limit the number of shares that may be optioned by us:

(a)

suspend the granting of new options under the 2004 Non-Qualified Stock Option Plan dated June 17, 2004, as amended on April 6, 2005, (the “2004 Stock Option Plan”). Our Board of Directors also decided that the 2004 Stock Option Plan will terminate once all existing options granted have been exercised, expired or otherwise terminated;

	(b)	terminate the 2006 Stock Incentive Plan dated April 5, 2006 as all options have expired or otherwise been terminated; and

(c)

suspend the granting of new options under the 2007 Stock Incentive Plan dated December 3, 2007 (the “2007 Stock Incentive Plan”). Our Board of Directors also decided that the 2007 Stock Incentive Plan will terminate once all existing options granted have been exercised, expired or otherwise terminated.

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

(d)	$5,000 per quarter commencing on April 1, 2008 (which payments have been made); and

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

Federal Claim Maintenance Fees

In order to maintain our New York Canyon Project claims each year we must pay a maintenance fee of $140 per claim to the Nevada State Office of the Bureau of Land Management and on November 1 of each year we must file an affidavit and Notice of Intent to Hold the claims in Mineral County. We have paid the required maintenance fees and filed the affidavits required in order to extend the claims to August 31, 2010.

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

EMPLOYEES

Aside from our officers and directors, we have no employees at present.

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

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which will require us to obtain additional financing. We recorded a net loss of $2,851,743 for the year ended June 30, 2009 and have an accumulated deficit of $19,928,215 since inception. As at June 30, 2009, we had cash of $427,116 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $1,050,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

We currently do not own any real property. We currently hold 100% title in two major claim blocks comprising a total of 1,332 mineral claims, covering approximately 27,440 acres in Mineral County, Nevada (the “New York Canyon Claims”). We also hold 21 patented mineral claims covering an area of approximately 420 acres, located within the vicinity of the New York Canyon Claims area. We collectively refer to the New York Canyon Claims and the patented mineral claims as the “New York Canyon Project.”

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

Figure 1 – New York Canyon Property

QUATERNARY
Qal
Alluvial deposits
Qpl
Playa deposits
TERTIARY
Tvi
Andesite flows and breccias
CRETACEOUS
Kgr
Quartz monzonite and granodiorite
JURASSIC
Jd
Dunlap Fm
Sandstone, volcanics and conglomerate
JURASSIC & TRIASSIC
JTRj
Gabbs and Sunrise Fm
Intercalated shale and limestone
TRIASSIC
TRl
Luning Fm
Limestone, dolomite and shale
Contacts
Faults
Thrust Faults
95
U.S. Highway
361
Paved roads
New York Canyon Claim Block
Targets
Power Line
Buffington Springs
Copper Queen
Champion
Longshot Ridge
Soda Spring Valley
New York Canyon
Luning
CANADA
Vancouver
NEVADA
Reno
Denver
Toronto
UNITED STATES
NEVADA
Reno

N
0 1 2 3 4 kilometers
0 1 2 3 4 miles

BK EXPLORATION ASSOC.

NEW YORK CANYON PROJECT
Mineral County, Nevada USA

LOCATION AND REGIONAL GEOLOGY OF EASTERN MINERAL COUNTY, NEVADA, USA

July 31, 2008

Figure 1

Location and Access, Climate, Local Resources, and Physiography

The New York Canyon Project is approximately five miles east of Luning (population 87) and 30 miles east of Hawthorne (population 3,875), the Mineral County seat, in the sparsely populated westcentral part of Nevada. The largest full-service city with daily commercial air flights to most major American cities is Reno (population 183,000), located 160 miles north-northwest of the New York Canyon Project via paved highway US95. Access to the Project from Hawthorne is via paved highway US95 for 25 miles to Luning and then by 5 miles of all-weather gravel road.

The New York Canyon Project is at the south end of the Gabbs Valley Range with part of the Project extending westward into Soda Spring Valley. The terrain is part of the “Basin and Range” physiographic province consisting of steep rugged hills at elevations from 5,500 to 7,000 feet separated by broad basins ranging from 4,600 to 5,500 feet elevation.

The climate is semi-arid with two seasons: a wet cold winter and a dry hot summer. The main period of snow occurs between November and March. Annual rainfall for the last several years has ranged from 2 to 6 inches per year with temperatures ranging from 25°F to 95°F. The prevailing vegetation consists of grasses, low shrubs (most commonly sagebrush) and occasional patches of pinion pine and juniper trees at higher elevations. The local economy is based largely on ranching and mining with many people employed by the Hawthorne Naval Ammunition Depot.

A number of mines have operated in this part of Nevada during the past twenty years, mostly gold and silver mines with some by-product base metals. As a result, the community contains a small pool of experienced labor sufficient for the needs of many short-term mining operations.

History

The New York Canyon Project has a long history of exploration, development and production beginning with discovery of the copper oxide deposits in 1875. The district’s first recorded production occurred from 1906 to 1929 when the Wall Street Copper Company consolidated various holdings in the district and commenced copper production at the Anderson, Champion, Mayflower, New York, Turk, Vacation and Wall Street Mines. An estimated 8.9 million pounds of copper was recovered from approximately 110,000 tons of ore at an average grade of 5.5% copper during this period.

1965 to 1979 — A total of 107 exploration drill holes (98,433 feet) were drilled during 1965 to 1979 in the New York Canyon Project area, initially by Amax but primarily by Conoco Oil Company, who subsequently operated the Project from 1977 to 1981. Exploration was focused mainly on porphyry copper-molybdenum sulfide targets at the Copper Queen and Champion prospects. This historic drilling by Conoco, from 1977 to 1981, indicated 13.2 million tons of mineralized material with an average grade of 0.55% copper for the Longshot Ridge area and 142 million tons grading 0.35% and 0.015% molybdenum for the Copper Queen deposit.

In 1979, Conoco contracted Hazen Research, Inc. to conduct a preliminary testing program for copper recovery using sulfuric acid bottle roll leaching tests and flotation tests on drill core sample composites. Hazen prepared composites based on five rock types crushed to minus 0.5 inch size. Drill core from the Copper Queen deposit yielded recoveries ranging from 65% to 75% copper over the six-day leach period with acid consumptions of 160 pounds per ton for porphyry copper mineralized rock to 509 pounds of sulfuric acid (H2SO4) per ton of carbonate-rich host rock. Copper oxide material provided recoveries ranging from 75.0% to 84.45% from the six-day bottle roll test with corresponding acid consumption of 232 to 349 pounds H2SO4 per ton of ore.

1992 to 1997 — Kookaburra Resources Ltd. (“Kookaburra”) and its various joint venture partners – including Coca Mines and Phelps Dodge – conducted the next stage of exploration from 1992 to 1997, drilling 54 holes totaling 13,018 feet to test the Longshot Ridge and Copper Queen skarns. In 1993, Peter Cowdery, PhD., P.Eng. of CORE Engineering and Associates conducted an estimate of the mineralized material at the Longshot Ridge copper oxide deposit for Kookaburra Resources Ltd. The CORE technical report indicated 17.7 million tons of mineralized material with an average grade of 0.55% copper using a 0.23% copper cutoff.

Prior to our acquisition of the New York Canyon Project, Kookaburra commissioned Mountain States R & D International, Inc. to conduct a simulated vat leach test to determine copper recovery in relation to acid consumption on minus three-quarter inch copper mineralized material from Longshot Ridge. A 13.67 kilogram composite of typical copper oxide material was placed into a 5½ foot high column and leached with 25 gram per liter sulfuric acid for 19 days. Results of the test indicated a 39.41% copper recovery with total acid consumption of 174.7 pounds per ton of mineralized material.

General Geology

The New York Canyon Project lies within the central portion of the Walker Lane structural belt, a broad zone of northwest-southeast striking parallel to sub-parallel, right lateral strike-slip faults extending for more than 400 miles through western Nevada and into northern California. The structural belt was initiated during the Jurassic period, at which time a number of important porphyry copper deposits and related skarn deposits, such as Yerington, were formed. Volcanism and related hydrothermal mineralization, often of Tertiary age, are recognized along the length of this structural trend. Significant mining districts associated with the Walker Lane Belt, in addition to Yerington, include Comstock, Goldfield, Rawhide, Tonopah-Hall, Dome Hill and numerous other copper and/or gold-silver occurrences.

The New York Canyon area stratigraphy is comprised mostly of conformable marine sedimentary units of Triassic and Jurassic ages which are intruded by granitic rocks of Cretaceous age. Tertiary-age non-mineralized volcanic flows locally cover these older rocks on the hills and Quaternary-age alluvium and colluvium cover them in the valleys. At New York Canyon, the rocks are disrupted by structures mostly related to the Walker Lane structural belt. These structures provide conduits for mineralizing fluids and often subsequently disrupt mineralized zones.

The oldest rocks belong to the middle to late Triassic age Luning Formation, consisting predominately of dolomite, dolomitic limestone and limestone with minor shale, argillite and conglomerate. Project mapping and logging of drill holes indicate this sequence is approximately 2000 thinner in the Project area than its regionally mapped thickness of more than 10,000 feet. The Luning limestones are thin to medium bedded and intercalated with siltstones in the bottom 1000 feet of the sequence, and massive to thick bedded in the top 4000 feet of the sequence.

The late Triassic age Gabbs Formation conformably overlies the Luning Formation. The Gabbs Formation consists of three members: a thin bedded fossiliferous limestone, argillaceous limestone, and calcareous tuffaceous siltstone. The type locality of the Gabbs Formation is in New York Canyon, where its thickness is measured as 400 feet, but drill logs indicate it is up to 650 feet thick.

The Jurassic age Sunrise Formation conformably overlies the Gabbs Formation. The Sunrise Formation consists of five members with quartz latite porphyry flows near the base overlain by thin bedded limestones, siltstones, silty limestone, tuffaceous siltstone, shale and claystone totaling about 800 feet in thickness in the New York Canyon area.

The Jurassic age Dunlap Formation conformably overlies the Sunrise Formation. The Dunlap Formation is a 3000-foot thick sequence of basal conglomerate, limestones, clastic sediments, and volcanic flows of andesitic and rhyolitic composition.

The strata of New York Canyon are intruded by Jurassic to Cretaceous age multiphase domes, plugs, dikes and sills consisting primarily of diorite and granodiorite with areas of quartz monzonite, granite and other associated felsic rock types.

Numerous Tertiary age units (mostly Oligocene and Miocene age) consisting of mafic to felsic volcanics, volcanoclastics, flows, tuffs, tuffaceous sediments, and continental sediments locally overlie the older rocks. These lithologies are of varying thicknesses ranging from 100s of feet to more than 1000 feet.

Quaternary age deposits consisting of various alluvial and lacustrine sediments comprise the youngest units in the area and fill the valley bottoms and form pediments along the range fronts. These young units may be 200 feet or more thick.

Property Geology at New York Canyon

The upper New York Canyon area consists primarily of the Luning Formation which is overlain by the Gabbs and Sunrise Formations in the Longshot Ridge area. The Luning Formation exposed beneath the Longshot Ridge area consists of gray to tan colored, thickbedded limestone and dolomite. Felsic sills and dikes intrude all units in the area.

The Gabbs Formation at Longshot Ridge is extremely calc-silicate altered. It was originally a very thin bedded to laminated limestone and silty limestone intercalated with siltstone and shale. The Gabbs Formation is comprised of three members: (#1) the lowest member, which is 250 feet thick, consisting of thick black bioclastic limestone intercalated with siltstone, (#2) the middle member, 200 feet thick, consisting of predominately argillaceous limestone intercalated with calcareous and tuffaceous siltstone, and (#3) the upper member, from 0 to 200 feet thick, consisting of argillaceous limestone intercalated with siltstone. The black bioclastic carbonaceous limestone at the base of the Gabbs Formation is a distinct unit which provides a clear marker for the contact with the underlying Luning Formation.

The two lowest members of the Sunrise Formation at Longshot Ridge are also calcsilicate altered. The Sunrise consists of five members: (#1) the lowest member, 100 feet thick, consisting of argillaceous limestone intercalated with siltstone and some quartz latite porphyry flows near the base, overlain by (#2), 50 feet thick, consisting of thick-bedded fossiliferous limestone intercalated with siltstone and silty limestone, overlain by (#3), 250 feet thick, consisting of shale and siltstone, overlain by (#4), 200 feet thick, consisting of silty limestone and limestone, and capped by (#5), 200 feet thick, consisting of claystone and limestone.

The Dunlap formation, mentioned in the previous description of regional geology, is not present in the Longshot Ridge area. Similarly, only one of the Tertiary-age volcanic sequences exists along the flank of Longshot Ridge.

The intrusive rocks (Fi) on Longshot Ridge are primarily sills with some local dikes. Rock types mapped at the surface and encountered in drill holes consist of granodiorite porphyry, porphyritic quartz monzonite, quartz monzonite porphyry and quartz-feldspar porphyry. These sills and dikes are typically only 5 to 20 feet thick but are relatively common throughout the area.

Rock strata on Longshot Ridge average N75°E in strike dip about 35°. The rocks are severely faulted and folded. Drag and overturned features are common. The major faults are curvilinear with fairly high dip angles that commonly change along the strike of the structure. The faults generally trend either northeast or northwest, but there are some local faults that strike north and dip steeply east. For the most part, the faults appear to have normal displacements ranging from 50 to 200 feet.

Deposit Types at New York Canyon Project

Mineralization in the New York Canyon Project occurs principally as contact metasomatic copper skarn deposits and as possible copper porphyry deposits within intrusive bodies at depth beneath the skarns.

Contact metasomatic deposits include a variety of types such as those that are copper-rich, ironrich, tungsten-rich, etc. The deposits are commonly referred to as skarns when rich in copper and tactites when rich in tungsten. Minerals associated with the copper-rich skarn deposits typically include chalcopyrite, bornite, magnetite, specularite, pyrite, pyrrhotite, sphalerite, and molybdenite. Alteration associated with the skarn deposits converts limestone and limy sediments to higher temperature calc-silicate minerals consisting of garnet, epidote, diopside, tremolite and calcite.

Skarn deposits are always adjacent to small to moderate sized intrusive bodies of intermediate composition such as monzonite and granodiorite. These intrusive bodies – occurring mainly as sills, dikes, plugs or stocks – are the sources for the mineralizing and altering hydrothermal fluids and for the heat that drives the fluids. Skarn mineralization develops along specific altered beds of carbonate rock in zones of strong deformation or faulting adjacent to the intrusive bodies.

The New York Canyon copper skarns closely fit these descriptions. The skarns either consist mostly of oxidized minerals, as at Longshot Ridge, or they consist of both oxidized and sulfide minerals as at the Champion prospect west of Longshot Ridge.

Skarn type copper deposits are occasionally associated with larger intrusive bodies that are hosts for porphyry type copper-molybdenum deposits, such as the major Carr Fork copper skarns associated with the world-class Bingham Canyon porphyry copper deposit in Utah. Sizes can range from 10 million to 100 million tons or more with grades of 1% to 2% Cu. Associated metallic minerals include chalcopyrite, bornite, magnetite, specularite, pyrite, pyrrhotite, sphalerite, and molybdenite. Other examples of significant skarn deposits associated with large porphyry-copper deposits include Santa Rita-Pinos Altos in New Mexico, Mason Valley-Copper Canyon in Nevada, and Mission-Pima in Arizona.

Porphyry-type copper-molybdenum deposits are closely associated with and related to moderate sized intrusive rock bodies of intermediate to felsic composition. Porphyry-type mineralization consists of disseminated sulfides and crosscutting stockwork quartz-sulfide veins or veinlets occurring within the intrusive body and extending outward into the surrounding rocks. The intrusive bodies are commonly 0.3 to 1 mile or more across and their emplacement produces large volumes of altered and intensely fractured ground.

At Copper Queen, the westernmost New York Canyon target, known mineralization, incompletely explored to date, consists of both non-oxidized copper sulfide skarns and potential porphyry-type copper-molybdenum sulfides in the underlying intrusive body. The porphyry mineralization remains an exploration target of possible large size based on (1) the widespread occurrences of oxide copper showings on the surface, (2) limited geophysical surveys, (3) apparent doming of the overlying sediments, and (4) the district’s location within the Walker Lane structural belt which hosts several large porphyry systems such as Yerington to the northwest and Hall Mountain to the southeast. Exploration targets for the project might range from 150 million to 400 million tons as grades of 0.4% to 0.5% copper with possible credits in molybdenum.

Mineralization at New York Canyon Project

Mineralization in the New York Canyon Project consists of three principal copper target areas: Longshot Ridge on the east, Champion in the center, and Copper Queen on the west. These target areas are aligned along a west-northwest trend that probably reflects deeper basement structures.

The Longshot Ridge and Champion prospects both contain numerous widespread showings of copper skarn mineralization exposed in surface outcrops and in old mine workings. In contrast, the Copper Queen prospect has no exposed mineralization at the surface but contains copper sulfide skarn at depth and an incompletely tested copper-molybdenum sulfide porphyry system at greater depth. Recent exploration in the New York Canyon Project has focused mainly on the extensive oxide copper skarn mineralization at Longshot Ridge. This mineralization is the subject of this report.

Hydrothermal alteration and mineralization at Longshot Ridge has formed copper-rich skarn in porous and permeable zones within sedimentary rock strata of the Luning, Gabbs and Sunrise Formations. Additionally copper-rich stockwork veinlets in permeable fractures occur in some of the felsic porphyry intrusive dikes and sills that intrude the rock strata. The alteration associated with the intrusive bodies consists of argillization, phyllic, and silicification which are typical for rocks of this type.

The oxide copper minerals abundantly present at Longshot Ridge are apparently products of the supergene weathering and oxidation of primary copper sulfide minerals which were present in the original skarn. The copper mineralization consists almost entirely of secondary copper minerals, principally malachite, azurite, chrysocolla and copper wad. Additionally, some copper-rich limonite (goethite) is reported. A fairly common greenish clay alteration mineral is thought to be a zinc-bearing clay. Because limestones tend to buffer the solutions that carry copper in a supergene environment, the copper weathered from sulfides in the skarn migrates to the non-skarn limestone units where it may be enriched by as much as 300 to 400 percent.

About 90 percent of the Longshot Ridge mineralization is within the two upper units of the Gabbs Formation. Drilling results indicate that the strongest, thickest and most continuous mineralization occurs in a northeast-trending zone, 200 feet wide by 1300 feet long, which is crossed by two northwest-trending structurally-controlled high grade zones, each about 100 feet wide and from 400 to 700 feet long. Mineralization in these trends is from 100 feet to 200 feet thick and covers an area of 500,000 square feet down to a depth of 350 feet, using a 0.30% Cu/ft cutoff. Within this area are many smaller higher-grade zones. A comparison of adjacent holes and twins of previously drilled holes indicates this copper mineralization has good continuity.

The copper skarns and supergene enriched zones are relatively flat lying to only gently dipping (less than 30º dip to the south). For this reason, the thicknesses of mineralization intersected by the vertical holes drilled to test this system represent the approximate true thicknesses of the mineralization.

Lunig Formation - these carbonates consist primarily of dolomite and limestone. Alteration associated with these rocks includes a skarn mineral suite consisting primarily of serpentine, talc, garnet, magnetite, and locally diopside. The serpentine and talc minerals in skarn form sinuous veins along the structures within the dolomite and are very diagnostic of skarn formation in dolomite. Due to the massive nature of the Luning Formation, the altering and mineralizing solutions closely followed high-angle cross-cutting structures and formed limited skarn halos with only small areas of moderately high grade copper ineralization.

The Luning also has some small local zones of hematite and dolomite containing jasperoid veins a few feet thick. These consist of fine-grained silica, hematite, goethite, limonite and copper oxides. Historically, all the higher-grade copper shipped from this district during World War I was from the copper skarns in the Luning, not from the copper skarns in the Gabbs.

Gabbs Formation – The principal host for the Longshot Ridge copper skarn deposits are impure thin-bedded sandy limestone and siltstone in the upper two units of the Gabbs Formation. The alteration associated with these rocks is either a skarn mineral suite consisting of garnet, diopside and magnetite in the limestone, or is hornfels developed in the siltstone. The copper mineralization is much more widespread, but lower grade for the reasons stated in the previous Luning skarn description. The diopside-rich Gabbs skarns are more abundantly fractured and mineralized due to the brittle nature of diopside, and for this reason these skarns are slightly higher grade than the garnet-rich skarn. Commonly the Gabbs skarns are only a few feet thick (5 to 15 feet), but there are many of them.

The lowest Gabbs unit, a carbonaceous bioclastic limestone, is the location of the “marble line,” which is the alteration boundary between marbleized and calc-silicate altered limestone. This unit rarely forms skarns. The upper two units are hosts for the plentiful skarns and hornfels formed when the hydrothermal solutions traveled up structures and outward along permeable units. These same structures and permeable beds were later intruded by granodiorite porphyry dikes and sills. The intrusive bodies proximal to the skarns are most commonly sills but dikes are locally present.

Sunrise Formation – The two lowest sedimentary units of the Sunrise Formation are impure thin-bedded sandy limestone and siltstone which are altered and mineralized. The alteration occurs as either a skarn mineral suite consisting of garnet, diopside and magnetite in the limestone, or as hornfels developed in the siltstone. The copper mineralization is much more widespread, but lower grade for the reasons stated above in the previous Luning skarn description. The diopside-rich skarns are more abundantly fractured and mineralized due to the brittle nature of diopside and for this reason these skarns are slightly higher grade than the garnet-rich skarns. The skarns in the Sunrise Formation are commonly very thick (50 feet). The largest of these is the Mayflower Mine, which was mined on a fairly large scale. This thick skarn is capped by a thick hornfels.

Current State of Exploration

Our current exploration program involves the re-analysis of the 2006 Longshot Ridge drill pulps and initiating environmental base line studies for permitting advanced exploration. Over the next twelve months, we anticipate that in order to implement our exploration program and to continue our operations we will require $1,050,000.

Due to insufficient financing, we did not carry out our exploration program during the year ended June 30, 2009. We last completed exploration work on our New York Canyon Project in 2006. In March 2006,we mobilized a reverse circulation drill rig on the property. A core rig was brought in May 8, 2006. The magnetic survey was completed in March and the IP survey began on May 10, 2006 was completed June 29. 2006. During June, 2006 a total of four RC holes for 1,660 feet (150’ per day average) and four core holes totaling 1,402 feet (74’ per day average) were completed. The total amount of reverse circulation drilling to date is

8,803 feet in 25 holes. Core drilling amounts to 2,802 feet in eight holes, for a total overall footage drilled to date of 11,605 feet in 33 holes.

In October, 2006, we identified nine new targets from the geophysical surveys completed on the New York Canyon Project. The 2006 geophysical survey program completed on the New York Canyon Project consisted of a ground magnetic survey, an induced polarization ("IP") survey, compilation and review of historic geophysical surveys and interpretation that identified additional target areas for further drilling. A 134 line kilometre ground magnetics survey was completed by Magee Geophysical Services LLC in March, 2006. Lines were oriented N15E, spaced 100 metres apart and extend from the western side of the Copper Queen zone six kilometres to the east to cover the Champion and Longshot Ridge zones. A 50.4 line kilometre dipole-dipole IP survey was completed on 17 grid lines by Zonge Geosciences Inc. Readings were taken at N=1 to 7 separations allowing an effective depth penetration of approximately 400 metres. The lines were generally spaced at 100 metres except over areas of low magnetic response where the spacing was increased to 200 or 400 metres. This IP survey provides expansive coverage over the key mineralized areas and was of sufficient density to permit 3D inversion imagery. Jim Wright of J.L. Wright Geophysics Inc. conducted the data processing, inversion and interpretation of the geophysical data.

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

In fiscal 2007, the following results were received by Canyon Copper from re-analyses conducted on all pulps generated from the 2006 drill program:

Hole ID	From(ft)	To(ft)	Length(ft)	Copper(%)
06-11R*	0	10	10	1.03
	55	95	40	0.26
	195	215	20	0.44
06-13R*	No Significant Results
06-14R*	No Significant Results
06-15R*	95	135	40	0.39
06-20R*	85	95	10	0.78

Hole ID	From(ft)	To(ft)	Length(ft)	Copper(%)
	125	140	15	0.43
06-21C*	10	125	115	0.54
including	105	125	20	1.03
06-22R*	0	25	25	0.39
	55	125	70	0.32
	295	310	15	0.90
06-23C*	0	45	45	0.35
	80	310	230	0.78
including	210	270	60	1.72
06-24R*	30	70	40	0.29
	95	165	70	0.41
06-25R*	70	180	110	0.47
including	120	150	30	0.96
	450	485	35	0.34
06-26C*	20	115	95	0.29
06-27R*	0	70	70	0.16
including	55	70	15	0.37
	290	330	40	0.23
06-28R*	0	185	185	0.53
including	35	85	50	1.08
06-29C*	10	45	35	0.28
06-30R*	0	50	50	0.23
	120	225	105	0.28
including	120	170	50	0.45
06-31R*	0	130	130	0.32
	190	380	190	0.87
including	285	375	90	1.06
06-32C*	65	148	83	0.66
including	110	148	38	1.09
06-33C*	10	200	190	0.52
including	60	95	35	0.84
	175	195	20	1.50

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

Quotations for our common stock are currently on the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol "CNYC." The following is the high and low bid information for our common stock during each fiscal quarter of our last two fiscal years.

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2008	0.96	0.45
2nd Quarter 2008	0.90	0.33
3rd Quarter 2008	0.72	0.39
4th Quarter 2008	0.48	0.24
1st Quarter 2009	0.45	0.12
2nd Quarter 2009	0.18	0.01
3rd Quarter 2009	0.04	0.015
4th Quarter 2009	0.10	0.015

The above quotations have been adjusted to reflect our 1-for-3 reverse stock split effective May 15, 2009. Quotations entered on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As of September 15, 2009, we had 114 registered stockholders holding 78,423,641 of our issued and outstanding common stock.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. Our governing statutes, Chapter 78 of the Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

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

Recent Sales of Unregistered Securities

All unregistered sales of our equity securities made during the fiscal year ended June 30, 2009 have been previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to re-analyze the 2006 Longshot Ridge drill pulps and to initiate environmental base line studies for permitting advanced exploration. Over the next twelve months, we anticipate that in order to implement our exploration program and to continue our operations we will require the following:

12 Month Total
ITEM AND ACTIVITY	Budget
LAND STATUS
2010 - 2011 unpatented claim maintenance fees	$ 205,000
Monthly Payments – Patented Claims	55,000
PERMITTING
Road and drill site work	35,000
Archaeological and biological surveys	20,000
Water quality monitoring	20,000
Drill Permitting & Bonding	20,000
Reclamation	20,000
ASSAYING
Re-assay 2006 Longshot Ridge drill pulps	100,000
GEOPHYSICAL SURVEYS
Induced polarization	70,000
Airborne radiometric survey	65,000
GEOLOGICAL MAPPING AND INVESTIGATIONS
Mapping and sampling	50,000
Contingency 10%	65,000
Management fee 5%	35,000
GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	290,000
TOTAL	$ 1,050,000

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net loss of $2,851,743 for the year ended June 30, 2009 and have an accumulated deficit of $19,928,215 since inception. As at June 30, 2009, we had cash of $427,116 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $1,050,000. We do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures. Accordingly, we will need to obtain additional financing. However, there is no assurance we will be successful in raising the necessary funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on equity sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended June 30
			Percentage
	2009	2008	Increase / Decrease
Revenue	$-	$-	n/a
Operating Expenses	(588,020)	(1,193,792)	(50.7)%
Other Income (Expense)	(2,263,723)	(22,712)	9,867.1%
Net Loss	$(2,851,743)	$(1,216,504)	134.4%

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

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended June 30
			Percentage
	2009	2008	Increase / Decrease
Operating expenses:
Foreign exchange (gain) loss	$(39,133)	$3,568	(1,196.8)%
General and administrative	370,402	911,796	(59.4)%
Mineral exploration costs	256,751	278,428	(7.8)%
Sub-total	$588,020	$1,193,792	(50.7)%
Other (income) expenses:
Accretion of discounts on convertible debt	$241,193	$142,954	68.7%
Gain on change in fair values of beneficial	(327,389)	(101,685)	222.0%
conversion features
Interest expense	105,218	85,849	22.6%
Debt conversion expense	2,010,076	-	n/a
Loss of extinguishments of debt	252,454	-	n/a
Recovery on investment securities	(14,809)	(104,406)	(85.5)%
Gain on recovery of accounts payable	(3,020)	-	n/a
Sub-total	$2,263,723	$22,712	9,867.1%
Total Expenses	$2,851,743	$1,216,504	134.4%

Our operating expenses decreased from $1,193,792, during the year ended June 30, 2008, to $588,020, during the year ended June 30, 2009. The decrease in our operating expenses is due to the fact our general and administration expenses decreased during the period.

General and administration expenses consist of consulting fees and professional fees. Our general and administration expenses were higher during the year ended June 30, 2008 as compared to the year ended June 30, 2009. This is due to the fact that we incurred stock based compensation expense of $578,932 during the year ended June 30, 2008.

Mineral exploration costs consisted of annual payments and lease payments in connection with maintaining the New York Canyon Project in good standing.

The substantial increase in our net loss is primarily a result of the fact that we experienced a debt conversion expense of $2,010,076 during the year ended June 30, 2009. The debt conversion expense is related to the issuance of 19,637,947 units to settle an outstanding indebtedness of $785,518. The details are set out below under the heading “Liquidity and Capital Resources”.

In connection with Langley Park’s liquidation, we received distribution proceeds of $14,809, during the year ended June 30, 2009, and $104,406, during the year ended June 30, 2008.

We anticipate that our expenses will increase over the next twelve months due to our ongoing planned exploration activities on the New York Canyon Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At June, 2009	At June 30, 2008	Increase / Decrease
Current Assets	$427,896	$26,015	1,544.8%
Current Liabilities	(539,492)	(1,404,372)	(61.6)%
Working Capital Deficit	$(111,596)	$(1,378,357)	(91.9)%

Cash Flows
	Year Ended	Year Ended
	June 30, 2009	June 30, 2008
Cash Flows used in Operating Activities	$(665,989)	$(473,227)
Cash Flows used in Investing Activities	14,809	104,406
Cash Flows provided by Financing Activities	1,062,716	350,000
Net Increase (decrease) in Cash During Period	$411,536	$(18,821)

The substantial decrease in our working capital deficit from $1,378,357, as at June 30, 2008, to $24,003, as at June 30, 2009, was primarily a result of the fact that we: (i) raised proceeds from the sale of our common stock; (ii) decreased our accounts payables and liabilities; and (iii) settled outstanding convertible notes by issuing 19,637,847 units, as described below.

During the year ended June 30, 2009, we completed the following equity financings:

(a)	we issued 18,900,000 shares of our common stock for gross proceeds of $756,000;

(b)

we issued 19,637,947 units to settle outstanding indebtedness of $785,518. Each unit is comprised of one share of our common stock and one-half share purchase warrant, with each whole share purchase warrant entitling the holder to purchase a share of common stock at $0.06 per share until June 29, 2011; and

(c)

we issued 1,633,333 post-split units for gross proceeds of $490,000. Each unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the holder to purchase a share of our common stock at a price of $0.36 per share until August 17, 2010.

Subsequent to our year ended June 30, 2009, we completed the following equity financings:

(a)	on August 10, 2009, we issued 12,850,000 shares of our common stock for gross proceeds of $514,000; and

(b)	on August 31, 2009, we issued 1,375,000 shares of our common stock for gross proceeds of $55,000.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain additional financing. We recorded a net loss of $2,851,743 for the year ended June 30, 2009 and have an accumulated deficit of $19,928,215 since inception. As at June 30, 2009, we had cash of $427,116 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $1,050,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures. There is no assurance that we will be able to obtain additional financing in the future.

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

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to long-lived assets, derivative liabilities, asset retirement obligations, stock-based compensation and deferred income tax asset valuations. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Mineral Property Costs

We have been in the exploration stage since our inception on January 21, 2000, and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets.” We assess the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Stock-based Compensation

We record stock based compensation in accordance with SFAS 123(R), “Share-Based Payments,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options.

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model as our method of determining fair value. This model is affected by our stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

1.	Report of Independent Registered Public Accounting Firm:

2.	Audited Financial Statements for the year ended June 30, 2009, including:

	a.	Balance Sheets as at June 30, 2009 and 2008;

	b.	Statements of Operations for the years ended June 30, 2009 and 2008 and accumulated from inception to June 30, 2009;

	c.	Statements of Cash Flows for the years ended June 30, 2009 and 2008 and accumulated from inception to June 30, 2009;

	d.	Statement of Stockholders’ Equity (Deficit) for the period from inception to June 30, 2009; and

	e.	Notes to the Financial Statements.

Canyon Copper Corp.
(An Exploration Stage Company)

June 30, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors
of Canyon Copper Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Canyon Copper Corp. (An Exploration Stage Company) as of June 30, 2009 and 2008 and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from January 21, 2000 (Date of Inception) to June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canyon Copper Corp. (An Exploration Stage Company), as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and accumulated for the period from January 21, 2000 (Date of Inception) to June 30, 2009, in conformity with generally accepted accounting principles used in the United States.

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

"Manning Elliott"
CHARTERED ACCOUNTANTS

Vancouver, Canada

September 22, 2009

F–1

Canyon Copper Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	June 30,	June 30,
	2009	2008
	$	$
ASSETS
Current Assets
Cash	427,116	15,580
Prepaid expenses and deposits	780	10,435
Total Assets	427,896	26,015

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 5)	257,864	376,835
Accrued liabilities (Note 4)	24,295	143,979
Due to related parties (Note 5)	257,333	145,046
Convertible debt, less unaccreted discount of $nil and $72,506 (Note 6)	–	647,495
Derivative liabilities (Note 6)	–	91,017
Total Current Liabilities	539,492	1,404,372
Convertible debt (Note 6)	–	49,092
Total Liabilities	539,492	1,453,464
Contingencies (Notes 1 and 10)
Stockholders’ Deficit
Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 500,000 shares	5	5
Common Stock
Authorized: 166,666,666 shares, par value $0.00001
Issued and outstanding: 64,165,080 shares
(2008 – 23,993,800 shares)	642	240
Additional Paid-in Capital	19,871,972	15,648,778
Stock subscriptions receivable	(56,000)	–
Deficit Accumulated During the Exploration Stage	(19,928,215)	(17,076,472)
Total Stockholders’ Deficit	(111,596)	(1,427,449)
Total Liabilities and Stockholders’ Deficit	427,896	26,015

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from
	January 21, 2000	For the
	(Date of Inception)	Year Ended
	to June 30,	June 30,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses

Depreciation	5,540	–	–
Foreign exchange (gain) loss	(53,929)	(39,133)	3,568
General and administrative (Note 5)	8,752,710	370,402	911,796
Impairment of mineral property costs	2,759,130	–	–
Impairment of property and equipment	10,811	–	–
Mineral exploration costs	4,615,502	256,751	278,428

Total Operating Expenses	16,089,764	588,020	1,193,792

Operating Loss	(16,089,764)	(588,020)	(1,193,792)

Other Income (Expense)

Accretion of discounts on convertible debt	(799,963)	(241,193)	(142,954)
Gain on change in fair values of derivative liability	432,715	327,389	101,685
Interest expense	(337,575)	(105,218)	(85,849)
Debt conversion expense	(2,010,076)	(2,010,076)	–
Loss on sale of investment securities	(411,430)	–	–
Gain on settlement of related party debt	(2,871)	–	–
Loss on extinguishment of debt	(252,454)	(252,454)	–
Recovery (impairment loss) on investment securities	(459,817)	14,809	104,406
Gain on recovery of accounts payable	3,020	3,020	–

Total Other Income (Expense)	(3,838,451)	(2,263,723)	(22,712)

Net Loss	(19,928,215)	(2,851,743)	(1,216,504)

Net Loss Per Share – Basic and Diluted		(0.11)	(0.05)

Weighted Average Shares Outstanding		25,513,000	23,945,000

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from
	January 21, 2000	For the
	(Date of Inception)	Year Ended
	to June 30,	June 30,
	2009	2009	2008
	$	$	$
Operating Activities

Net loss	(19,928,215)	(2,851,743)	(1,216,504)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discounts on convertible debt	799,963	241,193	142,954
Amortization of deferred financing costs	27,475	–	–
Bad debt expense	3,000	–	–
Depreciation	5,540	–	–
Foreign exchange translation gain (loss) on debt	(32,195)	(9,156)	2,656
Gain on change in fair values of derivative liability	(432,715)	(327,389)	(101,685)
Loss on sale of investment securities	411,430	–	–
Gain on recovery of accounts payable	(3,020)	(3,020)	–
Loss on settlement of related party debt	2,871	–	–
Loss on extinguishment of debt	252,454	252,454	–
Loss on conversion of debt	2,010,076	2,010,076	–
Impairment loss (recovery) on investment securities	564,223	(14,809)	(104,406)
Impairment of mineral property costs	2,747,630	–	–
Impairment of property and equipment	10,811	–	–
Stock-based compensation	4,509,490	–	578,932

Changes in operating assets and liabilities:

Amount receivable	(3,000)	–	–
Prepaid expenses and deposits	(780)	9,655	5,488
Accounts payable and accrued liabilities	527,232	(70,118)	148,663
Due to related parties	353,618	96,868	70,675

Net Cash Used in Operating Activities	(8,174,112)	(665,989)	(473,227)

Investing Activities

Acquisition of mineral properties	(413,138)	–	–
Proceeds received on sale of investment securities	432,060	14,809	104,406
Purchase of property and equipment	(16,351)	–	–

Net Cash Provided by (Used in) Investment Activities	2,571	14,809	104,406

Financing Activities

Advances from related party	147,019	–	–
Issuance of common stock	6,948,136	1,187,233	300,000
Proceeds from issuance of notes and loans payable	448,363	24,575	50,000
Proceeds from issuance of convertible debentures	1,684,655	–	–
Repayment of notes payable	(230,281)	–	–
Repayment of convertible debentures	(149,092)	(149,092)	–
Debt financing costs	(250,143)	–	–

Net Cash Provided by Financing Activities	8,598,657	1,062,716	350,000

Increase (Decrease) in Cash	427,116	411,536	(18,821)

Cash – Beginning of Period	–	15,580	34,401

Cash – End of Period	427,116	427,116	15,580
Supplemental Cash Flow and Other Disclosures (Note 12)

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2009
(Expressed in U.S. dollars)

									Deficit
								Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Stock	Other	During the
		Par		Par	Paid-in	Stock	Subscriptions	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Receivable	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$	$
Balance – January 21, 2000 (Date of
Inception)	–	–	–	–	–	–	–	–	–	–
Issuance of stock for services and payment
of advances for $0.006 per share	–	–	46,000,000	460	274,540	–	–	–	–	275,000
Net loss for the period	–	–	–	–	–	–	–	–	(290,820)	(290,820)
Balance – June 30, 2000	–	–	46,000,000	460	274,540	–	–	–	(290,820)	(15,820)
Net loss for the year	–	–	–	–	–	–	–	–	(11,766)	(11,766)
Balance – June 30, 2001	–	–	46,000,000	460	274,540	–	–	–	(302,586)	(27,586)
Issuance of stock for cash at $0.011 per
share	–	–	6,844,938	68	74,333	–	–	–	–	74,401
Net loss for the year	–	–	–	–	–	–	–	–	(43,817)	(43,817)
Balance – June 30, 2002	–	–	52,844,938	528	348,873	–	–	–	(346,403)	2,998
Net loss for the year	–	–	–	–	–	–	–	–	(17,713)	(17,713)
Balance – June 30, 2003	–	–	52,844,938	528	348,873	–	–	–	(364,116)	(14,715)

Cancellation of stock owned by a
director	–	–	(29,333,333)	(293)	293	–	–	–	–	–
Conversion of debentures	–	–	–	–	–	902,126	–	–	–	902,126
Issuance of stock for cash at $4.50 per
share	–	–	233,333	2	1,049,998	–	–	–	–	1,050,000
Stock issuance costs	–	–	–	–	(105,000)	–	–	–	–	(105,000)
Net loss for the year	–	–	–	–	–	–	–	–	(1,601,036)	(1,601,036)
Balance – June 30, 2004	–	–	23,744,938	237	1,294,164	902,126	–	–	(1,965,152)	231,375

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2009
(Expressed in U.S. dollars)

									Deficit
								Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Stock	Other	During the
		Par		Par	Paid-in	Stock	Subscriptions	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Receivable	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$	$

Balance – June 30, 2004	–	–	23,744,938	237	1,294,164	902,126	–	–	(1,965,152)	231,375
Issuance of stock for consulting services	–	–	133,333	1	761,999	–	–	–	–	762,000
Cancellation of stock issued for consulting
services	–	–	(66,667)	(1)	(727,999)	–	–	–	–	(728,000)
Issuance of stock pursuant to the exercise of
options	–	–	133,333	1	199,999	–	–	–	–	200,000
Issuance of stock pursuant to conversion of
debentures	–	–	183,135	2	902,124	(902,126)	–	–	–	–
Issuance of stock pursuant to mineral property
option agreements	–	–	470,000	5	1,876,495	–	–	–	–	1,876,500
Issuance of stock to settle related party debt	–	–	65,878	1	73,123	–	–	–	–	73,124
Cancellation of stock owned by the President of
the Company	–	–	(6,666,667)	(67)	67	–	–	–	–	–
Issuance of preferred stock for investment
securities	500,000	5	–	–	1,382,013	–	–	–	–	1,382,018
Unrealized loss on investment securities	–	–	–	–	–	–	–	(437,712)	–	(437,712)
Fair value of stock options granted	–	–	–	–	384,144	–	–	–	–	384,144
Intrinsic value of beneficial conversion features	–	–	–	–	180,183	–	–	–	–	180,183
Net loss for the year	–	–	–	–	–	–	–	–	(4,025,401)	(4,025,401)
Balance – June 30, 2005	500,000	5	17,997,283	179	6,326,312	–	–	(437,712)	(5,990,553)	(101,769)

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2009
(Expressed in U.S. dollars)

									Deficit
								Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Stock	Other	During the
		Par		Par	Paid-in	Stock	Subscriptions	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Receivable	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$	$

Balance – June 30, 2005	500,000	5	17,997,283	179	6,326,312	–	–	(437,712)	(5,990,553)	(101,769)
Issuance of stock for cash at $0.75 per share	–	–	1,666,667	17	1,249,983	–	–	–	–	1,250,000
Issuance of stock for cash at $0.90 per share	–	–	500,000	5	449,995	–	–	–	–	450,000
Issuance of stock for geological data at a fair
value of $1.17 per share	–	–	8,333	–	9,750	–	–	–	–	9,750
Issuance of stock to settle debt at a fair value of
$1.11 per share	–	–	21,248	–	23,585	–	–	–	–	23,585
Issuance of stock for cash at $1.20 per share	–	–	1,491,667	15	1,789,985	–	–	–	–	1,790,000
Share issuance costs	–	–	–	–	(222,668)	–	–	–	–	(222,668)
Issuance of stock pursuant to a mineral
property agreement	–	–	166,667	2	284,998	–	–	–	–	285,000
Fair value of stock options granted	–	–	–	–	3,229,195	–	–	–	–	3,229,195
Issuance of stock pursuant to the exercise of
stock options	–	–	50,000	1	52,499	–	–	–	–	52,500
Unrealized loss on investment securities
recognized as an impairment loss	–	–	–	–	–	–	–	437,712	–	437,712
Net loss for the year	–	–	–	–	–	–	–	–	(7,692,137)	(7,692,137)
Balance – June 30, 2006	500,000	5	21,901,865	219	13,193,634	–	–	–	(13,682,690)	(488,832)

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2009
(Expressed in U.S. dollars)

									Deficit
								Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Stock	Other	During the
		Par		Par	Paid-in	Stock	Subscriptions	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Receivable	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$	$

Balance – June 30, 2006	500,000	5	21,901,865	219	13,193,634	–	–	–	(13,682,690)	(488,832)
Issuance of stock for cash at $0.75 per share	–	–	865,333	9	648,991	–	–	–	–	649,000
Issuance of stock for cash at $0.90 per share	–	–	55,556	1	49,999	–	–	–	–	50,000
Issuance of shares pursuant to mineral property
agreement	–	–	171,667	2	172,948	–	–	–	–	172,950
Issuance of shares to settle debt	–	–	133,333	1	99,999	–	–	–	–	100,000
Issuance of shares to settle related party debt	–	–	7,067	–	5,300	–	–	–	–	5,300
Issuance of shares to settle convertible
debentures	–	–	458,979	5	344,229	–	–	–	–	344,234
Intrinsic value of beneficial conversion features	–	–	–	–	254,749	–	–	–	–	254,749
Net loss for the year	–	–	–	–	–	–	–	–	(2,177,278)	(2,177,278)
Balance – June 30, 2007	500,000	5	23,593,800	237	14,769,849	–	–	–	(15,859,968)	(1,089,877)

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2009
(Expressed in U.S. dollars)

									Deficit
								Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Stock	Other	During the
		Par		Par	Paid-in	Stock	Subscriptions	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Receivable	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$	$
Balance – June 30, 2007	500,000	5	23,593,800	237	14,769,849	–	–	–	(15,859,968)	(1,089,877)
Issuance of stock for cash at $0.75 per share	–	–	400,000	4	299,996	–	–	–	–	300,000
Fair value of stock options granted	–	–	–	–	578,932	–	–	–	–	578,932
Net loss for the year	–	–	–	–	–	–	–	–	(1,216,504)	(1,216,504)
Balance – June 30, 2008	500,000	5	23,993,800	241	15,648,777	–	–	–	(17,076,472)	(1,427,449)
Issuance of stock for cash at $0.30 per share	–	–	1,633,333	16	489,984	–	–	–	–	490,000
Issuance of stock for cash at $0.04 per share	–	–	18,900,000	189	755,811	–	(56,000)	–	–	700,000
Share issuance costs	–	–	–	–	(2,767)	–	–	–	–	(2,767)
Issuance of shares to settle convertible
debentures	–	–	19,637,947	196	2,980,167	–	–	–	–	2,980,363
Net loss for the year	–	–	–	–	–	–	–	–	(2,851,743)	(2,851,743)
Balance – June 30, 2009	500,000	5	64,165,080	642	19,871,972	–	(56,000)	–	(19,928,215)	(111,596)

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
June 30, 2009

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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raising sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. As at June 30, 2009, the Company has a working capital deficit of $111,596 and has accumulated losses of $19,928,115 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan for the next twelve months is to continue initial exploration activities on the New York Canyon Project in Nevada. The agreements pursuant to which the Company acquired its interests in the New York Canyon Project provide for a series of cash payments and annual filing maintenance costs. If the Company fails to make such payments or expenditures in a timely fashion it may lose its interest in those properties. As at June 30, 2009, the Company had cash of $427,116 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $3,200,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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
June 30, 2009

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
June 30, 2009

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2009 and 2008, the Company had no items that represent comprehensive income.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
June 30, 2009

2.	Summary of Significant Accounting Policies (continued)

	l)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totalled 13,143,972 as at June 30, 2009 (3,258,333 (reverse split adjusted) as at June 30, 2008).

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

	n)	Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
June 30, 2009

2.	Summary of Significant Accounting Policies (continued)

	n)	Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 became effective on November 15, 2008 following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement did not have a material effect on the Company’s financial statements.

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
June 30, 2009

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
June 30, 2009

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

4.	Accrued Liabilities

	June 30,	June 30,
	2009	2008
	$	$

Interest accrued on debt	24,028	135,370
Professional fees and other accruals	267	8,609

	24,295	143,979

5.	Related Party Transactions

a)

As at June 30, 2009, the Company was indebted to the President of the Company for $81,713 (Cdn$95,000) (2008 - $34,364 (Cdn$35,000)) of consulting fees. The amount due is non-interest bearing, unsecured and due on demand.

	b)	As at June 30, 2009, the Company was indebted to the Chief Executive Officer of the Company for $175,353 (2008 - $110,224), which consists of the following amounts:

i)	$85,841 (Cdn$99,800) (2008 - $36,132 (Cdn$36,800)) for consulting fees, which is non-interest bearing, unsecured and due on demand;

ii)	$21,504 (Cdn$25,000) (2008 - $24,546 (Cdn$25,000)) in advances for working capital purposes which bears interest at 15% per annum, is unsecured and due on demand;

iii)

$21,504 (Cdn$25,000) (2008 - $Nil) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and was due on January 7, 2009. On January 13, 2009, the maturity date on the notes was extended to April 7, 2010;

iv)

$21,504 (Cdn$25,000) (2008 - $24,546 (Cdn$25,000)) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on November 8, 2009. On January 13, 2009, the maturity date on the notes was extended to February 8, 2010; and

v)

$25,000 (2008 - $25,000) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on October 1, 2008. On January 13, 2009, the maturity date on the notes was extended to January 1, 2010.

Refer to Note 6(a) for convertible debt owing the Chief Executive Officer of the Company.

c)

As at June 30, 2009, the Company was indebted to the Chief Financial Officer of the Company for $267 (2008 - $458) of general and administrative expenses. The amounts due are non-interest bearing, unsecured and due on demand.

d)

As at June 30, 2009, $70,190 (2008 - $70,190) is owed to a former Vice President of Finance of the Company and is included in accounts payable. The amount due is non-interest bearing, unsecured and due on demand.

e)	As at June 30, 2009, $6,980 (2008 - $9,980) is owed to a former Vice President of the Company and is included in accounts payable. The amount due is non-interest bearing, unsecured and due on demand.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
June 30, 2009

5.	Related Party Transactions (continued)

f)

During the year ended June 30, 2009, the Company incurred consulting fees of $53,830 (2008 - $36,413), $51,211 (2008 - $34,787), and $88,200 (2008 - $69,630) to the Chief Executive Officer of the Company, President of the Company, and Chief Financial Officer, respectively.

6.	Convertible Debt

a)

On March 14, 2007, the Chief Executive Officer of the Company advanced $100,000 to the Company. On April 25, 2007, the Chief Executive Officer loaned the Company a further $43,007 (Cdn$50,000). This loan bears interest at a rate of 15% per annum, is unsecured and due on demand. On April 25, 2007, the Company secured these loans by issuing convertible notes. The notes were due on March 14, 2008 and April 25, 2008, respectively, and are convertible at $0.90 per (reverse split adjusted) unit with each unit to consist of one common share and one share purchase warrant exercisable at $1.05 per (reverse split adjusted) common share for a period of two years. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, (“EITF 98-5”) the Company recognized the intrinsic value of the embedded beneficial conversion feature of $43,707 as additional paid-in capital and an equivalent discount which was expensed over the term of the convertible loans. During the year ended June 30, 2008, the Company recorded accretion of $35,123, increasing the carrying value of the convertible loans to their face value. On May 9, 2008, the maturity date on the notes was extended to June 14, 2009 and July 25, 2009, respectively. These modifications had no accounting impact. On June 30, 2009, the Company repaid the principal and interest to the Chief Executive Officer.

b)

On September 12, 2006, the Company entered into a convertible loan agreement with Aton Ventures Fund Ltd. (“Aton”) pursuant to which the Company received a loan of $250,000 from Aton. On September 11, 2006, the Company entered into a convertible loan agreement with Asset Protection Fund Ltd. (“APF”) pursuant to which the Company received a loan of $250,000 from APF. The Aton loan was to mature on December 12, 2006 and the APF loan was to mature on December 11, 2006. Both loans bear interest at 8% per annum and were convertible at the option of the lender at any time prior to maturity into shares of common stock at a price of $0.90 per (reverse split adjusted) share. In accordance with EITF 98-5, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $175,000 as additional paid-in capital and an equivalent discount which was being expensed over the term of the convertible loans.

On November 27, 2006, the convertible loans were amended to modify the conversion privileges and the maturity date for the APF loan was extended to April 11, 2007 and the maturity date for the Aton loan was extended to April 12, 2007. The loans are convertible into units at the lesser of $0.90 per (reverse split adjusted) unit or the closing price of the Company’s shares on the business day preceding the date that the Company receives a notice of conversion. Each unit will consist of one share of common stock and one half of a share purchase warrant. Each whole share purchase warrant is exercisable at $1.20 per (reverse split adjusted) common share for a period of one year from the date of issuance. In accordance with EITF 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, (“EITF 96-19”) the Company deemed the terms of the amendment to be substantially different and treated the original convertible loans extinguished and exchanged for new convertible loans. The Company determined that the conversion feature of the convertible loans met the criteria of an embedded derivative and therefore the conversion features of the loans needed to be bifurcated and accounted for as a derivative. The Company recorded accretion of the discount of $148,077 up to November 27, 2006. On November 27, 2006, the Company recognized the difference of $44,843 between the fair value of the conversion feature before and after the amendment. The Company will adjust the carrying value of the conversion feature to its fair value at each reporting date.

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

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
June 30, 2009

6.	Convertible Debt (continued)

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

On January 13, 2009, the maturity dates of the APF loan and the Aton loan were extended to April 11, 2010 and April 12, 2010, respectively. In accordance with EITF 06-6, the Company determined it should apply extinguishment accounting as the fair value of the embedded conversion option was greater than 10% of the carrying amount of the original debt instrument immediately prior to the modification. On January 13, 2009, the Company recognized a loss of $252,454 upon extinguishment of the modified debt. In addition, the Company recognized a discount of $500,000 and increased the derivative liability to $752,454. As at June 15, 2009, the Company recorded accretion of the discount of $241,193 increasing the carrying value of the convertible loans to $168,688. The Company recorded a gain on the change in the fair values of the derivative liabilities of $236,372, decreasing the fair value of the derivative liabilities to $516,082 on June 15, 2009.

On June 15, 2009, the Company entered into a Debt Settlement Agreement with Aton and APF, whereby the terms of the loans were amended. Upon their election to participate and pursuant to the agreement, the conversion price for the loans has been amended to $0.04 per unit. Each unit consists of one share of common stock and one half of a share purchase warrant. Each whole share purchase warrant is exercisable at $0.06 per common share for a period of two years from the date of issuance. On June 30, 2009, the Company issued 15,629,454 units upon the conversion of principal of $500,000 and accrued interest of $125,178. Pursuant to FAS 84 “Induced Conversions of Convertible Debt” (“FAS 84”) the Company recognized an expense of $1,463,437 equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms as a result of the amendment.

c)

On March 20, 2007, the Company received a loan of $120,000 from Aton Select Fund Limited. The loan bears interest at a rate of 15% per annum, was unsecured and due on demand. On April 25, 2007, the Company secured this loan by issuing a convertible note. The note is due on March 20, 2008 and is convertible at $0.90 per (reverse split adjusted) unit with each unit to consist of one common share and one share purchase warrant exercisable at $1.05 per (reverse split adjusted) common shares for a period of two years. In accordance with EITF 98-5, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $36,041 as additional paid-in capital and an equivalent discount which was expensed over the term of the convertible loan. During the year ended June 30, 2008, the Company recorded accretion of the discount of $36,041 increasing the carrying value of the convertible loan to $120,000. On May 9, 2008, the maturity date on the note was extended to June 20, 2009. This modification had no accounting impact.

On June 15, 2009, the Company entered into a Debt Settlement Agreement with Aton Select Fund Limited., whereby the terms of the loan were amended. Upon their election to participate and pursuant to the agreement, the conversion price for the loan has been amended to $0.04 per unit. Each unit consists of one share of common stock and one half of a share purchase warrant. Each whole share purchase warrant is exercisable at $0.06 per common share for a period of two years from the date of issuance. On June 30, 2009, the Company issued 4,008,493 units upon the conversion of principal of $120,000 and accrued interest of $40,340. Pursuant to FAS 84 “Induced Conversions of Convertible Debt” (“FAS 84”) the Company recognized an expense of $546,638 equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms as a result of the amendment.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
June 30, 2009

7.	Common Stock

For the year ended June 30, 2009:

	a)	On June 30, 2009, the Company issued 18,900,000 shares for proceeds of $756,000, of which $56,000 is receivable at June 30, 2009.

b)

On June 30, 2009, the Company issued 19,637,947 units upon conversion of three convertible loans. Each unit consisted of one share of common stock and one half of a share purchase warrant. Each whole share purchase warrant is exercisable at $0.06 per common share for a period of two years from the date of issuance.

c)

On May 15, 2009, the Company effected a one-for-three reverse stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital decreased from 500,000,000 shares of common stock with a par value of $0.00001 per share to 166,666,666 shares of common stock with a par value of $0.00001 per share. All share amounts have been retroactively adjusted for all periods presented.

d)

On August 18, 2008, the Company issued 1,633,333 units for proceeds of $490,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at a price of $0.36 per common share (reverse split adjusted) for a period of two years from the date of issuance.

For the year ended June 30, 2008:

e)

On August 15, 2007, the Company issued 400,000 units for proceeds of $300,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at a price of $0.90 per common share (reverse split adjusted) for a period of two years from the date of issuance.

8.	Stock Options

On December 3, 2007, the Company established a 2007 Stock Incentive Plan (the “2007 Plan”) to issue up to a maximum of 2,333,333 (reverse split adjusted) shares of common stock. The maximum aggregate number of shares of common stock that may be optioned and sold under the 2007 Plan will be increased effective the first day of each of the Company’s fiscal quarters commencing January 1, 2008, by an amount equal the lesser of (i) 10% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter, or (ii) a lesser number of shares of common stock as determined by the board of directors. The exercise price for consultants cannot be less than 85% of the fair market value of the common stock on the grant date. The exercise price for all others can not be less than 100% of the fair market value of the common stock on the grant date for incentive stock options and can not be less than 85% of the fair market value of the common stock on the grant date for non-qualified stock options. The Plan Administrator shall establish the option term or, if not so established, shall be ten years from the grant date. As at June 30, 2009, the Company had 1,371,666 (reverse split adjusted) stock options available for granting pursuant to the 2007 Plan.

On April 5, 2006, the Company established a 2006 Stock Incentive Plan (the “2006 Plan”) to issue up to a maximum of 3,333,333 (reverse split adjusted) shares of common stock. The maximum aggregate number of shares of common stock that may be optioned and sold under the 2006 Plan will be increased effective the first day of each of the Company’s fiscal quarters commencing April 1, 2006, by an amount equal the lesser of (i) 15% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter, or (ii) a lesser number of shares of common stock as determined by the board of directors. The exercise price for consultants cannot be less than 75% of the fair market value of the common stock on the grant date. The exercise price for all others can not be less than 100% of the fair market value of the common stock on the grant date for incentive stock options and can not be less than 75% of the fair market value of the common stock on the grant date for non-qualified stock options. The Plan Administrator shall establish the option term or, if not so established, shall be ten years from the grant date. As at June 30, 2009, the Company had 1,152,917 (reverse split adjusted) stock options available for granting pursuant to the 2006 Plan.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
June 30, 2009

8.	Stock Options (continued)

The Company’s 2004 Non-qualified Stock Option Plan (the “2004 Plan”) is intended to provide incentives to employees, directors and consultants by providing them with opportunities to purchase shares of our common stock. The 2004 Plan is effective as of June 17, 2004 and all stock options granted under the 2004 Plan must be granted within ten years from the date the 2004 Plan was adopted. The Company originally registered the 2004 Plan on June 17, 2004 pursuant to a registration statement on Form S-8. Effective April 6, 2005, the Company amended the 2004 Plan and increased the total of common shares reserved for issuance under the 2004 Plan from one million to a total of four million common shares. The Board of Directors is authorized to administer the 2004 Plan. In doing so, the Board of Directors may: (i) designate optionees; (ii) determine the terms and provisions of respective option agreements (which need not be identical) including, but not limited to, the number of shares to be covered by each option, provisions concerning the time or times when and the extent to which the options may be exercised, and the nature and duration of restrictions as to transferability or restrictions constituting substantial risk of forfeiture; (iii) accelerate the right of an optionee to exercise, in whole or in part, any previously granted option; (iv) interpret the provisions and supervise the administration of the 2004 Plan; (v) determine the fair market value of shares issuable under the 2004 Plan; (vi) designate the type of options to be granted to an optionee; and (vii) determine any other matter which is necessary or desirable for, or incidental to, the administration of the 2004 Plan. As at June 30, 2009, the Company had 933,333 (reverse split adjusted) stock options available for granting pursuant to the 2004 Plan.

A summary of the Company’s stock option activity is as follows:

		Weighted Average	Aggregate
	Number of	Exercise Price	Intrinsic Value
	Options	$	$
Outstanding, June 30, 2008	1,391,667	0.78
Expired	(200,000)	0.75
Outstanding, June 30, 2009	1,191,667	0.77	–
Exercisable, June 30, 2009	1,191,667	0.77	–

As at June 30, 2009, the weighted average remaining contractual life of the outstanding stock options is 3.08 years.

As at June 30, 2009, the Company had no unvested options outstanding.

9.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$

Balance, June 30, 2008	455,556	0.94

Issued	11,452,305	0.10
Expired	(55,556)	1.20

Balance, June 30, 2009	11,852,305	0.13

As at June 30, 2009, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants		Expiry Date

400,000	0.90	August 15, 2009
1,633,333	0.36	August 17, 2010
9,818,972	0.06	June 30, 2011

11,852,305

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
June 30, 2009

10.	Legal Proceeding

On January 23, 2007, Focused Investor Relations Marketing Inc. commenced an action in Ontario, Canada against the Company seeking payment in the amount of $84,000 pursuant to an oral agreement. The Company believes that this action is without merit and will defend its position vigorously.

11.	Income Taxes

The Company has net operating losses carried forward of $5,904,117 available to offset taxable income in future years which expire beginning in fiscal 2020.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	June 30,	June 30,
	2009	2008
	$	$
Net loss before income taxes per financial statements	(2,851,743)	(1,216,504)
Income tax rate	35%	35%
Income tax recovery	998,110	425,776
Permanent differences	(762,774)	(217,071)
Change in valuation allowance	(235,336)	(208,705)
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at June 30, 2009 and 2008 are as follows:

	June 30,	June 30,
	2009	2008
	$	$

Mineral property costs	2,581,121	2,491,258
Net operating losses carried forward	2,135,558	1,990,085

Valuation allowance	(4,716,679)	(4,481,343)

Net deferred income tax asset	–	–

12.	Supplemental Cash Flow and Other Disclosures

	Accumulated from
	January 21, 2000	For the
	(Date of Inception)	Year Ended
	to June 30,	June 30,
	2009	2009	2008
	$	$	$

Non-cash Investing and Financing Activities:

Preferred stock issued for investment securities	1,535,575	–	–
Investment securities used to pay the finder’s
fee for the preferred stock issuance	153,557	–	–
Common stock issued to settle debt	3,528,100	2,980,363	–
Common stock issued for mineral property
lease	2,334,492	–	–

Supplemental Disclosures:

Interest paid	72,121	49,650	–
Income taxes paid	–	–	–

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
June 30, 2009

13.	Subsequent Events

	a)	On July 31, 2009, the Company repaid the promissory notes as described in Notes 5(b)(ii), (iii), (iv) and (v).

b)

On August 10, 2009, the Company issued 12,850,000 shares of common stock at a price of $0.04 per share for proceeds of $514,000. The proceeds of the offering will be used to retire corporate indebtedness and for general working capital purposes.

c)

On August 21, 2009, the Board of Directors of the Company adopted the Company’s 2009 Stock Option Plan (the “2009 Stock Option Plan”). A total of 7,800,000 shares of the Company’s common stock are available for issuance under the 2009 Stock Option Plan.

On August 21, 2009, prior to the adoption of the 2009 Stock Option Plan, the Board of Directors of the Company decided to suspend and/or terminate prior stock option plans in order to limit the number of shares that may be optioned by the Company as follows:

i.

suspend the granting of new options under the 2004 Non-Qualified Stock Option Plan dated June 17, 2004, as amended on April 6, 2005, (the “2004 Stock Option Plan”). The Board of Directors also decided that the 2004 Stock Option Plan will terminate once all existing options granted have been exercised, expired or otherwise terminated;

ii.	terminate the 2006 Stock Incentive Plan dated April 5, 2006 as all options have expired or otherwise been terminated; and

iii.

suspend the granting of new options under the 2007 Stock Incentive Plan dated December 3, 2007 (the “2007 Stock Incentive Plan”). The Board of Directors also decided that the 2007 Stock Incentive Plan will terminate once all existing options granted have been exercised, expired or otherwise terminated.

d)

On August 21, 2009, the Company issued non-qualified stock options to purchase a total of 3,950,000 shares of common stock to various employees, officers, directors and consultants of the Company pursuant to the 2009 Stock Option Plan. The options were granted with an exercise price of $0.10 per share, expiring on August 20, 2014.

e)

On August 21, 2009, the Company issued non-qualified stock options to purchase 150,000 shares of common stock to a consultant of the Company. These options were not issued pursuant to the 2009 Stock Option Plan. The options are exercisable at a price of $0.10 per share and expire on August 20, 2014.

f)

On August 31, 2009, the Company issued 1,375,000 shares of common stock at a price of $0.04 per share for proceeds of $55,000. The proceeds of the offering will be used to retire corporate indebtedness and for general working capital purposes

g)	The Company evaluated all events or transactions that occurred after June 30, 2009 up through September 22, 2009, the date the Company issued these financial statements.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9AT.       CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Lack of Audit Committee Financial Expert: Our audit committee has deficiencies due to the fact that it does not have an audit committee financial expert.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.          OTHER INFORMATION.

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their respective ages and titles are as follows:

NAME OF DIRECTOR / OFFICER	AGE	POSITION
Anthony Harvey	75	Director, Chairman and Chief Executive Officer
Benjamin Ainsworth	68	Director, President And Secretary
Kurt Bordian	41	Chief Financial Officer and Treasurer
Andrew Malim	66	Director
Bryan Wilson	59	Director
Milton Datsopoulos	67	Director
James E. Yates	67	Director

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

Mr. Harvey is presently the founder and board member of ARH Management Limited, which has provided management and consulting services to the resource industry. Mr. Harvey is also currently chairman and a director of ESO Uranium Corp. (ESO-TSX.V), a uranium exploration company with properties located in Saskatchewan and Northeastern Ontario.

Also, Mr. Harvey was a director of Terra Energy Inc. (TTR-TSX.V) from August 2002 to May 2007, a petroleum and natural gas company based in Calgary, Alberta. Mr. Harvey was a former founder, president and chairman of Azco Mining Inc. (AZCO-TSX/AMEX) from 1988 to 2000, former founder, chairman and director of Oremex Resources Inc. (ORM-TSX.V), and former chairman and director of Lakeshore Gold Corp. (LSG-TSX).

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

Mr. Ainsworth is the principal, senior geologist and mining consultant of Ainsworth Jenkins Holdings Inc. The consulting firm has been responsible for concept, design and implementation of a number of exploration projects. Since November 1995, Mr. Ainsworth has been a director of Black Panther Mining Corp. (BPC.TSX.V). Mr. Ainsworth is also a director of several reporting companies including ESO Uranium Corp. (ESO-TSX.V), Columbia Yukon Explorations Inc. (CYU-TSX.V), Consolidated Venturex Holdings Ltd. (CVA-TSX.V), Sultan Minerals Inc. (SUL-TSX.V), Hathor Exploration Ltd. (HAT-TSX.V) and Dajin Resources Ltd. (DJI-TSX.V).

Mr. Ainsworth is a registered Professional Engineer in the Province of British Columbia and is a Canadian citizen by naturalization.

Kurt Bordian (Chief Financial Officer and Treasurer): Mr. Kurt Bordian was appointed as our Chief Financial Officer on January 6, 2006 and as our Treasurer on November 7, 2007. Mr. Bordian is responsible for our financial management functions. He has worked primarily in the mineral exploration and oil and gas industries over the past 12 years.

Mr. Bordian currently serves as a director or officer on a number mineral exploration and development companies, including: Chief Financial Officer of ESO Uranium Corp. (ESO-TSX.V) since November 2006; director of Thor Explorations Ltd. (THX-TSX.V); director of Calypso Uranium Corp. (CLP-TSX.V) since April 2006 and former Chief Financial Officer from February 2006 to March 2007; director of Cap-link Ventures Ltd. (CAV-TSX.V) since March 2008; director of Palo Duro Energy Inc. (PDE-TSX.V) since August, 2006 and former Chief Financial Officer from August, 2006 to September, 2006; and director of Waymar Resources Ltd. (WYM-TSX.V) since May 2007.

Previously, Mr. Bordian has served as a director or officer on the following public companies: director of Legal Access Technologies Inc. from November 2004 to January 2006 and Chief Financial Officer from November 2004 to April 2005; Chief Financial Officer of Mexoro Minerals Ltd. from February 2007 to June 2007; director of Bordeaux Energy Inc. (BDO-TSX.V) from July 2006 to June 2007 and chief financial officer from July 2006 to September 2006; Chief Financial Officer, Secretary and director of Black Tusk Minerals Inc. (BKTK-OTCBB) from August 2005 to September 2008; Chief Financial Officer of Gold Point Energy Corp. (GPE-TSX.V); and President, CEO and director of Magnate Ventures Inc. (MGV.H-NEX) from May, 2007 to August 2009.

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

Mr. Malim’s personal and corporate achievements include being a full member of the International Stock Exchange London from 1966 to 1979; a founding member of the James Capel & Co mining team from 1968 to 1979; and a founder of the Lion Mining Group in 1981 which until 2004, acted as financier both as principal and agent to numerous mining companies and projects. Lion Resource Management Ltd., prior to being acquired by Arlington Securities Ltd. in 2004, managed the well-known ‘Midas’ gold mining funds.

Mr. Malim has held executive and non executive board positions on numerous North American and UK mining companies including, Azco Mining Inc; Blackdome Resources Ltd.; Delaware Resources Ltd.; Dragon Gold Resources Ltd. (DRGO-OTCBB); MFC- Mining Finance Corporation; Miramar Mining Corporation (MAE-TSX). Mr. Malim is currently a director of Kryso Resources Ltd. (KYS.L-AIM).

Bryan Wilson (Director): Bryan Wilson has served as a member of our Board of Directors since March 6, 2006. Mr. Wilson also served as our President and Treasurer from May 30, 2006 to November 7, 2007.

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

Mr. Wilson is currently a director of Gee Ten Ventures Inc. (GTV-TSX.V) and Spider Resources Inc. (SPQ-TSX.V). Mr. Wilson has also acted as a director of Pengram Corporation (PNGM-OTCBB). Mr. Wilson has previously served as President, CEO and director of Ste. Genevieve Resources Ltd. (SGVL-CNQ, STGIF-OTCBB), a mining exploration and development company; and as a director for each of Vencan Gold Corp. (VCG-TSX.V) and Macdonald Mines and Exploration (BMK-TSX.V).

Milton Datsopoulos (Director): Mr. Datsopoulos joined our Board of Directors on July 1, 2004 and served as Chairman of the Board from April 12, 2005 to May 30, 2006. Mr. Datsopoulos is the founder of and partner in Datsopoulos, MacDonald, and Lind, P.C., a multi-disciplinary law firm located in Missoula, Montana which specializes in business, environmental, and transportation law with a U.S. and international clientele. He has served on and continues to serve as a Genutec board member and director of numerous business organizations including public and private companies, including Montana Rail Link, Leigh Resource Corporation, Montana World Trade Center, Criticare Systems Inc. (CMD-AMEX) and Healthrite Corporation.

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

James E. Yates (Director): Mr. Yates joined our Board of Directors on April 15, 2009. Mr. Yates has over twenty years experience in the mineral exploration industry and has served as a director and officer of several public mining companies. From 1982 to 1988 he was the Founder, President and Director of Hycroft Resources, which successfully brought the Crofoot Mine into production. Mr. Yates has overseen the corporate management and financing of a number of projects in North America including American Bullion Minerals, Zappa Resources, and Jersey Goldfields, having raised in excess of $20 million for mineral exploration development. Mr. Yates is currently a director of ESO Uranium Corp. (ESO-TSX.V), a mineral exploration company focused on uranium exploration, and Nevada Geothermal Power Inc. (NGP-TSX.V), a company engaged in producing geothermal electrical power from geothermal resources in the United States.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

Our audit committee currently consists of the following directors: Anthony Harvey, James E. Yates and Andrew Malim. Mr. Harvey is not an independent director as he currently acts as our Chairman and Chief Executive Officer. Mr. Yates and Mr. Malim are independent members of our Board of Directors.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, other than as described below, we believe that, during the year ended June 30, 2009, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Anthony Harvey Director, Chairman and Chief Executive Officer	Two	Three	None
Benjamin Ainsworth Director And Secretary	None	None	None
Kurt Bordian Chief Financial Officer	One	One	None
Andrew Malim Director	Three	Five	None
Bryan Wilson Director	One	One	None
Milton Datsopoulos Director	One	One	None
James E. Yates Director	None	None	None

ITEM 11.          EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal years ended June 30, 2009 and 2008:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Anthony Harvey, Director, Chairman and CEO(1)	2009 2008	53,830 36,413	- -	- -	- 81,943	- -	- -	- -	53,830 118,356
Kurt Bordian, CFO and Treasurer(2)	2009 2008	88,200 69,630	- -	- -	- 81,943	- -	- -	- -	88,200 151,573
Benjamin Ainsworth, Director, President and Secretary(3)	2009 2008	51,211 34,787	- -	- -	- 81,943	- -	- -	- -	51,211 116,730

Notes:

(1)

Mr. Harvey was appointed as our CEO, Chairman and as a member of our Board of Directors on May 30, 2006. Mr. Harvey is compensated for his services pursuant to a management consultant agreement dated December 1, 2007 among Canyon Copper, ARH Management Ltd. (“ARH”) and Mr. Harvey. The compensation provided in the table was paid to ARH effective December 1, 2007.

(2)

Mr. Bordian was appointed as our Chief Financial Officer on January 6, 2006. Pursuant to the terms of a consultant agreement, we pay Mr. Bordian $3,675 per month. We also pay Mr. Bordian an additional $3,675 per month for various consulting and bookkeeping services performed by Mr. Bordian.

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

Outstanding Equity Awards At Fiscal Year-End

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year ended June 30, 2009:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Anthony Harvey(1) Director, Chairman and CEO	166,666 166,666	- -	- -	$0.90 $0.75	Apr 8, 2010 Dec 2, 2012
Kurt Bordian(2) CFO and Treasurer	166,666	-	-	$0.75	Dec 2, 2012
Benjamin Ainsworth(3) Director, President and Secretary	166,666	-	-	$0.75	Dec 2, 2012

Notes:

(1)	On August 21, 2009, we issued options to purchase 1,200,000 shares of common stock exercisable at a price of $0.10 per share until August 20, 2014.
(2)	On August 21, 2009, we issued options to purchase 500,000 shares of common stock exercisable at a price of $0.10 per share until August 20, 2014.

(3)	On August 21, 2009, we issued options to purchase 600,000 shares of common stock exercisable at a price of $0.10 per share until August 20, 2014.

Director Compensation

The following table sets forth the compensation paid to our directors for the fiscal year ended June 30, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrew Malim	-	-	-	-	-	-	-
Bryan Wilson	-	-	-	-	-	-	-
Milton Datsopoulos	-	-	-	-	-	-	-
James E. Yates	-	-	-	-	-	-	-

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

We entered into a consulting agreement with Kurt Bordian dated January 6, 2006, to serve as our Chief Financial Officer. The terms of the agreement include $7,490 paid upon the execution of the agreement, $3,675 per month beginning on February 1, 2006, and the option to acquire up to 500,000 shares of common stock at an exercise price of $0.50 per share for two years. We will also reimburse Mr. Bordian for all disbursements reasonably incurred by him for the purpose of providing the consulting services to us. We also pay Mr. Bordian an additional $3,675 per month for various consulting and bookkeeping services performed by Mr. Bordian.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 15, 2009 by: (i) each of our directors and nominees, (ii) each of our named executive officers, and (iii) officers and directors as a group. Other than as described below, no person or group is known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock(1)
Directors and Officers
Common Stock	Anthony Harvey Director, Chairman and Chief Executive Officer	3,495,000 shares Direct and Indirect(2)	4.4%
Common Stock	Benjamin Ainsworth Director, President and Secretary	1,408,333 shares Direct(3)	1.8%
Common Stock	Kurt Bordian Chief Financial Officer and Treasurer	1,685,833 shares Direct and Indirect(4)	2.1%
Common Stock	Andrew Malim Director	1,216,666 shares Direct(5)	1.5%
Common Stock	Bryan Wilson Director	505,334 shares Direct and Indirect(6)	*
Common Stock	Milton Datsopoulos Director	2,275,000 shares Direct(7)	2.9%
Common Stock	James Yates Director	1,216,667 shares Direct and Indirect(8)	1.5%
Common Stock	All Officers and Directors as a Group (7 persons)	11,802,833 shares Direct and Indirect	14.2%
5% Stockholders
Common Stock	Asset Protection Fund Ltd. 3076 Sir Francis Drake’s Hwy Road Town, Tortola, BVI	7,528,226 shares Direct(9)	9.1%
Common Stock	Aton Select Fund Limited 3076 Sir Francis Drake’s Hwy Road Town, Tortola, BVI	6,012,739 shares Direct(10)	7.5%
Common Stock	Aton Ventures Fund Ltd. 3076 Sir Francis Drake’s Hwy Road Town, Tortola, BVI	6,111,216 shares Direct(11)	7.6%
Common Stock	Barroco Foundation Edificio Universal 50 Calle 50 No. 102 World Panama, Republic of Panama	5,861,559 shares Direct(12)	7.3%
Common Stock	Bonefin Trust Reg Kirchstrasse 39 Vaduz, Liechtenstein FL 9490	4,450,000 shares Direct	5.7%
Common Stock	Cornucopia Holdings Limited Herrengasse 2 PO Box 562 Vaduz, Liechtenstein FL 9490	5,300,000 shares Direct	6.8%
Common Stock	Knightwall Invest Inc. 3076 Sir Francis Drakes Highway Road Town, Tortola BVI	6,250,000 shares Direct	8.0%
Common Stock	Silver BF Energy Ventures SDN BHD 16th Floor Menara MIDF 82 Jalan Raja Chulan, Kuala Lumpur Malaysia 50200	5,860,531 shares Direct(13)	7.3%

Notes

*	Less than 1%.
(1)

Applicable percentage of ownership is based on 78,423,641 shares of common stock outstanding as of September 15, 2009 together with securities exercisable or convertible into shares of Common Stock within 60 days of September 15, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of September 15, 2009 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

The number of shares listed as beneficially owned by Mr. Harvey consists of: (i) 1,908,334 shares of common stock owned directly by Mr. Harvey; (ii) 53,334 shares of common stock held by Mr. Harvey’s spouse; (iii) options to purchase 166,666 shares of common stock at a price of $0.75 per share until December 2, 2012; (iv) options to purchase 166,666 shares of common stock at a price of $0.90 per share until April 2, 2010; and (v) the option to purchase 1,200,000 shares of common stock at a price of $0.10 per share until August 20, 2014.

(3)

The number of shares listed as beneficially owned by Mr. Ainsworth consists of: (i) 641,667 shares of common stock owned directly by Mr. Ainsworth; (ii) options to purchase 166,666 shares of common stock at a price of $0.75 per share until December 2, 2012; and (iii) options to purchase 600,000 shares of common stock at a price of $0.10 per share until August 20, 2014.

(4)

The number of shares listed as beneficially owned by Mr. Bordian consists of: (i) 406,667 shares of common stock owned directly by Mr. Bordian; (ii) 612,500 shares of common stock held by Mr. Bordina’s spouse; (iii) options to purchase 166,666 shares of common stock exercisable at $0.75 per share until December 2, 2012 and (iv) the option to purchase 500,000 shares of common stock at $0.10 per share exercisable at $0.10 per share until August 20, 2014.

(5)

The number of shares listed as beneficial owned by Mr. Malim consist of: (i) 650,000 shares of common stock owned directly by Mr. Malim; and (ii) options to purchase 166,666 shares of common stock at a price of $0.75 per share until January 28, 2013; and (iii) options to purchase 400,000 shares of common stock at a price of $0.10 per share until August 20, 2014.

(6)

The number of shares listed as beneficially owned by Mr. Wilson consists of: (i) 100,000 shares of common stock held directly by Mr. Wilson; (ii) 38,667 shares of common stock held by Rocknest Corp, of which Mr. Wilson is the sole shareholder; (iii) options to purchase 66,667 shares of common stock at a price of $0.75 per share until December 2, 2012; and (iv) options to purchase 300,000 shares of common stock at a price of $0.10 per share until August 20, 2014.

(7)

The number of shares listed as beneficially owned by Mr. Datsopoulos consists of: (i) 1,875,000 shares of common stock owned directly by Mr. Datsopoulus; (ii) options to purchase 100,000 shares of common stock at a price of $0.75 per share until December 2, 2012; and (iii) options to purchase 300,000 shares of common stock at a price of $0.10 per share until August 20, 2014.

(8)

The number of shares listed as beneficially owned by Mr. Yates consists of: (i) 416,667 shares of common stock owned directly by Mr. Yates; (ii) 400,000 shares of common stock held by Mr. Yates’ spouse; (iii) options to purchase 400,000 shares of common stock at a price of $0.10 per share until August 20, 2014.

(9)

The number of shares listed as beneficially owned by Asset Protection Fund (“APF”) consist of: (i) 3,907,706 shares of common stock directly held by APF; (ii) warrants to purchase 1,566,667 shares of our common stock at a price of $0.36 until August 12, 2010; and (iii) warrants to purchase 1,953,853 shares of common stock at a price of $0.06 per share until June 29, 2011.

(10)

The number of shares listed as beneficially owned by Aton Select Fund Limited (“Aton Select”) consists of: (i) 4,008,493 shares of common stock directly held by Aton Select; and (ii) warrants to purchase 2,004,246 shares of common stock at a price of $0.06 per share until June 29, 2011.

(11)

The number of shares listed as beneficially owned by Aton Ventures Fund Limited (“Aton Ventures”) consists of: (i) 4,157,706 shares of common stock directly held by Aton Ventures; and (ii) warrants to purchase 1,953,510 shares of common stock at a price of $0.06 per share until June 29, 2011.

(12)

The number of shares listed as beneficially owned by Barroco Foundation (“Barroco”) consists of: (i) 3,907,706 shares of common stock directly held by Barroco; and (ii) warrants to purchase 1,953,853 shares of common stock at a price of $0.06 per share until June 29, 2011.

(13)

The number of shares listed as beneficially owned by Silver BF Energy Ventures (“Silver”) consists of: (i) 3,907,021 shares of common stock directly held by Silver; and (ii) warrants to purchase 1,953,510 shares of common stock at a price of $0.06 per share until June 29, 2011.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change of control.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as at June 30, 2009.

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2009
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	3,904,636
Equity Compensation Plans not approved by security holders	1,191,667	$0.77 per share	2,641,666
Total	1,191,667	$0.77 per share	6,546,302

2004 Non-Qualified Stock Option Plan

Our Board of Directors adopted the 2004 Non-qualified Stock Option Plan (the “2004 Plan”) on June 17, 2004, as amended on April 6, 2005. We originally registered the 2004 Plan on June 17, 2004 pursuant to a registration statement on Form S-8. The maximum number of shares of our common stock with respect to which options or rights may be granted under the 2004 Plan is 1,333,333 shares.

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

On August 21, 2009, our Board of Directors determined that: (a) no new options may be granted under the 2004 Plan; and (b) the 2004 Plan is to be terminated once all outstanding options have been granted under the 2004 Plan have been exercised, expired or otherwise terminated.

2006 Stock Incentive Plan

On April 5, 2006, we established our 2006 Stock Incentive Plan (the “2006 Plan”). The maximum number of shares of our Common Stock with respect to which options or rights may be granted under the 2006 Plan to any participant is 3,333,333 shares with the number of authorized shares under the 2006 Plan increasing on the first day of each quarter beginning with the fiscal quarter commencing April 1, 2006 by the lesser of the following amounts: (1) 15% of the total increase in the number of shares of Common Stock outstanding during the previous fiscal quarter; or (2) a lesser number of shares of Common Stock as may be determined by the Board, subject to certain adjustments to prevent dilution.

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

On August 21, 2009, our Board of Directors terminated the 2006 Plan as all options had expired or otherwise been terminated.

2007 Stock Incentive Plan

On December 3, 2007, our Board of Directors adopted our 2007 Stock Incentive Plan (the "2007 Plan"). The number of common shares subject to issuance pursuant to outstanding options, in the aggregate, cannot exceed 2,333,333 shares (the “Initial Maximum Shares”). The Initial Maximum Shares will increase effective the first day of each of our fiscal quarters, beginning with the fiscal quarter commencing January 1, 2008 by an amount equal to the lesser of: (i) 10% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter, or (ii) a lesser number of shares of common stock as may be determined by the Board.

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

On August 21, 2009, our Board of Directors determined that: (a) no new options may be granted under the 2007 Plan; and (b) the 2007 Plan is to be terminated once all outstanding options have been granted under the 2007 Plan have been exercised, expired or otherwise terminated.

2009 Stock Option Plan

Subsequent to our year ended June 30, 2009, our Board of Directors adopted our 2009 Stock Option Plan dated August 21, 2009 (the "2009 Plan"). The number of common shares subject to issuance pursuant to outstanding options, in the aggregate, cannot exceed 7,800,000 shares. The maximum number of shares will increase effective the first day of each of our fiscal quarters, beginning with the fiscal quarter commencing October 1, 2009 by an amount equal to the lesser of: (i) 10% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter, or (ii) a lesser number of shares of common stock as may be determined by the Board.

The exercise price of the options granted to Participants (as defined in the 2009 Plan) other than Consultant Participants (as defined in the 2009 Plan): (i) cannot be less than the minimum exercise price that is at least 100% of the Fair Market Value of the common stock of the Company on the day of grant, and in the case of a participant who owns more than 10% of the total combined voting power of all classes of the our stock or of its parent or subsidiary corporations at least 110% of the Fair Market Vale of the common stock on the day of grant, and (ii) cannot be less than 75% of the Fair Market Value of our common stock on the day of grant with respect to Non-Qualified Stock Options.

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

As at June 30, 2009, we are indebted to Mr. Harvey, our CEO, Chairman and a member of our Board of Directors, in the principal amount of $175,353 as follows:

(a)	$85,841 (CDN$99,800) for unpaid consulting fees. This amount is non-interest bearing, unsecured and due on demand.

(b)	Loan of $21,504 (CDN$25,000), bearing interest at a rate of 15% per annum and due on demand.

(c)	Loan of $25,000, bearing interest at a rate of 15% per annum and is due on or before January 1, 2010.

(d)	Loan of $21,504 (CDN$25,000), bearing interest at a rate of 15% per annum and is due on or before February 8, 2010.

(e)	Loan of $21,504 (CDN$25,000), bearing interest at a rate of 15% per annum and is due on or before April 7, 2010.

During the year ended June 30, 2009, we repaid the following convertible loans owed to Mr. Harvey:

(a)

Convertible loan of $100,000, bearing interest at a rate of 15% per annum. This loan was convertible into units at a price of $0.90 per unit with each unit consisting of one share of our common stock and one share purchase warrant. Each warrant entitled Mr. Harvey to purchase an additional share of our common stock at a price of $1.05 per share for a period of two years from the date of issuance.

(b)

Convertible loan of $43,007 (CDN$50,000), bearing interest at a rate of 15% per annum. This loan was convertible into units at a price of $0.90 per unit with each unit consisting of one share of our common stock and one share purchase warrant. Each warrant entitled Mr. Harvey to purchase an additional share of our common stock at a price of $1.05 per share for a period of two years from the date of issuance.

As at June 30, 2009, we are indebted to Mr. Ainsworth, our President, Secretary and a member of Board of Directors, in the amount of $81,713 (CDN$95,000) for unpaid consulting fees. This amount is non-interest bearing, unsecured and due on demand.

As at June 30, 2009, we are indebted to our former Vice President, Finance in the amount of $70,190 for consulting fees. The amount is non-interest bearing, unsecured and due on demand.

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For the purpose of determining director independence, we have applied the definitions set out in FINRA Rule 5605(a)(2). Under FINRA Rule 5605(a)(2), a director is not considered independent if he or she is an executive officer or employee of the corporation. Our board of directors have determined that Andrew Malim, James Yates, Bryan Wilson and Milton Datsopoulos are independent directors as defined under FINRA Rule 5605(a)(2). During the year ended June 2009, Mr. Malim and Mr. Yates served on the audit committee and the disclosure committee.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2009 and June 30, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q or Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2009	Year Ended June 30, 2008
Audit Fees	$39,274	$40,705
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$39,274	$40,705

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

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit	Description of Exhibit
Number

3.1	Amended and Restated Articles of Incorporation.(15)

3.2	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 166,666,666 shares, par value $0.00001 per share.(25)

3.3	Bylaws.(1)

4.1	Specimen Stock Certificate.(15)

10.1	2004 Nonqualified Stock Option Plan.(4)

10.2	2006 Stock Incentive Plan dated April 5, 2006.(11)

10.3	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between the Company and Langley Park Investments PLC.(5)

10.4	Debenture Purchase Agreement dated November 19, 2004 between the Company and Glenkirk International.(7)

10.5	Convertible, Callable, Subordinated Debenture dated November 19, 2004 between the Company and Glenkirk International.(7)

10.6	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(3)

10.7	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(6)

10.8	Consulting Agreement dated April 5, 2005 between the Company and Anthony Harvey.(8)

10.9	Consulting Agreement dated August 5, 2005 between the Company and Chris Broili.(12)

10.10	Consulting Agreement dated August 10, 2005 between the Company and Mel Klohn.(12)

10.11	Consulting Agreement dated August 22, 2005 between the Company and Carlo Civelli.(12)

10.12	Consulting Agreement dated September 20, 2005 between the Company and Richard Dixon.(9)

10.13	Consulting Agreement dated September 20, 2005 between the Company and Richard Kehmeier.(9)

10.14	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(10)

10.15	Consulting Agreement dated January 19, 2006 between the Company and Mark A. Reynolds.(9)

10.16	Consulting Agreement dated February 1, 2006 between the Company and Linda Erdman.(9)

10.17	Consulting Agreement dated February 1, 2006 between the Company and Geoffrey Goodall.(9)

10.18	Consulting Agreement dated February 1, 2006 between the Company and Robert Young.(12)

10.19	Debt Settlement Agreement dated November 8, 2005 between the Company and Cameron Reynolds.(12)

10.20	Mineral Processing Research Agreement dated March 22, 2006 among the Company, Nevada Sunrise, LLC and INTOR Resources Corporation.(12)

10.21	Loan Agreement dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(13)

10.22	Loan Agreement dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(13)

10.23	Convertible Promissory Note dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(13)

10.24	Convertible Promissory Note dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(13)

10.25	Promissory Note dated August 16, 2006 between the Company and Anthony Harvey.(14)

10.26	First Amendment Loan Agreement dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(16)

10.27	First Amendment to Loan Agreement dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(16)

10.28	Convertible Promissory Note dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(16)

10.29	Convertible Promissory Note dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(16)

10.30	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(17)

10.31	Sponsorship Agreement dated March 29, 2007 between the Company and Union Securities Ltd.(18)

10.32	Engagement Letter dated March 29, 2007 between the Company and Union Securities Ltd.(18)

10.33	Second Amendment to Loan Agreement dated April 12, 2007 between the Company and Aton Ventures Fund Ltd.(18)

10.34	Second Amendment to Loan Agreement dated April 11, 2007 between the Company and Asset Protection Fund Ltd.(18)

10.35	Loan Agreement dated April 25, 2007 between the Company and Aton Select Fund Limited.(18)

10.36	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.(18)

10.37	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(18)

10.38	Promissory Note dated April 25, 2007 between the Company and Aton Select Fund Limited.(18)

10.39	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.(18)

10.40	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(18)

10.41	Termination Agreement dated September 25, 2007 between the Company and Mark Reynolds.(19)

10.42	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(20)

10.43	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(20)

10.44	Convertible Promissory Note dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(20)

10.45	Convertible Promissory Note dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(20)

10.46	Management Consulting Agreement dated December 1, 2007 between the Company, ARH Management Ltd. and Anthony Harvey.(20)

10.47	Management Consulting Agreement dated December 1, 2007 between the Company, Ainsworth-Jenkins Holdings Inc. and Benjamin Ainsworth.(20)

10.48	2007 Stock Incentive Plan.(20)

10.49	Form of Non-Qualified Stock Option Agreement between the Company and Directors and Officers.(20)

10.50	Loan Agreement dated April 1, 2008 between the Company and Anthony Harvey.(21)

10.51	Promissory Note dated April 1, 2008 between the Company and Anthony Harvey.(21)

10.52	Loan Agreement dated May 8, 2008 between the Company and Anthony Harvey.(22)

10.53	Promissory Note dated May 8, 2008 between the Company and Anthony Harvey.(22)

10.54	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Aton Select Fund Limited.(22)

10.55	Convertible Promissory Note dated May 9, 2008 between the Company and Aton Select Fund Limited.(22)

10.56	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.(22)

10.57	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.(22)

10.58	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of CDN$50,000.(22)

10.59	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey for the loan of CDN$50,000.(22)

10.60	Loan Agreement dated July 7, 2008 between the Company and Anthony Harvey for the loan of CDN $25,000.(23)

10.61	Promissory Note dated July 7, 2008 between the Company and Anthony Harvey for the loan of CDN $25,000.(23)

10.62	Fourth Amendment to Loan Agreement dated January 13, 2009 between the Company and Aton Ventures Fund Ltd.(24)

10.63	Convertible Promissory Note dated January 13, 2009 between the Company and Aton Ventures Fund Ltd.(24)

10.64	Fourth Amendment to Loan Agreement dated January 13, 2009 between the Company and Asset Protection Fund Ltd.(24)

10.65	Convertible Promissory Note dated January 13, 2009 between the Company and Asset Protection Fund Ltd.(24)

10.66	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 USD.(24)

10.67	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 USD.(24)

10.68	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(24)

10.69	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(24)

10.70	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(24)

10.71	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(24)

10.72	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Aton Ventures Fund Ltd.(26)

10.73	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Silver BF Energy Ventures Sdn. Bhd.(26)

10.74	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Asset Protection Fund Ltd.(26)

10.75	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Barroco Foundation.(26)

10.76	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Aton Select Fund Limited.(26)

10.77	2009 Stock Option Plan.(27)

10.78	Form of Non-Qualified Stock Option Agreement between Canyon Copper Corp. and Directors and Officers.(27)

14.1	Code of Ethics.(2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(2)

99.2	Disclosure Committee Charter.(2)

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 26, 2000.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on June 17, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 22, 2005.
(8)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 23, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 22, 2006.

(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 15, 2006.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 7, 2006.
(15)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2006.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 21, 2007.
(19)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 28, 2007.
(20)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 6, 2007.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 7, 2008.
(22)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on May 15, 2008.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 11, 2008.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 20, 2009.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 19, 2009.
(26)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 6, 2009.
(27)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 24, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANYON COPPER CORP.

By:	/s/ Anthony Harvey
ANTHONY HARVEY
Chairman and Chief Executive Officer
Director
(Principal Executive Officer)
Date: September 28, 2009

By:	/s/ Kurt Bordian
KURT BORDIAN
Chief Financial Officer
(Principal Financial Officer)
Date: September 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman, Chief Executive Officer and
/s/ Anthony Harvey	Director	September 28, 2009
ANTHONY HARVEY	(Principal Executive Officer)

/s/ Benjamin Ainsworth	President, Treasurer and Director	September 28, 2009
BENJAMIN AINSWORTH

/s/ Kurt Bordian	Chief Financial Officer	September 28, 2009
KURT BORDIAN	(Principal Financial Officer)

/s/ Bryan Wilson	Director	September 25, 2009
BRYAN WILSON

/s/ Andrew Malim		September 24, 2009
ANDREW MALIM	Director

/s/ James Yates		September 27, 2009
JAMES YATES	Director

/s/ Milton Datsopoulos		September 24, 2009
MILTON DATSOPOULOS	Director