Form 10-Q
period 2009-09-30
CANYON COPPER CORP.
filed 2009-11-13
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ x ] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).[ ] Yes[ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
[ ] Yes[ x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 4, 2009, the Registrant had 78,390,307 shares of common stock, par value of $0.00001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending June 30, 2010.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Canyon Copper” mean Canyon Copper Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Canyon Copper Corp.
(An Exploration Stage Company)

September 30, 2009

Canyon Copper Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	September 30,	June 30,
	2009	2009
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	565,823	427,116
Prepaid expenses and deposits	4,733	780
Total Assets	570,556	427,896

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable (Note 5)	186,234	257,864
Accrued liabilities (Note 4)	7,813	24,295
Due to related parties (Note 5)	210,710	257,333
Total Liabilities	404,757	539,492
Contingencies (Notes 1 and 9)
Stockholders’ Equity (Deficit)
Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 500,000 shares	5	5
Common Stock
Authorized: 166,666,666 shares, par value $0.00001
Issued and outstanding: 78,390,080 shares
(June 30, 2009 – 64,165,080 shares)	784	642
Additional Paid-in Capital	20,803,444	19,871,972
Stock Subscriptions Receivable	–	(56,000)
Deficit Accumulated During the Exploration Stage	(20,638,434)	(19,928,215)
Total Stockholders’ Equity (Deficit)	165,799	(111,596)
Total Liabilities and Stockholders’ Equity (Deficit)	570,556	427,896

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from
	January 21, 2000	For the
	(Date of Inception)	Three Months Ended
	to September 30,	September 30,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses

Depreciation	5,540	–	–
Foreign exchange (gain) loss	(26,168)	27,761	(13,932)
General and administrative (Note 5)	9,214,982	462,272	121,901
Impairment of mineral property costs	2,759,130	–	–
Impairment of property and equipment	10,811	–	–
Mineral exploration costs	4,834,519	219,017	206,486

Total Operating Expenses	16,798,814	709,050	314,455

Operating Loss	(16,798,814)	(709,050)	(314,455)

Other Income (Expense)

Accretion of discounts on convertible debt	(799,963)	–	(34,120)
Gain on change in fair values of derivative liability	432,715	–	(57,923)
Interest expense	(338,744)	(1,169)	(23,815)
Debt conversion expense	(2,010,076)	–	–
Loss on sale of investment securities	(411,430)	–	–
Gain on settlement of related party debt	(2,871)	–	–
Loss on extinguishment of debt	(252,454)	–	–
Impairment loss on investment securities	(459,817)	–	–
Gain on write-off of accounts payable	3,020	–	–

Total Other Income (Expense)	(3,839,620)	(1,169)	(115,858)

Net Loss	(20,638,434)	(710,219)	(430,313)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.02)

Weighted Average Shares Outstanding		71,752,000	24,775,000

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the
	Three Months Ended
	September 30,
	2009	2008
	$	$
Operating Activities
Net loss	(710,219)	(430,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	–	34,120
Foreign exchange translation loss on debt	–	(4,801)
Gain on change in fair values of derivative liability	–	57,923
Stock-based compensation	362,614	–
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(3,953)	(694)
Accounts payable and accrued liabilities	(88,112)	(27,953)
Due to related parties	42,888	26,270
Net Cash Used in Operating Activities	(396,782)	(345,448)
Financing Activities
Advances from related party	–	24,575
Issuance of common stock	625,000	490,000
Repayment of notes payable	(94,502)	–
Net Cash Provided by Financing Activities	530,498	514,575
Effect of Exchange Rate Changes on Cash	4,991	–
Increase in Cash	138,707	169,127
Cash – Beginning of Period	427,116	15,580
Cash – End of Period	565,823	184,707

Supplemental Disclosures:
Interest paid	26,729	–
Income taxes paid	–	–

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
September 30, 2009
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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. As at September 30, 2009, the Company has a working capital of $165,799 and has accumulated losses of $20,638,434 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan for the next twelve months is to continue initial exploration activities on the New York Canyon Project in Nevada. The agreements pursuant to which the Company acquired its interests in the New York Canyon Project provide for a series of cash payments and annual filing maintenance costs. If the Company fails to make such payments or expenditures in a timely fashion it may lose its interest in those properties. As at September 30, 2009, the Company had cash of $565,823 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $1,050,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is June 30.

	b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2009, included in the Company’s Annual Report on Form 10- K filed on September 28, 2009 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at September 30, 2009, and the results of its operations and cash flows for the three months ended September 30, 2009 and 2008. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
September 30, 2009
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Use of Estimates

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

	d)	Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2009 and 2008, the Company had no items that represent comprehensive income.

	e)	Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
September 30, 2009
(unaudited)

3.	Mineral Properties (continued)

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

4.	Accrued Liabilities

	September 30,	June 30,
	2009	2009
	$	$

Interest accrued on debt	–	24,028
Professional fees and other accruals	7,813	267

	7,813	24,295

5.	Related Party Transactions

a)

As at September 30, 2009, the Company was indebted to the President of the Company for $102,622 (Cdn$110,000) (June 30, 2009 - $81,713 (Cdn$95,000)) of consulting fees. The amount due is non-interest bearing, unsecured and due on demand.

	b)	As at September 30, 2009, the Company was indebted to the Chief Executive Officer of the Company for $107,799 (June 30, 2009 - $175,353), which consists of the following amounts:

		i)	$107,799 (Cdn$115,550) (June 30, 2009 - $85,841 (Cdn$99,800)) for consulting fees, which is non- interest bearing, unsecured and due on demand;

ii)

$Nil (June 30, 2009 - $21,504 (Cdn$25,000)) in advances for working capital purposes which bears interest at 15% per annum, is unsecured and due on demand. The Company repaid the advances on July 31, 2009;

iii)

$Nil (June 30, 2009 - $21,504 (Cdn$25,000)) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and was due on January 7, 2009. On January 13, 2009, the maturity date on the notes was extended to April 7, 2010. The Company repaid the note on July 31, 2009;

iv)

$Nil (June 30, 2009 - $21,504 (Cdn$25,000)) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on November 8, 2009. On January 13, 2009, the maturity date on the notes was extended to February 8, 2010. The Company repaid the note on July 31, 2009; and

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
September 30, 2009
(unaudited)

5.	Related Party Transactions (continued)

v)

$Nil (June 30, 2009 - $25,000) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on October 1, 2008. On January 13, 2009, the maturity date on the notes was extended to January 1, 2010. The Company repaid the note on July 31, 2009.

c)

As at September 30, 2009, the Company was indebted to the Chief Financial Officer of the Company for $289 (June 30, 2009 - $267) of general and administrative expenses. The amounts due are non-interest bearing, unsecured and due on demand.

d)

As at September 30, 2009, $70,190 (June 30, 2009 - $70,190) is owed to a former Vice President of Finance of the Company and is included in accounts payable. The amount due is non-interest bearing, unsecured and due on demand.

e)

As at September 30, 2009, $nil (June 30, 2009 - $6,980) is owed to a former Vice President of the Company and is included in accounts payable. The amount due is non-interest bearing, unsecured and due on demand.

f)

During the three months ended September 30, 2009, the Company incurred consulting fees of $14,694 (2008 - $14,863), $13,994 (2008 - $14,155), and $17,325 (2008 - $17,325) to the Chief Executive Officer of the Company, President of the Company, and Chief Financial Officer, respectively.

6.	Common Stock

a)

On August 10, 2009, the Company issued 12,850,000 shares of common stock at a price of $0.04 per share for proceeds of $514,000. The proceeds of the offering will be used to retire corporate indebtedness and for general working capital purposes.

b)

On August 31, 2009, the Company issued 1,375,000 shares of common stock at a price of $0.04 per share for proceeds of $55,000. The proceeds of the offering will be used to retire corporate indebtedness and for general working capital purposes.

	c)	During the three months ended September 30, 2009, the Company received $56,000 which was included in stock subscriptions receivable at June 30, 2009.

7.	Stock Options

On August 21, 2009, the Board of Directors of the Company adopted the Company’s 2009 Stock Option Plan (the “2009 Stock Option Plan”). A total of 7,800,000 shares of the Company’s common stock are available for issuance under the 2009 Stock Option Plan. As at September 30, 2009, the Company had 3,700,000 stock options available for granting pursuant to the 2009 Stock Option Plan.

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

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
September 30, 2009
(unaudited)

7.	Stock Options (continued)

On August 21, 2009, the Company issued non-qualified stock options to purchase a total of 4,100,000 shares of common stock to various employees, officers, directors and consultants of the Company, of which 3,950,000 stock options were issued pursuant to the 2009 Stock Option Plan. The options were granted with an exercise price of $0.10 per share and expire on August 20, 2014. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 5 years, a risk-free rate of 2.58%, an expected volatility of 213%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.09 per share.

During the three month period ended September 30, 2009, the Company recorded stock-based compensation of $362,614 as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

		Weighted Average	Aggregate
	Number of	Exercise Price	Intrinsic Value
	Options	$	$
Outstanding, June 30, 2009	1,191,667	0.77
Issued	4,100,000	0.10
Outstanding, September 30, 2009	5,291,667	0.25	–
Exercisable, September 30, 2009	5,291,667	0.25	–

As at September 30, 2009, the weighted average remaining contractual life of the outstanding stock options is 4.43 years.

As at September 30, 2009, the Company had no unvested options outstanding.

8.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$

Balance, June 30, 2009	11,852,305	0.13

Expired	(400,000)	0.90

Balance, September 30, 2009	11,452,305	0.10

As at September 30, 2009, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date

1,633,333	0.36	August 17, 2010
9,818,972	0.06	June 30, 2011

11,452,305

9.	Legal Proceeding

On January 23, 2007, Focused Investor Relations Marketing Inc. commenced an action in Ontario, Canada against the Company seeking payment in the amount of $84,000 pursuant to an oral agreement. The Company believes that this action is without merit and will defend its position vigorously.

10.	Subsequent Events

In accordance with ASC Topic 855, Subsequent Events, the Company evaluated subsequent events through November 11, 2009, the date of issuance of the financial statements. During this period the Company did not have any material recognizable subsequent events.

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

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended September 30, 2009 and changes in our financial condition from June 30, 2009. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended June 30, 2009 filed with the SEC on September 29, 2009.

Our plan of operation for the next twelve months is to re-analyze the 2006 Longshot Ridge drill pulps and to initiate environmental base line studies for permitting advanced exploration. Over the next twelve months, we anticipate that in order to implement our exploration program and to continue our operations we will require the following:

12 Month Total
ITEM AND ACTIVITY	Budget
LAND STATUS
2010 - 2011 unpatented claim maintenance fees	$205,000
Monthly Payments – Patented Claims	55,000
PERMITTING
Road and drill site work	35,000
Archaeological and biological surveys	20,000
Water quality monitoring	20,000
Drill Permitting & Bonding	20,000
Reclamation	20,000
ASSAYING
Re-assay 2006 Longshot Ridge drill pulps	100,000
GEOPHYSICAL SURVEYS
Induced polarization	70,000
Airborne radiometric survey	65,000
GEOLOGICAL MAPPING AND INVESTIGATIONS
Mapping and sampling	50,000
Contingency 10%	65,000
Management fee 5%	35,000
GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	290,000
TOTAL	$1,050,000

As at September 30, 2009, we had cash of $565,823 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $1,050,000. We do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek financing to meet our planned expenditures. However, there is no assurance we will be successful in raising the necessary funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on equity sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended September 30		Percentage
	2009	2008	Increase / Decrease
Revenue	$-	$-	n/a
Operating Expenses	(709,050)	(314,455)	125.5%
Other Income (Expenses)	(1,169)	(115,858)	(99.0)%
Net Loss	$(710,219)	$(430,313)	65.0%

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

Expenses

Our expenses for the three month periods ended September 30, 2009 and 2008 consisted of the following:

	Three Months Ended September 30		Percentage
			Increase /
	2009	2008	Decrease
Operating Expenses:
Foreign exchange (gain) loss	$27,761	$(13,932)	(299.3)%
General and administrative	462,272	121,901	279.2%
Mineral exploration costs	219,017	206,486	6.1%
Sub-total	709,050	314,455	125.5%
Other Expenses:
Accretion of discounts on convertible debt	-	34,120	(100)%
(Gain) Loss on change in fair values of	-	57,923	(100)%
derivative liability
Interest expense	1,169	23,815	(95.1)%
Sub-total	1,169	115,858	(99.0)%
Total Expenses	$710,219	$430,313	65.0%

Our operating expenses increased from $314,455, during the three months ended September 30, 2008, to $709,050, during the three months ended September 30, 2009. The increase in our operating expenses is due to the fact our general and administration expenses increased during the period.

General and administration expenses primarily consist of: (i) consulting fees incurred for services provided by our executive officers; (ii) professional fees in connection with meeting our ongoing reporting requirements under the Exchange Act; and (iii) stock based compensation. The increase in our general and administrative expenses during the three months ended September 30, 2009 is due to the fact that we incurred stock based compensation of $362,614.

Mineral exploration costs consisted of annual payments and lease payments in connection with maintaining the New York Canyon Project in good standing.

We anticipate that our expenses will increase over the next twelve months due to our ongoing planned exploration activities on the New York Canyon Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At September 30, 2009	At June 30, 2009	Increase / Decrease
Current Assets	$570,556	$427,896	33.3%
Current Liabilities	(404,757)	(539,492)	(25.0)%
Working Capital Surplus (Deficit)	$165,799	$(111,596)	(248.6)%

Cash Flows
	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008
Cash Used in Operating Activities	$(396,782)	$(345,448)
Cash Provided by Investing Activities	-	-
Cash Provided by Financing Activities	530,498	514,475
Effect of Exchange Rate Changes on Cash	4,991	-
Net Increase in Cash During Period	$138,707	$169,127

As at September 30, 2009, we had a working capital surplus of $165,799 as compared to a working capital deficit of $111,596 as at June 30, 2009. The change from a working capital deficit to a working capital surplus is primarily a result of the fact that we: (i) raised proceeds from the sale of our common stock; and (ii) decreased our accounts payables and liabilities.

During the three months ended September 30, 2009, we completed the following equity financings:

(a)	on August 10, 2009, we issued 12,850,000 shares of our common stock for gross proceeds of $514,000; and

(b)	on August 31, 2009, we issued 1,375,000 shares of our common stock for gross proceeds of $55,000.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain financing. We recorded a net loss of $710,219 for the three months ended September 30, 2009 and have an accumulated deficit of $20,638,434 since inception. As at September 30, 2009, we had cash of $565,823 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $1,050,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek financing to meet our planned expenditures. There is no assurance that we will be able to obtain financing in the future.

Obtaining financing is subject to a number of factors, including the market prices for the mineral property and copper. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended June 30, 2009 (the “2009 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Other than as previously disclosed in our 2009 Annual Report, we are not party to any legal proceedings and there have been no material developments to the proceedings previously disclosed in our 2009 Annual Report.

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

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activities and if we do not obtain sufficient financing, our business will fail.

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

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which will require us to obtain financing. We recorded a net loss of $710,219 for the three months ended September 30, 2009 and have an accumulated deficit of $20,638,434 since inception. As at September 30, 2009, we had cash of $565,823 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $1,050,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek financing to meet our planned expenditures.

Obtaining financing would be subject to a number of factors, including the market prices for the mineral property and base and precious metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

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

As noted in the financial statements that are included with this report, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. These conditions, as indicated in our audit report on our Annual Report on Form 10-K for the year ended June 30, 2009, raise substantial doubt as to our ability to continue as a going concern. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

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

In order to maintain our rights to the New York Canyon Project, we will be required to make annual filings with federal and state regulatory authorities. Currently the amount of these fees is approximately $205,000; however, these maintenance fees are subject to adjustment. In addition, we may be required by federal and/or state legislation or regulations to complete minimum annual amounts of mineral exploration work on the New York Canyon Project. A failure by us to meet the annual maintenance requirements under federal and state laws could cause our rights to the New York Canyon Project to lapse.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation.(15)
3.2	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 166,666,666 shares, par value $0.00001 per share.(25)
3.3	Bylaws.(1)
4.1	Specimen Stock Certificate.(15)
10.1	2004 Nonqualified Stock Option Plan.(4)
10.2	2006 Stock Incentive Plan dated April 5, 2006.(11)
10.3	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between the Company and Langley Park Investments PLC.(5)
10.4	Debenture Purchase Agreement dated November 19, 2004 between the Company and Glenkirk International.(7)
10.5	Convertible, Callable, Subordinated Debenture dated November 19, 2004 between the

Exhibit
Number	Description of Exhibit
Company and Glenkirk International.(7)
10.6	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(3)
10.7	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(6)
10.8	Consulting Agreement dated April 5, 2005 between the Company and Anthony Harvey.(8)
10.9	Consulting Agreement dated August 5, 2005 between the Company and Chris Broili.(12)
10.10	Consulting Agreement dated August 10, 2005 between the Company and Mel Klohn.(12)
10.11	Consulting Agreement dated August 22, 2005 between the Company and Carlo Civelli.(12)
10.12	Consulting Agreement dated September 20, 2005 between the Company and Richard Dixon.(9)
10.13	Consulting Agreement dated September 20, 2005 between the Company and Richard Kehmeier.(9)
10.14	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(10)
10.15	Consulting Agreement dated January 19, 2006 between the Company and Mark A. Reynolds.(9)
10.16	Consulting Agreement dated February 1, 2006 between the Company and Linda Erdman.(9)
10.17	Consulting Agreement dated February 1, 2006 between the Company and Geoffrey Goodall.(9)
10.18	Consulting Agreement dated February 1, 2006 between the Company and Robert Young.(12)
10.19	Debt Settlement Agreement dated November 8, 2005 between the Company and Cameron Reynolds.(12)
10.20	Mineral Processing Research Agreement dated March 22, 2006 among the Company, Nevada Sunrise, LLC and INTOR Resources Corporation.(12)
10.21	Loan Agreement dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(13)
10.22	Loan Agreement dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(13)
10.23	Convertible Promissory Note dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(13)
10.24	Convertible Promissory Note dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(13)
10.25	Promissory Note dated August 16, 2006 between the Company and Anthony Harvey.(14)
10.26	First Amendment Loan Agreement dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(16)
10.27	First Amendment to Loan Agreement dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(16)
10.28	Convertible Promissory Note dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(16)
10.29	Convertible Promissory Note dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(16)
10.30	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(17)
10.31	Sponsorship Agreement dated March 29, 2007 between the Company and Union Securities Ltd.(18)
10.32	Engagement Letter dated March 29, 2007 between the Company and Union Securities Ltd.(18)
10.33	Second Amendment to Loan Agreement dated April 12, 2007 between the Company and Aton Ventures Fund Ltd.(18)
10.34	Second Amendment to Loan Agreement dated April 11, 2007 between the Company and Asset Protection Fund Ltd.(18)
10.35	Loan Agreement dated April 25, 2007 between the Company and Aton Select Fund

Exhibit
Number	Description of Exhibit
Limited.(18)
10.36	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.(18)
10.37	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(18)
10.38	Promissory Note dated April 25, 2007 between the Company and Aton Select Fund Limited.(18)
10.39	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.(18)
10.40	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(18)
10.41	Termination Agreement dated September 25, 2007 between the Company and Mark Reynolds.(19)
10.42	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(20)
10.43	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(20)
10.44	Convertible Promissory Note dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(20)
10.45	Convertible Promissory Note dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(20)
10.46	Management Consulting Agreement dated December 1, 2007 between the Company, ARH Management Ltd. and Anthony Harvey.(20)
10.47	Management Consulting Agreement dated December 1, 2007 between the Company, Ainsworth-Jenkins Holdings Inc. and Benjamin Ainsworth.(20)
10.48	2007 Stock Incentive Plan.(20)
10.49	Form of Non-Qualified Stock Option Agreement between the Company and Directors and Officers.(20)
10.50	Loan Agreement dated April 1, 2008 between the Company and Anthony Harvey.(21)
10.51	Promissory Note dated April 1, 2008 between the Company and Anthony Harvey.(21)
10.52	Loan Agreement dated May 8, 2008 between the Company and Anthony Harvey.(22)
10.53	Promissory Note dated May 8, 2008 between the Company and Anthony Harvey.(22)
10.54	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Aton Select Fund Limited.(22)
10.55	Convertible Promissory Note dated May 9, 2008 between the Company and Aton Select Fund Limited.(22)
10.56	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.(22)
10.57	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.(22)
10.58	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of CDN$50,000.(22)
10.59	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey for the loan of CDN$50,000.(22)
10.60	Loan Agreement dated July 7, 2008 between the Company and Anthony Harvey for the loan of CDN $25,000.(23)
10.61	Promissory Note dated July 7, 2008 between the Company and Anthony Harvey for the loan of CDN $25,000.(23)
10.62	Fourth Amendment to Loan Agreement dated January 13, 2009 between the Company and Aton Ventures Fund Ltd.(24)

Exhibit
Number	Description of Exhibit
10.63	Convertible Promissory Note dated January 13, 2009 between the Company and Aton Ventures Fund Ltd.(24)
10.64	Fourth Amendment to Loan Agreement dated January 13, 2009 between the Company and Asset Protection Fund Ltd.(24)
10.65	Convertible Promissory Note dated January 13, 2009 between the Company and Asset Protection Fund Ltd.(24)
10.66	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 USD.(24)
10.67	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 USD.(24)
10.68	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(24)
10.69	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(24)
10.70	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(24)
10.71	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(24)
10.72	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Aton Ventures Fund Ltd.(26)
10.73	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Silver BF Energy Ventures Sdn. Bhd.(26)
10.74	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Asset Protection Fund Ltd.(26)
10.75	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Barroco Foundation.(26)
10.76	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Aton Select Fund Limited.(26)
10.77	2009 Stock Option Plan.(27)
10.78	Form of Non-Qualified Stock Option Agreement between Canyon Copper Corp. and Directors and Officers.(27)
14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(2)
99.2	Disclosure Committee Charter.(2)

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 26, 2000.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on June 17, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 22, 2005.
(8)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 23, 2005.

(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 22, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 15, 2006.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 7, 2006.
(15)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2006.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 21, 2007.
(19)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 28, 2007.
(20)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 6, 2007.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 7, 2008.
(22)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on May 15, 2008.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 11, 2008.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 20, 2009.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 19, 2009.
(26)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 6, 2009.
(27)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 24, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON COPPER CORP.

Dated: November 13, 2009	By:
/s/ Anthony R. Harvey
ANTHONY R. HARVEY
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2009	By:
/s/ Kurt Bordian
KURT BORDIAN
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial
Officer)