Form 10-Q
period 2010-03-31
CANYON COPPER CORP.
filed 2010-04-16
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

     FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
[x] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
[ ] Yes [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 12, 2010, the Registrant had 78,390,307 shares of common stock, par value of $0.00001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending June 30, 2010.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Canyon Copper” mean Canyon Copper Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Canyon Copper Corp.
(An Exploration Stage Company)
March 31, 2010

Canyon Copper Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	June 30,
	2010	2009
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	310,931	427,116
Prepaid expenses and deposits	39,329	780
Total Assets	350,260	427,896

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 5)	130,656	257,864
Accrued liabilities (Note 4)	–	24,295
Due to related parties (Note 5)	282,946	257,333
Total Liabilities	413,602	539,492
Contingencies (Notes 1 and 9)
Stockholders’ Deficit
Preferred Stock
Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 500,000 shares	5	5
Common Stock
Authorized: 166,666,666 shares, par value $0.00001 Issued and outstanding: 78,390,080 shares (June 30, 2009 – 64,165,080 shares)	784	642
Additional Paid-in Capital	20,803,444	19,871,972
Stock Subscriptions Receivable	–	(56,000)
Deficit Accumulated During the Exploration Stage	(20,867,575)	(19,928,215)
Total Stockholders’ Deficit	(63,342)	(111,596)
Total Liabilities and Stockholders’ Deficit	350,260	427,896

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from
	January 21, 2000	For the		For the
	(Date of Inception)	Three Months Ended		Nine Months Ended
	to March 31,	March 31,		March 31,
	2010	2010	2009	2010	2009
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Depreciation	5,540	–	–	–	–
Foreign exchange (gain) loss	(10,795)	9,078	(12,947)	43,134	(73,974)
General and administrative (Note 5)	9,378,354	69,161	69,900	625,644	258,076
Impairment of mineral property costs	2,759,130	–	–	–	–
Impairment of property and equipment	10,811	–	–	–	–
Mineral exploration costs	4,884,915	31,500	15,110	269,413	237,738

Total Operating Expenses	17,027,955	109,739	72,063	938,191	421,840

Operating Loss	(17,027,955)	(109,739)	(72,063)	(938,191)	(421,840)

Other Income (Expense)

Accretion of discounts on convertible debt	(799,963)	–	(89,160)	–	(157,400)
Gain on change in fair values of derivative liability	432,715	–	405,594	–	422,115
Interest expense	(338,744)	–	(28,884)	(1,169)	(75,944)
Debt conversion expense	(2,010,076)	–	–	–	–
Loss on sale of investment securities	(411,430)	–	–	–	–
Gain on settlement of related party debt	(2,871)	–	3,021	–	3,021
Loss on extinguishment of debt	(252,454)	–	(252,454)	–	(252,454)
(Impairment loss) Recovery on investment securities	(459,817)	–	–	–	14,809
Gain on write-off of accounts payable	3,020	–	–	–	–
					–
Total Other (Expense) Income	(3,839,620)	–	38,117	(1,169)	(45,853)
					–
Net Loss	(20,867,575)	(109,739)	(33,946)	(939,360)	(467,693)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)	(0.01)

Weighted Average Shares Outstanding		78,390,000	76,881,000	76,161,000	76,023,000

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the
	Nine Months Ended
	March 31,
	2010	2009
	$	$
Operating Activities
Net loss	(939,360)	(467,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	–	157,400
Foreign exchange translation loss on debt	–	(23,600)
Gain on change in fair values of derivative liability	–	(422,115)
Loss on extinguishment of debt	–	252,454
Stock-based compensation	362,614	–
Recovery of loss on investment securities	–	(14,809)
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(38,549)	5,857
Accounts payable and accrued liabilities	(151,503)	(19,196)
Due to related parties	115,124	59,182
Net Cash Used in Operating Activities	(651,674)	(472,520)
Financing Activities
Advances from related party	–	24,575
Issuance of common stock	625,000	490,000
Repayment of notes payable	(94,502)	–
Net Cash Provided by Financing Activities	530,498	514,575
Investing Activities
Proceeds received on sale of investment securities	–	14,809
Net Cash Provided by Investing Activities	–	14,809
Effect of Exchange Rate Changes on Cash	4,991	–
(Decrease) Increase in Cash	(116,185)	56,864
Cash – Beginning of Period	427,116	15,580
Cash – End of Period	310,931	72,444

Supplemental Disclosures:
Interest paid	26,729	–
Income taxes paid	–	–

The Accompanying Notes are an Integral Part of These Financial Statements

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
March 31, 2010
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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. As at March 31, 2010, the Company has a working capital deficit of $63,342 and has accumulated losses of $20,867,575 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan for the next twelve months is to continue initial exploration activities on the New York Canyon Project in Nevada. The agreements pursuant to which the Company acquired its interests in the New York Canyon Project provide for a series of cash payments and annual filing maintenance costs. If the Company fails to make such payments or expenditures in a timely fashion it may lose its interest in those properties. As at March 31, 2010, the Company had cash of $310,931 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $1,050,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at March 31, 2010, and the results of its operations and cash flows for the three month and nine month periods ended March 31, 2010 and 2009. The results of operations for the three month and nine month periods ended March 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
March 31, 2010
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

	d)	Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2010 and 2009, the Company had no items that represent comprehensive income (loss).

	e)	Fair Value of Financial Instruments

Our financial instruments consist principally of cash, accounts payable and due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

	f)	Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date and through the date that the financial statements are issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

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
March 31, 2010
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

4.	Accrued Liabilities

		March 31,		June 30,
		2010		2009
	$		$

Interest accrued on debt		–		24,028
Professional fees and other accruals		–		267

		–		24,295

5.	Related Party Transactions

a)

As at March 31, 2010, the Company was indebted to the President of the Company for $144,791 (Cdn$147,050) (June 30, 2009 - $81,713 (Cdn$95,000)) of consulting fees. The amount due is non-interest bearing, unsecured and due on demand.

	b)	As at March 31, 2010, the Company was indebted to the Chief Executive Officer of the Company for $137,850 (June 30, 2009 - $175,353), which consists of the following amounts:

		i)	$137,850 (Cdn$140,000) (June 30, 2009 - $85,841 (Cdn$99,800)) for consulting fees, which is non- interest bearing, unsecured and due on demand;

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

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
March 31, 2010
(unaudited)

5.	Related Party Transactions (continued)

		v)	$Nil (June 30, 2009 - $25,000) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on October 1, 2008. On January 13, 2009, the maturity date on the notes was extended to January 1, 2010. The Company repaid the note on July 31, 2009.

	c)	As at March 31, 2010, the Company was indebted to the Chief Financial Officer of the Company for $305 (June 30, 2009 - $267) of general and administrative expenses. The amounts due are non-interest bearing, unsecured and due on demand.

d)

As at March 31, 2010, $10,190 (June 30, 2009 - $70,190) is owed to a former Vice President of Finance of the Company and is included in accounts payable. The amount due is non-interest bearing, unsecured and due on demand.

	e)	As at March 31, 2010, $nil (June 30, 2009 - $6,980) is owed to a former Vice President of the Company and is included in accounts payable. The amount due is non-interest bearing, unsecured and due on demand.

f)

 During the nine months ended March 31, 2010, the Company incurred consulting fees of $42,755 (2009 - $40,224), $45,195 (2009 - $38,309), and $51,975 (2009 - $51,975) to the Chief Executive Officer of the Company, President of the Company, and Chief Financial Officer, respectively.

g)

Starting November 1, 2009, the Company began paying $5,000 a month for geological support to a company with common directors and officers. During the nine months ended March 31, 2010, the Company incurred geological support fees of $25,000 (2009 - $nil).

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

	c)	During the nine months ended March 31, 2010, the Company received $56,000 which was included in stock subscriptions receivable at June 30, 2009.

7.	Stock Options

On August 21, 2009, the Board of Directors of the Company adopted the Company’s 2009 Stock Option Plan (the “2009 Stock Option Plan”). A total of 7,800,000 shares of the Company’s common stock are available for issuance under the 2009 Stock Option Plan. As at March 31, 2010, the Company had 3,700,000 stock options available for granting pursuant to the 2009 Stock Option Plan.

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
March 31, 2010
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

During the nine month period ended March 31, 2010, the Company recorded stock-based compensation of $362,614 as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

		Weighted Average	Aggregate
	Number of	Exercise Price	Intrinsic Value
	Options	$	$
Outstanding, June 30, 2009	1,191,667	0.77
Issued	4,100,000	0.10
Outstanding, March 31, 2010	5,291,667	0.25	–
Exercisable, March 31, 2010	5,291,667	0.25	–

As at March 31, 2010, the weighted average remaining contractual life of the outstanding stock options is 3.93 years.

As at March 31, 2010, the Company had no unvested options outstanding.

8.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$

Balance, June 30, 2009	11,852,305	0.13

Expired	(400,000)	0.90

Balance, March 31, 2010	11,452,305	0.10

As at March 31, 2010, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date

1,633,333	0.36	August 17, 2010
9,818,972	0.06	June 30, 2011

11,452,305

9.	Legal Proceeding

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

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We currently hold 100% title in two major claim blocks comprising a total of 1,332 mineral claims, covering approximately 26,440 acres located in Mineral County, Nevada (the “New York Canyon Claims”). We also hold 21 patented mineral claims covering an area of approximately 420 acres, located within the vicinity of the New York Canyon Claims area. We collectively refer to the New York Canyon Claims and the patented claims as the “New York Canyon Project.”

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

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and nine month periods ended March 31, 2010 and changes in our financial condition from June 30, 2009. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended June 30, 2009 filed with the SEC on September 28, 2009.

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

As at March 31, 2010, we had cash of $310,931 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $1,050,000. We do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek financing to meet our planned expenditures. However, there is no assurance we will be successful in raising the necessary funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	March 31		Increase /	March 31		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Operating Expenses	(109,739)	(72,063)	52.3%	(938,191)	(421,840)	122.4%

Other Income (Expenses)	-	38,117	(100)%	(1,169)	(45,853)	(97.5)%

Net Loss	$(109,739)	$(33,946)	223.3%	$(939,360)	$(467,693)	100.8%

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

Expenses

Our expenses for the three and nine month periods ended March 31, 2010 and 2009 consisted of the following:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	March 31		Increase /	March 31		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Operating Expenses:
Foreign exchange loss (gain)	$9,078	$(12,947)	170.1%	$43,134	$(73,974)	158.3%
General and administrative	69,161	69,900	(1.1)%	625,664	258,076	142.4%
Mineral exploration costs	31,500	15,110	108.5%	269,413	237,738	13.3%
Sub-total	$109,739	$72,063	52.3%	$938,191	$421,840	122.4%
Other Expenses:
Accretion of discounts on convertible debt	-	89,160	(100)%	-	157,400	(100)%
Gain on change in fair values of derivative liability	-	(405,594)	(100)%	-	(422,115)	(100)%
Interest expense	-	28,884	(100)%	1,169	75,944	(98.5)%
Gain on settlement of related party debt	-	(3,021)	(100)%	-	(3,021)	(100)%
Loss on extinguishment of debt	-	252,454	(100)%	-	252,454	(100)%
(Recovery) impairment loss on investment securities	-	-	n/a	-	(14,809)	(100)%
Sub-total	$-	$(38,117)	(100)%	$1,169	$45,853	97.5%
Total Expenses	$109,739	$33,946	223.3%	$939,360	$467,693	100.8%

Our operating expenses increased from $72,063, during the quarter ended March 31, 2009, to $109,739, during the quarter ended March 31, 2010. The increase in our operating expenses is due to increases in our mineral exploration expenses and foreign exchange loss.

General and administration expenses, during the quarter ended March 31, 2010, primarily consisted of: (i) consulting fees incurred for services provided by our executive officers; and (ii) legal and accounting fees in connection with meeting our ongoing reporting requirements under the Securities Exchange Act of 1934 (the "Exchange Act”).

Mineral exploration costs, during the quarter ended March 31, 2010, consisted of mineral lease payments and consulting fees in connection with our New York Canyon Project.

We anticipate that our expenses will increase over the next twelve months due to our ongoing planned exploration activities on the New York Canyon Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2010	At June 30, 2009	Increase / Decrease
Current Assets	$350,260	$427,896	(18.1)%
Current Liabilities	(413,602)	(539,492)	(23.3)%
Working Capital Deficit	$(63,342)	$(111,596)	(43.2)%

Cash Flows

	Nine Months Ended	Nine Months Ended
	March 31, 2010	March 31, 2009
Cash Used in Operating Activities	$(651,674)	$(472,520)
Cash Provided by Investing Activities	-	14,809
Cash Provided by Financing Activities	530,498	514,575
Effect of Exchange Rate Changes on Cash	4,991	-
Net Increase in Cash During Period (Decrease)	$116,185	$56,854

As at March 31, 2010, we had a working capital deficit of $63,342 as compared to a working capital deficit of $111,596 as at June 30, 2009. The decrease in our working capital deficit is primarily a result of the fact that we: (i) raised proceeds from the sale of our common stock; and (ii) decreased our accounts payables and accrued liabilities.

During the nine months ended March 31, 2010, we completed the following equity financings in reliance of Regulation S of the Securities Act:

(a)	On August 10, 2009, we issued 12,850,000 shares of our common stock for gross proceeds of $514,000; and

(b)	On August 31, 2009, we issued 1,375,000 shares of our common stock for gross proceeds of $55,000.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain financing. We recorded a net loss of $109,739 for the nine months ended March 31, 2010 and have an accumulated deficit of $20,867,575 since inception. As at March 31, 2010, we had cash of $310,931 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $1,050,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek financing to meet our planned expenditures. There is no assurance that we will be able to obtain financing in the future.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended June 30, 2009 (the “2009 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which will require us to obtain financing. We recorded a net loss of $109,739 for the nine months ended March 31, 2010 and have an accumulated deficit of $20,867,575 since inception. As at March 31, 2010, we had cash of $310,391 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $1,050,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek financing to meet our planned expenditures.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation.(14)
3.2	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 166,666,666 shares, par value $0.00001 per share.(24)
3.3	Bylaws.(1)
4.1	Specimen Stock Certificate.(14)
10.1	2004 Nonqualified Stock Option Plan.(4)
10.2	2006 Stock Incentive Plan dated April 5, 2006.(10)
10.3	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between the Company and Langley Park Investments PLC.(5)
10.4	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(3)
10.5	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(6)
10.6	Consulting Agreement dated April 5, 2005 between the Company and Anthony Harvey.(7)
10.7	Consulting Agreement dated August 5, 2005 between the Company and Chris Broili.(11)
10.8	Consulting Agreement dated August 10, 2005 between the Company and Mel Klohn.(11)
10.9	Consulting Agreement dated August 22, 2005 between the Company and Carlo Civelli.(11)

Exhibit
Number	Description of Exhibit
10.10	Consulting Agreement dated September 20, 2005 between the Company and Richard Dixon.(8)
10.11	Consulting Agreement dated September 20, 2005 between the Company and Richard Kehmeier.(8)
10.12	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(9)
10.13	Consulting Agreement dated January 19, 2006 between the Company and Mark A. Reynolds.(8)
10.14	Consulting Agreement dated February 1, 2006 between the Company and Linda Erdman.(8)
10.15	Consulting Agreement dated February 1, 2006 between the Company and Geoffrey Goodall.(8)
10.16	Consulting Agreement dated February 1, 2006 between the Company and Robert Young.(11)
10.17	Debt Settlement Agreement dated November 8, 2005 between the Company and Cameron Reynolds.(11)
10.18	Mineral Processing Research Agreement dated March 22, 2006 among the Company, Nevada Sunrise, LLC and INTOR Resources Corporation.(11)
10.19	Loan Agreement dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(12)
10.20	Loan Agreement dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(12)
10.21	Convertible Promissory Note dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(12)
10.22	Convertible Promissory Note dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(12)
10.23	Promissory Note dated August 16, 2006 between the Company and Anthony Harvey.(13)
10.24	First Amendment Loan Agreement dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(15)
10.25	First Amendment to Loan Agreement dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(15)
10.26	Convertible Promissory Note dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(15)
10.27	Convertible Promissory Note dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(15)
10.28	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(16)
10.29	Sponsorship Agreement dated March 29, 2007 between the Company and Union Securities Ltd.(17)
10.30	Engagement Letter dated March 29, 2007 between the Company and Union Securities Ltd.(17)
10.31	Second Amendment to Loan Agreement dated April 12, 2007 between the Company and Aton Ventures Fund Ltd.(17)
10.32	Second Amendment to Loan Agreement dated April 11, 2007 between the Company and Asset Protection Fund Ltd.(17)
10.33	Loan Agreement dated April 25, 2007 between the Company and Aton Select Fund Limited.(17)
10.34	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.(17)
10.35	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(17)
10.36	Promissory Note dated April 25, 2007 between the Company and Aton Select Fund Limited.(17)
10.37	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.(17)

Exhibit
Number	Description of Exhibit
10.38	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(17)
10.39	Termination Agreement dated September 25, 2007 between the Company and Mark Reynolds.(18)
10.40	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(19)
10.41	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(19)
10.42	Convertible Promissory Note dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(19)
10.43	Convertible Promissory Note dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(19)
10.44	Management Consulting Agreement dated December 1, 2007 between the Company, ARH Management Ltd. and Anthony Harvey.(19)
10.45	Management Consulting Agreement dated December 1, 2007 between the Company, Ainsworth-Jenkins Holdings Inc. and Benjamin Ainsworth.(19)
10.46	2007 Stock Incentive Plan.(19)
10.47	Form of Non-Qualified Stock Option Agreement between the Company and Directors and Officers.(19)
10.48	Loan Agreement dated April 1, 2008 between the Company and Anthony Harvey.(20)
10.49	Promissory Note dated April 1, 2008 between the Company and Anthony Harvey.(20)
10.50	Loan Agreement dated May 8, 2008 between the Company and Anthony Harvey.(21)
10.51	Promissory Note dated May 8, 2008 between the Company and Anthony Harvey.(21)
10.52	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Aton Select Fund Limited.(21)
10.53	Convertible Promissory Note dated May 9, 2008 between the Company and Aton Select Fund Limited.(21)
10.54	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.(21)
10.55	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.(21)
10.56	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of CDN$50,000.(21)
10.57	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey for the loan of CDN$50,000.(21)
10.58	Loan Agreement dated July 7, 2008 between the Company and Anthony Harvey for the loan of CDN $25,000.(22)
10.59	Promissory Note dated July 7, 2008 between the Company and Anthony Harvey for the loan of CDN $25,000.(22)
10.60	Fourth Amendment to Loan Agreement dated January 13, 2009 between the Company and Aton Ventures Fund Ltd.(23)
10.61	Convertible Promissory Note dated January 13, 2009 between the Company and Aton Ventures Fund Ltd.(23)
10.62	Fourth Amendment to Loan Agreement dated January 13, 2009 between the Company and Asset Protection Fund Ltd.(23)
10.63	Convertible Promissory Note dated January 13, 2009 between the Company and Asset Protection Fund Ltd.(23)
10.64	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 USD.(23)
10.65	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 USD.(23)

Exhibit
Number	Description of Exhibit
10.66	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(23)
10.67	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(23)
10.68	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(23)
10.69	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(23)
10.70	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Aton Ventures Fund Ltd.(25)
10.71	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Silver BF Energy Ventures Sdn. Bhd.(25)
10.72	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Asset Protection Fund Ltd.(25)
10.73	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Barroco Foundation.(25)
10.74	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Aton Select Fund Limited.(25)
10.75	2009 Stock Option Plan.(26)
10.76	Form of Non-Qualified Stock Option Agreement between Canyon Copper Corp. and Directors and Officers.(26)
14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(2)
99.2	Disclosure Committee Charter.(2)

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 26, 2000.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on June 17, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 23, 2005.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(11)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 22, 2006.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 15, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 7, 2006.
(14)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2006.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.
(17)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 21, 2007.
(18)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 28, 2007.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 6, 2007.

(20)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 7, 2008.
(21)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on May 15, 2008.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 11, 2008.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 20, 2009.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 19, 2009.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 6, 2009.
(26)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 24, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON COPPER CORP.

Dated:	April 16, 2010	By:	/s/ Anthony R. Harvey
ANTHONY R. HARVEY
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated:	April 16, 2010	By:	/s/ Kurt Bordian
KURT BORDIAN
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial
Officer)