Form 10-K
period 2010-06-30
CANYON COPPER CORP.
filed 2010-09-28
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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
Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,292,248, based on a closing price of $0.06 of the issuer’s common stock on December 31, 2009.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
78,390,307, as at September 21, 2010.

CANYON COPPER CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2010

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among others, general business, economic, competitive, political and social uncertainties; the actual results of current exploration activities; actual results of reclamation activities; conclusions of economic evaluations; changes in project parameters as plans continue to be refined; changes in labour costs or other costs of production; future mineral prices; equipment or processes to operate as anticipated; accidents, labour disputes and other risks of the mining industry, including but not limited to environmental hazards, cave-ins, pit-wall failures, flooding, rock bursts and other acts of God or unfavourable operating conditions and losses; political instability, insurrection or war; delays in obtaining governmental approvals or financing or in the completion of development or construction activities, as well as those factors discussed in the section titled "Item 1A. Risk Factors" in this Annual Report.

Forward looking statement are based on a number of material factors and assumptions, including the results of exploration and drilling activities, the availability and final receipt of required approvals, licenses and permits, that sufficient working capital is available to complete proposed exploration and drilling activities, that contracted parties provide goods and/or services on the agreed time frames, the equipment necessary for exploration is available as scheduled and does not incur unforeseen break downs, that no labour shortages or delays are incurred and that no unusual geological or technical problems occur. While the Company considers these assumptions may be reasonable based on information currently available to it, they may prove to be incorrect. Actual results may vary from such forward-looking information for a variety of reasons, including but not limited to risks and uncertainties disclosed in the section titled “Item 1A. Risk Factors” in this Annual Report.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES

This Annual Report uses the terms “measured”, “indicated” and “inferred” “resource” in accordance with National Instrument 43-101 – Standards of Disclosure for Mineral Projects, as required by Canadian securities regulatory authorities. We advise U.S. investors that while these terms are recognized and required by Canadian regulations, the SEC does not recognize them. “Inferred resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an “inferred mineral resource” will ever be upgraded to a higher category. Under Canadian rules, estimates of “inferred mineral resources” may not form the basis of a feasibility study or prefeasibility studies, except in rare cases. The SEC normally only permits issuers to report mineralization that does not constitute “reserves” as in-place tonnage and grade without reference to unit measurements. U.S. investors are cautioned not to assume that any part or all of a measured, indicated or inferred resource exists or its economically or legally mineable.

As used in this Annual Report, the terms “we,” “us,” “our,” “Canyon Copper,” and the “Company” refer to Canyon Copper Corp., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

PART I

ITEM 1.             BUSINESS.

OVERVIEW

We were incorporated on January 21, 2000 under the laws of the State of Nevada.

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We currently hold 100% title in two major claim blocks comprising a total of 1,293 mineral claims, covering approximately 25,860 acres located in Mineral County, Nevada (the “New York Canyon Claims”). We also hold 21 patented mineral claims covering an area of approximately 420 acres, located within the vicinity of the New York Canyon Claims area. We collectively refer to the New York Canyon Claims and the patented claims as the “New York Canyon Project.”

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

RECENT CORPORATE DEVELOPMENTS

Since the filing of our Quarterly Report for the fiscal quarter ended March 31, 2010 with the SEC on April 14, 2010, we experienced the following significant corporate developments:

1.

On August 5, 2010, we entered into a purchase agreement with ESO Uranium Corp. (“ESO”) whereby we transferred 39 mineral claims to ESO for consideration of a 2% net smelter returns royalty over any future production on the transferred claims.

2.

On August 24, 2010, we dismissed Manning Elliott LLP, as our independent public accountants. Our Board of Directors and Audit Committee approved the dismissal of Manning Elliott LLP. See “Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.”

3.

Also on August 24, 2010, we appointed Saturna Group Chartered Accountants LLP ("Saturna") as our new independent registered public accounting firm. Our Board of Directors and Audit Committee approved the engagement of Saturna. See “Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.”

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

In addition, on January 1, 2005, Nevada Sunrise entered into a lease agreement with Clifford DeGraw and Richard Markiewicz pursuant to which it obtained a seven year lease over the Mildred and Copper Queen #1 patented mineral claim. As a result of the assignment of these leases to us, we are required to pay:

(a)	$2,500 per quarter commencing on April 1, 2005 (which payments have been made);

(b)	$3,500 per quarter commencing on April 1, 2006 (which payments have been made);

(c)	$4,000 per quarter commencing on April 1, 2007 (which payments have been made);

(d)	$5,000 per quarter commencing on April 1, 2008 (which payments have been made); and

(e)	$7,500 per quarter commencing on April 1, 2009 (which payments have been made to date).

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

Federal Claim Maintenance Fees

In order to maintain our New York Canyon Project claims each year we must pay a maintenance fee of $140 per claim to the Nevada State Office of the Bureau of Land Management and on November 1 of each year we must file an affidavit and Notice of Intent to Hold the claims in Mineral County. We have paid the required maintenance fees and filed the affidavits required in order to extend the claims to August 31, 2011.

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

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which will require us to obtain financing. We recorded a net loss of $1,057,292 for the year ended June 30, 2010 and have an accumulated deficit of $20,985,487 since inception. As at June 30, 2010, we had cash of $252,918 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $942,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek financing to meet our planned expenditures.

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

As noted in the financial statements that are included with this report, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. These conditions, as indicated in our audit report included in this Annual Report on Form 10-K for the year ended June 30, 2010, raise substantial doubt as to our ability to continue as a going concern. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

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

In order to maintain our rights to the New York Canyon Project, we will be required to make annual filings with federal and state regulatory authorities. Currently the amount of these fees is approximately $195,000; however, these maintenance fees are subject to adjustment. In addition, we may be required by federal and/or state legislation or regulations to complete minimum annual amounts of mineral exploration work on the New York Canyon Project. A failure by us to meet the annual maintenance requirements under federal and state laws could cause our rights to the New York Canyon Project to lapse.

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

We currently do not own any real property. We currently hold 100% title in two major claim blocks comprising a total of 1,293 mineral claims, covering approximately 25,860 acres in Mineral County, Nevada (the “New York Canyon Claims”). We also hold 21 patented mineral claims covering an area of approximately 420 acres, located within the vicinity of the New York Canyon Claims area. We collectively refer to the New York Canyon Claims and the patented mineral claims as the “New York Canyon Project.”

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

Our New York Canyon Claims consist of two major claim blocks covering a total of 1,293 mineral claims, covering approximately 25,860 acres located in Mineral County, Nevada. We refer to the first block of claims as the "Copper Queen Claims,” and the second contiguous block of claims as the "Longshot Ridge Claims.” Further, we hold 21 patented mineral claims covering an area of approximately 420 acres, located within the vicinity of the New York Canyon Claims.

Figure 1 – New York Canyon Property

Qal
Kgr
Tvi
Tr l
Power Line
Buffington Springs
361
Soda Spring Valley
J Tr j
Copper Queen
Champion
Longshot Ridge
Jd
Luning
Qpl
95
New York Canyon
CANADA
Vancouver
NEVADA
Reno
Denver
Toronto
UNITED STATES
Reno
QUATERNARY
Qal
Alluvial deposits
Qpl
Playa deposits
TERTIARY
Tvi
Andesite flows and breccias
CRETACEOUS
Kgr
Quartz monzonite and granodiorite
JURASSIC
Jd
Dunlap Fm
Sandstone, volcanics and conglomerate
JURASSIC & TRIASSIC
J Tr j
Gabbs and Sunrise Fm
Intercalated shale and limestone
TRIASSIC
Tr l
Luning Fm
Limestone, dolomite and shale
Contacts
Faults
Thrust Faults
U.S. Highway
Paved roads
New York Canyon Claim Block
Targets

N
0 1 2 3 4 kilometers
0 1 2 3 4 miles

BK EXPLORATION ASSOC.

NEW YORK CANYON PROJECT
Mineral County, Nevada USA

LOCATION AND REGIONAL GEOLOGY OF EASTERN MINERAL COUNTY, NEVADA, USA

July 31, 2008

Figure 1

Location and Access, Climate, Local Resources, and Physiography

The New York Canyon Project is approximately five miles east of Luning and 30 miles east of Hawthorne, the seat of Mineral County, in the sparsely populated westcentral part of Nevada. The largest full-service city with daily commercial air flights to most major American cities is Reno, located 169 miles north-northwest of the New York Canyon Project via paved highway US95. Access to the Project from Hawthorne is via paved highway US95 for 25 miles to Luning and then by 5 miles of all-weather gravel road.

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

During the past twenty years, a number of mines have operated in this part of Nevada, mostly gold and silver mines with some by-product base metals. As a result, the community contains a small pool of experienced labor sufficient for the needs of many short-term mining operations.

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

Canadian National Instrument 43-101 Mineral Resource Estimate

We completed a Canadian National Instrument 43-101 mineral resource estimate (mineralized material under SEC Industry Guide 7) on the Longshot Ridge copper skarn deposit at the New York Canyon Project. The resource estimate was completed by Gary Giroux, P. Eng., of Giroux Consultants Ltd., using industry standard methods that conform with Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) Definition Standards on Mineral Resources and Mineral Reserves referred to in National Instrument 43-101 - Standards of Disclosure for Mineral Projects. A copy of the National Instrument 43-101 Technical Report is available on SEDAR at www.sedar.com.

The mineral resource estimate is based on 58 historical drill holes and 38 drill holes completed by the Company during the period from 2004 to 2005. This data was complemented with samples from 34 surface trenches and road cuts obtained from Longshot Ridge by previous exploration operators. The mineral resource estimate did not incorporate a further 33 drill holes (7 HQ diamond drill holes and 26 reverse circular holes) completed by the Company in 2006. Our consulting geologists have recommended that the 2006 drilling program be re-assayed prior to being incorporated into a mineral resource estimate.

Using CIM definition standards, at a cut off grade of 0.20% Cu, total indicated resources of 16,250,000 tons at an average grade of 0.43% Cu and inferred resources of 2,900,000 tons at an average grade of 0.31% of Cu. Cautionary Note to U.S. Investors. Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above concerning the difference between “resources” and “reserves”.

Current Exploration Program

Due to insufficient financing, we did not conduct any exploration work on our New York Canyon Project during the year ended June 30, 2010. Our exploration program for the New York Canyon Project involves the following:

-	Re-analysis of 2006 Longshot Ridge drill pulps, duplicate samples, blank samples and standards by an independent laboratory to determine the correct copper values;
-	Acquiring representative mineralized material at Longshot Ridge for metallurgical testwork samples to determine the optimal copper beneficiation process;
-	Initiate environmental base line studies for permitting advanced exploration.

We anticipate this exploration program will cost approximately $600,000. Our ability to complete our exploration program of the New York Canyon Project is subject to our obtaining substantial financing, of which there is no assurance.

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

MARKET INFORMATION

Quotations for our common stock are currently on the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol "CNYC." The following is the high and low bid information for our common stock during each fiscal quarter of our last two fiscal years.

FISCAL QUARTER	HIGH ($)	LOW ($)
1st Quarter 2009	0.45	0.12
2nd Quarter 2009	0.18	0.01
3rd Quarter 2009	0.04	0.015
4th Quarter 2009	0.10	0.015
1st Quarter 2010	0.2	0.05
2nd Quarter 2010	0.10	0.05
3rd Quarter 2010	0.085	0.03
4th Quarter 2010	0.03	0.03

The above quotations have been adjusted to reflect our 1-for-3 reverse stock split effective May 15, 2009. Quotations entered on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS OF OUR COMMON STOCK

As of September 21, 2010, we had 89 registered stockholders holding 78,390,307 of our issued and outstanding common stock.

DIVIDENDS

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. Our governing statutes, Chapter 78 of the Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	We would not be able to pay our debts as they become due in the usual course of business; or

(b)

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

All unregistered sales of our equity securities made during the fiscal year ended June 30, 2010 have been previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Over the next twelve months, our plan of operation is to re-analyze the 2006 Longshot Ridge drill pulps and to initiate environmental base line studies, which will permit us to conduct advanced exploration if warranted. In order to implement our exploration program and to continue our operations, we anticipate that we will require the following:

ITEM AND ACTIVITY	12 Month Total Budget
LAND STATUS
2011 - 2012 unpatented claim maintenance fees	$ 195,000
Monthly Payments – Patented Claims	72,000
EXPLORATION PROGRAM
Re-assay 2006 Longshot Ridge drill pulps	180,000
Metallurgical sampling and testing	125,000
Environmental base line study work	85,000
Geological mapping	30,000
Filed supplies and support	30,000
Management fee	50,000
Contingency	55,000
GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	120,000
TOTAL	$ 942,000

As at June 30, 2010, we had cash of $252,918 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $942,000. We do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek financing to meet our planned expenditures. However, there is no assurance we will be successful in raising the necessary funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended June 30
			Percentage
	2010	2009	Increase / Decrease
Revenue	$-	$-	n/a
Operating Expenses	(1,056,103)	(588,020)	79.6%
Other Income (Expense)	(1,169)	(2,263,723)	(99.9)%
Net Loss	$(1,057,272)	$(2,851,743)	(62.9)%

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

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended June 30
			Percentage
	2010	2009	Increase / Decrease
Operating expenses:
Foreign exchange loss (gain)	$29,448	$(39,133)	175.3%
General and administrative	716,684	370,402	93.5%
Mineral exploration costs	309,971	256,751	20.7%
Sub-total	$1,056,103	$588,020	79.6%
Other (income) expenses:
Accretion of discounts on convertible debt	$-	$241,193	(100)%
Gain on change in fair values of derivative	-	(327,389)	(100)%
liability
Interest expense	1,169	105,218	(98.9)%
Debt conversion expense	-	2,010,076	(100)%
Loss of extinguishments of debt	-	252,454	(100)%
Recovery on investment securities	-	(14,809)	(100)%
Gain on write-off of accounts payable	-	(3,020)	(100)%
Sub-total	$1,169	$2,263,723	(99.9)%
Total Expenses	$1,057,272	$2,851,743	(62.9)%

Our operating expenses increased from $588,020, during the year ended June 30, 2009, to $1,056,103, during the year ended June 30, 2010. The increase in our operating expenses is due to increases in general and administrative expenses, mineral exploration expenses and foreign exchange loss.

General and administration expenses primarily consisted of: (i) consulting fees incurred for services provided by our executive officers; (ii) stock based compensation expenses; and (iii) legal and accounting fees in connection with meeting our ongoing reporting requirements under the Exchange Act. The significant increase in general and administrative expenses in fiscal 2010 is due to the fact that we recorded a stock-based compensation of $362,614.

Mineral exploration costs consisted of annual payments to maintain the New York Canyon Project in good standing, mineral lease payments and consulting fees in connection with our New York Canyon Project.

The decrease in our net loss is primarily a result of the fact that we experienced a debt conversion expense of $2,010,076 in fiscal 2009. The debt conversion expense is related to the issuance of 19,637,947 units to settle an outstanding indebtedness of $785,518.

We anticipate that our expenses will increase over the next twelve months due to our ongoing planned exploration activities on the New York Canyon Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At June 30, 2010	At June 30, 2009	Increase / Decrease
Current Assets	$256,918	$427,896	(40.0)%
Current Liabilities	(437,523)	(539,492)	(18.9)%
Working Capital Deficit	$(180,605)	$(111,596)	61.8%

Cash Flows
	Year Ended	Year Ended
	June 30, 2010	June 30, 2009
Cash Flows used in Operating Activities	$(709,687)	$(665,989)
Cash Flows used in Investing Activities	-	14,809
Cash Flows provided by Financing Activities	535,489	1,062,716
Net Increase (decrease) in Cash During the Year	$(174,198)	$411,536

The increase in our working capital deficit from $111,596, as at June 30, 2009, to $180,605, as at June 30, 2010, was primarily a result of an a decrease in cash in order to meet ongoing operating expenses and to decrease our accounts payable and liabilities.

During the year ended June 30, 2010, we completed the following equity financings:

(a)	On August 10, 2009, we issued 12,850,000 shares of our common stock for proceeds of $514,000; and

(b)	On August 31, 2009, we issued 1,375,000 shares of our common stock for proceeds of $55,000.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain financing. We recorded a net loss of $1,057,272 for the year ended June 30, 2010 and have an accumulated deficit of $20,985,487 since inception. As at June 30, 2010, we had cash of $252,918 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $942,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek financing to meet our planned expenditures. There is no assurance that we will be able to obtain financing in the future.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to our audited financial statements included in this Annual Report for the year ended June 30, 2010.

Mineral Property Costs

We have been in the exploration stage since our inception on January 21, 2000 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. We assess the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment” at each fiscal quarter end. When we have been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-Lived Assets

In accordance with ASC 360, “Property Plant and Equipment”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Stock-Based Compensation

We record stock-based compensation in accordance with ASC 718, “Compensation – Stock Based Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by our stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

1.	Report of Independent Registered Public Accounting Firm (Saturna Group Chartered Accountants LLP);

2.	Report of Independent Registered Public Accounting Firm (Manning Elliott LLP);

3.	Balance Sheets as at June 30, 2010 and 2009;

4.	Statements of Operations for the years ended June 30, 2010 and 2009 and accumulated from inception to June 30, 2010;

5.	Statements of Cash Flows for the years ended June 30, 2010 and 2009 and accumulated from inception to June 30, 2010;

6.	Statement of Stockholders’ Equity (Deficit) for the period from inception to June 30, 2010; and

7.	Notes to the Financial Statements.

Canyon Copper Corp.
(An Exploration Stage Company)
June 30, 2010
(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Canyon Copper Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Canyon Copper Corp. (An Exploration Stage Company) as of June 30, 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and accumulated from July 1, 2009 to June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010, and the results of its operations and its cash flows for the year then ended and accumulated from July 1, 2009 to June 30, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues, has a working capital deficit, and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

September 24, 2010

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors
of Canyon Copper Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Canyon Copper Corp. (An Exploration Stage Company) as of June 30, 2009 and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from January 21, 2000 (Date of Inception) to June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canyon Copper Corp. (An Exploration Stage Company), as of June 30, 2009 and the results of its operations and its cash flows for the years then ended and accumulated for the period from January 21, 2000 (Date of Inception) to June 30, 2009, in conformity with generally accepted accounting principles used in the United States.

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 22, 2009

Canyon Copper Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	June 30,	June 30,
	2010	2009
	$	$
ASSETS
Current Assets
Cash	252,918	427,116
Prepaid expenses and deposits	3,351	780
Total Assets	256,269	427,896

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 5)	142,655	257,864
Accrued liabilities (Note 4)	2,288	24,295
Due to related parties (Note 5)	292,580	257,333
Total Liabilities	437,523	539,492
Nature of Operations and Continuance of Business (Note 1)
Contingent Liability (Note 10)
Subsequent Event (Note 13)
Stockholders’ Deficit
Preferred stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 500,000 shares	5	5
Common stock Authorized: 166,666,666 shares, par value $0.00001 Issued and outstanding: 78,390,080 shares (2009 – 64,165,080 shares)	784	642
Additional paid-in capital	20,803,444	19,871,972
Stock subscriptions receivable	–	(56,000)
Deficit accumulated during the exploration stage	(20,985,487)	(19,928,215)
Total Stockholders’ Deficit	(181,254)	(111,596)
Total Liabilities and Stockholders’ Deficit	256,269	427,896

(The accompanying notes are an integral part of these financial statements)

Canyon Copper Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

			Accumulated from
			January 21, 2000
	Year Ended		(date of inception)
	June 30,		to June 30,
	2010	2009	2010
	$	$	$

Revenue	–	–	–

Operating Expenses

Depreciation	–	–	5,540
Foreign exchange loss (gain)	29,448	(39,133)	(24,481)
General and administrative (Note 5)	716,684	370,402	9,469,394
Impairment of mineral property costs	–	–	2,759,130
Impairment of property and equipment	–	–	10,811
Mineral exploration costs (Note 5)	309,971	256,751	4,925,473

Total Operating Expenses	1,056,103	588,020	17,145,867

Operating Loss	(1,056,103)	(588,020)	(17,145,867)

Other Income (Expense)

Accretion of discounts on convertible debt	–	(241,193)	(799,963)
Debt conversion expense	–	(2,010,076)	(2,010,076)
Gain on change in fair values of derivative liability	–	327,389	432,715
Gain on settlement of related party debt	–	–	(2,871)
Gain on write-off of accounts payable	–	3,020	3,020
Interest expense	(1,169)	(105,218)	(338,744)
Loss on extinguishment of debt	–	(252,454)	(252,454)
Loss on sale of investment securities	–	–	(411,430)
Recovery (impairment) of investment securities	–	14,809	(459,817)

Total Other Income (Expense)	(1,169)	(2,263,723)	(3,839,620)

Net Loss	(1,057,272)	(2,851,743)	(20,985,487)

Net Loss Per Share, Basic and Diluted	(0.01)	(0.11)

Weighted Average Shares Outstanding	76,717,000	25,513,000

(The accompanying notes are an integral part of these financial statements)

Canyon Copper Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2010
(Expressed in U.S. dollars)

									Defict
								Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Stock	Other	During the
		Par		Par	Paid-in	Stock	Subscriptions	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Receivable	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$	$

Balance, January 21, 2000 (date of inception)	–	–	–	–	–	–	–	–	–	–

Issuance of stock for services and payment of advances for $0.006 per share	–	–	46,000,000	460	274,540	–	–	–	–	275,000

Net loss for the period	–	–	–	–	–	–	–	–	(290,820)	(290,820)

Balance – June 30, 2000	–	–	46,000,000	460	274,540	–	–	–	(290,820)	(15,820)

Net loss for the year	–	–	–	–	–	–	–	–	(11,766)	(11,766)

Balance, June 30, 2001	–	–	46,000,000	460	274,540	–	–	–	(302,586)	(27,586)

Issuance of stock for cash at $0.011 per share	–	–	6,844,938	68	74,333	–	–	–	–	74,401

Net loss for the year	–	–	–	–	–	–	–	–	(43,817)	(43,817)

Balance, June 30, 2002	–	–	52,844,938	528	348,873	–	–	–	(346,403)	2,998

Net loss for the year	–	–	–	–	–	–	–	–	(17,713)	(17,713)

Balance, June 30, 2003	–	–	52,844,938	528	348,873	–	–	–	(364,116)	(14,715)

Cancellation of stock owned by a director	–	–	(29,333,333)	(293)	293	–	–	–	–	–

Conversion of debentures	–	–	–	–	–	902,126	–	–	–	902,126

Issuance of stock for cash at $4.50 per share	–	–	233,333	2	1,049,998	–	–	–	–	1,050,000

Stock issuance costs	–	–	–	–	(105,000)	–	–	–	–	(105,000)

Net loss for the year	–	–	–	–	–	–	–	–	(1,601,036)	(1,601,036)

Balance, June 30, 2004	–	–	23,744,938	237	1,294,164	902,126	–	–	(1,965,152)	231,375

(The accompanying notes are an integral part of these financial statements)

Canyon Copper Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2010
(Expressed in U.S. dollars)

									Deficit
								Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Stock	Other	During the
		Par		Par	Paid-in	Stock	Subscriptions	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Receivable	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$	$

Balance, June 30, 2004	–	–	23,744,938	237	1,294,164	902,126	–	–	(1,965,152)	231,375

Issuance of stock for consulting services	–	–	133,333	1	761,999	–	–	–	–	762,000

Cancellation of stock issued for consulting services	–	–	(66,667)	(1)	(727,999)	–	–	–	–	(728,000)

Issuance of stock pursuant to the exercise of options	–	–	133,333	1	199,999	–	–	–	–	200,000

Issuance of stock pursuant to conversion of debentures	–	–	183,135	2	902,124	(902,126)	–	–	–	–

Issuance of stock pursuant to mineral property option agreements	–	–	470,000	5	1,876,495	–	–	–	–	1,876,500

Issuance of stock to settle related party debt	–	–	65,878	1	73,123	–	–	–	–	73,124

Cancellation of stock owned by the President of the Company	–	–	(6,666,667)	(67)	67	–	–	–	–	–

Issuance of preferred stock for investment securities	500,000	5	–	–	1,382,013	–	–	–	–	1,382,018

Unrealized loss on investment securities	–	–	–	–	–	–	–	(437,712)	–	(437,712)

Fair value of stock options granted	–	–	–	–	384,144	–	–	–	–	384,144

Intrinsic value of beneficial conversion features	–	–	–	–	180,183	–	–	–	–	180,183

Net loss for the year	–	–	–	–	–	–	–	–	(4,025,401)	(4,025,401)

Balance, June 30, 2005	500,000	5	17,997,283	179	6,326,312	–	–	(437,712)	(5,990,553)	(101,769)

(The accompanying notes are an integral part of these financial statements)

Canyon Copper Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2010
(Expressed in U.S. dollars)

									Deficit
								Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Stock	Other	During the
		Par		Par	Paid-in	Stock	Subscriptions	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Receivable	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$	$

Balance, June 30, 2005	500,000	5	17,997,283	179	6,326,312	–	–	(437,712)	(5,990,553)	(101,769)

Issuance of stock for cash at $0.75 per share	–	–	1,666,667	17	1,249,983	–	–	–	–	1,250,000

Issuance of stock for cash at $0.90 per share	–	–	500,000	5	449,995	–	–	–	–	450,000

Issuance of stock for geological data at a fair value of $1.17 per share	–	–	8,333	–	9,750	–	–	–	–	9,750

Issuance of stock to settle debt at a fair value of $1.11 per share	–	–	21,248	–	23,585	–	–	–	–	23,585

Issuance of stock for cash at $1.20 per share	–	–	1,491,667	15	1,789,985	–	–	–	–	1,790,000

Share issuance costs	–	–	–	–	(222,668)	–	–	–	–	(222,668)

Issuance of stock pursuant to a mineral property agreement	–	–	166,667	2	284,998	–	–	–	–	285,000

Fair value of stock options granted	–	–	–	–	3,229,195	–	–	–	–	3,229,195

Issuance of stock pursuant to the exercise of stock options	–	–	50,000	1	52,499	–	–	–	–	52,500

Unrealized loss on investment securities recognized as an impairment loss	–	–	–	–	–	–	–	437,712	–	437,712

Net loss for the year	–	–	–	–	–	–	–	–	(7,692,137)	(7,692,137)

Balance, June 30, 2006	500,000	5	21,901,865	219	13,193,634	–	–	–	(13,682,690)	(488,832)

(The accompanying notes are an integral part of these financial statements)

Canyon Copper Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2010
(Expressed in U.S. dollars)

									Deficit
								Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Stock	Other	During the
		Par		Par	Paid-in	Stock	Subscriptions	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Receivable	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$	$

Balance, June 30, 2006	500,000	5	21,901,865	219	13,193,634	–	–	–	(13,682,690)	(488,832)

Issuance of stock for cash at $0.75 per share	–	–	865,333	9	648,991	–	–	–	–	649,000

Issuance of stock for cash at $0.90 per share	–	–	55,556	1	49,999	–	–	–	–	50,000

Issuance of shares pursuant to mineral property agreement	–	–	171,667	2	172,948	–	–	–	–	172,950

Issuance of shares to settle debt	–	–	133,333	1	99,999	–	–	–	–	100,000

Issuance of shares to settle related party debt	–	–	7,067	–	5,300	–	–	–	–	5,300

Issuance of shares to settle convertible debentures	–	–	458,979	5	344,229	–	–	–	–	344,234

Intrinsic value of beneficial conversion features	–	–	–	–	254,749	–	–	–	–	254,749

Net loss for the year	–	–	–	–	–	–	–	–	(2,177,278)	(2,177,278)

Balance, June 30, 2007	500,000	5	23,593,800	237	14,768,849	–	–	–	(15,859,968)	(1,089,877)

Issuance of stock for cash at $0.75 per share	–	–	400,000	4	299,996	–	–	–	–	300,000

Fair value of stock options granted	–	–	–	–	578,932	–	–	–	–	578,932

Net loss for the year	–	–	–	–	–	–	–	–	(1,216,504)	(1,216,504)

Balance, June 30, 2008	500,000	5	23,993,800	241	15,647,777	–	–	–	(17,076,472)	(1,427,449)

(The accompanying notes are an integral part of these financial statements)

Canyon Copper Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2010
(Expressed in U.S. dollars)

									Deficit
								Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Stock	Other	During the
		Par		Par	Paid-in	Stock	Subscriptions	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Receivable	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$	$

Balance, June 30, 2008	500,000	5	23,993,800	241	15,647,777	–	–	–	(17,076,472)	(1,427,449)

Issuance of stock for cash at $0.30 per share	–	–	1,633,333	16	489,984	–	–	–	–	490,000

Issuance of stock for cash at $0.04 per share	–	–	18,900,000	189	755,811	–	(56,000)	–	–	700,000

Share issuance costs	–	–	–	–	(2,767)	–	–	–	–	(2,767)

Issuance of shares to settle convertible debentures	–	–	19,637,947	196	2,980,167	–	–	–	–	2,980,363

Net loss for the year	–	–	–	–	–	–	–	–	(2,851,743)	(2,851,743)

Balance, June 30, 2009	500,000	5	64,165,080	642	19,871,972	–	(56,000)	–	(19,928,215)	(111,596)

Issuance of stock for cash at $0.04 per share	–	–	14,225,000	142	568,858	–	–	–	–	569,000

Fair value of stock options granted	–	–	–	–	362,614	–	–	–	–	362,614

Subscriptions received	–	–	–	–	–	–	56,000	–	–	56,000

Net loss for the year	–	–	–	–	–	–	–	–	(1,057,272)	(1,057,272)

Balance, June 30, 2010	500,000	5	78,390,080	784	20,803,444	–	–	–	(20,985,487)	(181,254)

(The accompanying notes are an integral part of these financial statements)

Canyon Copper Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

			Accumulated from
			January 21, 2000
	Year Ended		(date of inception)
	June 30,		to June 30,
	2010	2009	2010
	$	$	$
Operating Activities

Net loss	(1,057,272)	(2,851,743)	(20,985,487)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of discounts on convertible debt	–	241,193	799,963
Amortization of deferred financing costs	–	–	27,475
Bad debts	–	–	3,000
Depreciation	–	–	5,540
Foreign exchange translation loss on debt	–	(9,156)	(32,195)
Gain on change in fair values of derivative liability	–	(327,389)	(432,715)
Gain on recovery of accounts payable	–	(3,020)	(3,020)
Impairment of mineral property costs	–	–	2,747,630
Impairment of property and equipment	–	–	10,811
Loss on conversion of debt	–	2,010,076	2,010,076
Loss on extinguishment of debt	–	252,454	252,454
Loss on sale of investment securities	–	–	411,430
Loss on settlement of related party debt	–	–	2,871
Recovery (impairment) of investment securities	–	(14,809)	564,223
Stock-based compensation	362,614	–	4,872,104

Changes in operating assets and liabilities:

Amount receivable	–	–	(3,000)
Prepaid expenses and deposits	(2,571)	9,655	(3,351)
Accounts payable and accrued liabilities	(137,216)	(70,118)	390,016
Due to related parties	124,758	96,868	478,376

Net Cash Used in Operating Activities	(709,687)	(665,989)	(8,883,799)

Investing Activities

Proceeds received on sale of investment securities	–	14,809	432,060
Acquisition of mineral properties	–	–	(413,138)
Purchase of property and equipment	–	–	(16,351)

Net Cash Provided by Investing Activities	–	14,809	2,571

Financing Activities

Advances from related party	–	24,575	147,019
Proceeds from issuance of notes and loans payable	–	–	448,363
Proceeds from issuance of convertible debentures	–	–	1,684,655
Repayment of notes payable	(89,511)	–	(319,792)
Repayment of convertible debentures	–	(149,092)	(149,092)
Debt financing costs	–	–	(250,143)
Proceeds from share subscriptions and issuance of common stock	625,000	1,187,233	7,573,136

Net Cash Provided by Financing Activities	535,489	1,062,716	9,134,146

Increase (Decrease) in Cash	(174,198)	411,536	252,918

Cash, Beginning of Period	427,116	15,580	–

Cash, End of Period	252,918	427,116	252,918

Supplementary Cash Flow Information (Note 12)

(The accompanying notes are an integral part of these financial statements)

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2010
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Canyon Copper Corp., (the “Company”), was incorporated in the State of Nevada, U.S.A. on January 21, 2000 under the name Aberdene Mines Limited. On August 7, 2006, the Company changed its name to Canyon Copper Corp. The Company is an exploration stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”. The Company’s principal business plan is to acquire, explore and develop mineral properties and ultimately seek earnings by exploiting mineral claims.

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raising sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As at June 30, 2010, the Company has not generated any revenue, has a working capital deficit of $181,254, and has accumulated losses of $20,985,487 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan for the next twelve months is to continue initial exploration activities on the New York Canyon Project in Nevada. The agreements pursuant to which the Company acquired its interests in the New York Canyon Project provide for a series of cash payments and annual filing maintenance costs. If the Company fails to make such payments or expenditures in a timely fashion, it may lose its interest in those properties. As at June 30, 2010, the Company had cash of $252,918 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $942,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is June 30.

	b)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets, mineral property costs, valuation of convertible debt, derivative liabilities, asset retirement obligations, stock-based compensation, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2010
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

The Company has been in the exploration stage since its inception on January 21, 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	f)	Long-Lived Assets

In accordance with ASC 360, “Property Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	g)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, “Asset Retirement and Environmental Obligations” which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets.

	h)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2010
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	h)	Income Taxes (continued)

As of June 30, 2010 and 2009, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2006 to 2009. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended June 30, 2010 and 2009, there were no charges for interest or penalties.

	i)	Foreign Currency Translation

The functional and reporting currency of the Company is the United States dollar. Occasional transactions may occur in a foreign currency and the Company has adopted ASC 740, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	j)	Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2010
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	k)	Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2010 and 2009, the Company had no items that represent comprehensive income or loss.

	l)	Loss Per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As a June 30, 2010, the Company had 15,943,973 (2009 - 13,043,972) dilutive potential shares outstanding.

	m)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Based Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

	n)	Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, “Generally Accepted Accounting Principles” as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have an impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2010
(Expressed in U.S. dollars)

3.	Mineral Properties

a)

The Company owns a 100% interest, subject to a 2% net smelter royalty, in the New York Canyon Copper Project located in Mineral County, Nevada. The Company acquired its interest by making cash payments of $460,000, issuing 2,000,000 shares at a fair value of $1,495,000, and incurring $2,000,000 in exploration expenditures.

In addition, the Company was assigned two lease agreements in which the Company must make quarterly lease payments. On October 9, 2004, a lease agreement was entered into with Tammy Gentry and Pat Hannigan on the Copper Queen #2 patented claim located within the overall New York Canyon property. The term of the lease is nine years. As required by the lease agreement, there was an initial payment of $1,000, with quarterly payments of $1,500 commencing October 1, 2004. The Company also has the right to purchase the claim for $50,000 at any time during the term of the lease agreement and that all quarterly payments made shall be applied to the purchase price.

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

b)

On July 21, 2004, the Company entered into a fifteen-year renewable lease agreement, which gives the Company the right of exploration for and production of minerals in eighteen mineral claims owned by the lessor. The mineral claims are located within the area of the Company’s New York Canyon Copper Project. Under the terms of the agreement, the Company must make cash payments of $25,000 on execution of the agreement (paid). On the first anniversary of the execution of the agreement, the Company must make payments to the lessor of $1,000 per month, $2,000 per month after the second anniversary and $3,000 per month after the third anniversary for as long as the lease is in effect. In addition, at six and twenty-four months after the execution of the agreement, the Company will give the lessor, respectively, 10,000 shares (issued at a fair value of $3,500 in fiscal 2005) and 15,000 shares (issued at a fair value of $7,950 in fiscal 2007) of the Company’s common stock. This agreement is subject to a Net Smelter Interest payable to two parties (1.75% Net Smelter Royalty (“NSR”) + 0.5% NSR). The 1.75% is terminated upon payments of $2,000,000; then the second party will retain 1.5% NSR which will revert to 0.5% after an additional $2,000,000 is paid.

4.	Accrued Liabilities

	2010	2009
	$	$

Interest accrued on debt	–	24,028
Professional fees and other accruals	2,288	267

	2,288	24,295

5.	Related Party Transactions

a)

As at June 30, 2010, the Company was indebted to the President of the Company for $146,144 (Cdn$155,000) (2009 - $81,713 (Cdn$95,000)). The amount due is non-interest bearing, unsecured and due on demand.

	b)	As at June 30, 2010, the Company was indebted to the Chief Executive Officer of the Company for $146,144 (2009 - $175,353), which consists of the following amounts:

		i)	$146,144(Cdn$155,000) (2009 - $85,841 (Cdn$99,800)) for management fees, which is non- interest bearing, unsecured and due on demand;

		ii)	$Nil (2009 - $21,504 (Cdn$25,000)) in advances which bear interest at 15% per annum, are unsecured and due on demand. The Company repaid the advances on July 31, 2009;

iii)

$Nil (2009 - $21,504 (Cdn$25,000)) in advances which bear interest at 15% per annum, are secured by a promissory note, and was due on January 7, 2009. On January 13, 2009, the maturity date on the notes was extended to April 7, 2010. The Company repaid the note on July 31, 2009;

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2010
(Expressed in U.S. dollars)

5.	Related Party Transactions (continued)

iv)

$Nil (2009 - $21,504 (Cdn$25,000)) in advances which bear interest at 15% per annum, are secured by a promissory note, and was due on November 8, 2009. On January 13, 2009, the maturity date on the notes was extended to February 8, 2010. The Company repaid the note on July 31, 2009; and

v)

$Nil (2009 - $25,000) in advances which bear interest at 15% per annum, are secured by a promissory note, and was due on October 1, 2008. On January 13, 2009, the maturity date on the notes was extended to January 1, 2010. The Company repaid the note on July 31, 2009.

c)	As at June 30, 2010, the Company was indebted to the Chief Financial Officer of the Company for $292 (2009 - $267) which is non-interest bearing, unsecured and due on demand.

d)

As at June 30, 2010, $10,190 (2009 - $70,190) is owed to a former Vice President of Finance of the Company and is included in accounts payable. The amount due is non-interest bearing, unsecured and due on demand.

e)	As at June 30, 2010, $nil (2009 - $6,980) is owed to a former Vice President of the Company and is included in accounts payable. The amount due is non-interest bearing, unsecured and due on demand.

f)

During the year ended June 30, 2010, the Company incurred management fees of $60,505 (2009 - $53,830), $56,898 (2009 - $51,211), and $69,300 (2009 - $88,200) to the Chief Executive Officer of the Company, President of the Company, and Chief Financial Officer, respectively.

g)

During the year ended June 30, 2010, the Company incurred geological support fees of $20,000 (2009 - $nil), office and general expenses of $20,000 (2009 - $nil), and rent of $16,956 (2009 - $15,661) to a company with common directors and officers.

h)

As at June 30, 2010, $7,071 (Cdn$7,500) (2009 - $25,807 (Cdn$30,000)) is owed to a company with common directors and officers and is included in accounts payable. The amount due is non-interest bearing, unsecured and due on demand.

6.	Convertible Debt

a)

On March 14, 2007, the Chief Executive Officer of the Company advanced $100,000 to the Company. On April 25, 2007, the Chief Executive Officer loaned the Company a further $43,007 (Cdn$50,000). This loan bears interest at a rate of 15% per annum, is unsecured and due on demand. On April 25, 2007, the Company secured these loans by issuing convertible notes. The notes were due on March 14, 2008 and April 25, 2008, respectively, and are convertible at $0.90 per unit with each unit consisting of one common share and one share purchase warrant exercisable at $1.05 per common share for a period of two years. In accordance with ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), the Company recognized the intrinsic value of the embedded beneficial conversion feature of $43,707 as additional paid-in capital and an equivalent discount which was expensed over the term of the convertible loans. During the year ended June 30, 2008, the Company recorded accretion of $35,123, increasing the carrying value of the convertible loans to their face value. On May 9, 2008, the maturity date on the notes was extended to June 14, 2009 and July 25, 2009, respectively. These modifications had no accounting impact. On June 30, 2009, the Company repaid the principal and interest to the Chief Executive Officer.

b)

On September 12, 2006, the Company entered into a convertible loan agreement with Aton Ventures Fund Ltd. (“Aton”) pursuant to which the Company received a loan of $250,000 from Aton. On September 11, 2006, the Company entered into a convertible loan agreement with Asset Protection Fund Ltd. (“APF”) pursuant to which the Company received a loan of $250,000 from APF. The Aton loan was to mature on December 12, 2006 and the APF loan was to mature on December 11, 2006. Both loans bear interest at 8% per annum and were convertible at the option of the lender at any time prior to maturity into shares of common stock at a price of $0.90 per share. In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $175,000 as additional paid-in capital and an equivalent discount which was being expensed over the term of the convertible loans.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2010
(Expressed in U.S. dollars)

6.	Convertible Debt (continued)

On November 27, 2006, the convertible loans were amended to modify the conversion privileges and the maturity date for the APF loan was extended to April 11, 2007 and the maturity date for the Aton loan was extended to April 12, 2007. The loans are convertible into units at the lesser of $0.90 per unit or the closing price of the Company’s shares on the business day preceding the date that the Company receives a notice of conversion. Each unit will consist of one share of common stock and one half of a share purchase warrant. Each whole share purchase warrant is exercisable at $1.20 per common share for a period of one year from the date of issuance. In accordance with ASC 470-20 the Company deemed the terms of the amendment to be substantially different and treated the original convertible loans extinguished and exchanged for new convertible loans. The Company determined that the conversion feature of the convertible loans met the criteria of an embedded derivative and therefore the conversion features of the loans needed to be bifurcated and accounted for as a derivative. The Company recorded accretion of the discount of $148,077 up to November 27, 2006. On November 27, 2006, the Company recognized the difference of $44,843 between the fair value of the conversion feature before and after the amendment. The Company will adjust the carrying value of the conversion feature to its fair value at each reporting date.

On April 11, 2007, the maturity date of the APF loan was extended to October 11, 2007 and on April 12, 2007 the maturity date of the Aton loan was extended to October 12, 2007. In accordance with ASC 470-20, the Company determined it should not apply extinguishment accounting as the fair value of the embedded conversion option was not greater than 10% of the carrying amount of the original debt instrument immediately prior to the modification. To October 12, 2007, the Company recorded accretion of the discount of $71,766 increasing the carrying value of the convertible loans to $500,000.

On November 30, 2007, the maturity date of the APF loan was extended to January 11, 2009 and the maturity date of the Aton loan was extended to January 12, 2009. In accordance with ASC 470-20, the Company determined it should apply extinguishment accounting as the fair value of the embedded conversion option was greater than 10% of the carrying amount of the original debt instrument immediately prior to the modification. On November 30, 2007, the Company recognized a gain of $41,201 upon extinguishment of the modified debt. In addition, the Company recognized a discount of $151,502 and increased the derivative liability to $151,502. During the year ended June 30, 2008, the Company recorded accretion of the discount of $78,996 increasing the carrying value of the convertible loans to $427,494 and recorded a gain on the change in the fair values of the derivative liabilities of $60,484, decreasing the fair value of the derivative liabilities to $91,017.

On January 13, 2009, the maturity dates of the APF loan and the Aton loan were extended to April 11, 2010 and April 12, 2010, respectively. In accordance with ASC 470-20, the Company determined it should apply extinguishment accounting as the fair value of the embedded conversion option was greater than 10% of the carrying amount of the original debt instrument immediately prior to the modification. On January 13, 2009, the Company recognized a loss of $252,454 upon extinguishment of the modified debt. In addition, the Company recognized a discount of $500,000 and increased the derivative liability to $752,454. As at June 15, 2009, the Company recorded accretion of the discount of $241,193 increasing the carrying value of the convertible loans to $168,688. The Company recorded a gain on the change in the fair values of the derivative liabilities of $236,372, decreasing the fair value of the derivative liabilities to $516,082 on June 15, 2009.

On June 15, 2009, the Company entered into a Debt Settlement Agreement with Aton and APF, whereby the terms of the loans were amended. Upon their election to participate and pursuant to the agreement, the conversion price for the loans was amended to $0.04 per unit. Each unit consists of one share of common stock and one half of a share purchase warrant. Each whole share purchase warrant is exercisable at $0.06 per common share for a period of two years from the date of issuance. On June 30, 2009, the Company issued 15,629,454 units upon the conversion of principal of $500,000 and accrued interest of $125,178. The Company recognized an expense of $1,463,437 equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms as a result of the amendment.

c)

On March 20, 2007, the Company received a loan of $120,000 from Aton Select Fund Limited. The loan bears interest at a rate of 15% per annum, was unsecured and due on demand. On April 25, 2007, the Company secured this loan by issuing a convertible note. The note is due on March 20, 2008 and is convertible at $0.90 per unit with each unit to consist of one common share and one share purchase warrant exercisable at $1.05 per common shares for a period of two years. In accordance with ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $36,041 as additional paid-in capital and an equivalent discount which was expensed over the term of the convertible loan. During the year ended June 30, 2008, the Company recorded accretion of the discount of $36,041 increasing the carrying value of the convertible loan to $120,000. On May 9, 2008, the maturity date on the note was extended to June 20, 2009. This modification had no accounting impact.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2010
(Expressed in U.S. dollars)

6.	Convertible Debt (continued)

On June 15, 2009, the Company entered into a Debt Settlement Agreement with Aton Select Fund Limited, whereby the terms of the loan were amended. Upon their election to participate and pursuant to the agreement, the conversion price for the loan has been amended to $0.04 per unit. Each unit consists of one share of common stock and one half of a share purchase warrant. Each whole share purchase warrant is exercisable at $0.06 per common share for a period of two years from the date of issuance. On June 30, 2009, the Company issued 4,008,493 units upon the conversion of principal of $120,000 and accrued interest of $40,340. The Company recognized an expense of $546,638 equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms as a result of the amendment.

7.	Common Stock

Stock transactions for the year ended June 30, 2010:

	a)	On August 10, 2009, the Company issued 12,850,000 shares of common stock at a price of $0.04 per share for proceeds of $514,000.

	b)	On August 31, 2009, the Company issued 1,375,000 shares of common stock at a price of $0.04 per share for proceeds of $55,000.

	c)	During the year ended June 30, 2010, the Company received $56,000 which was included in stock subscriptions receivable as at June 30, 2009.

Stock transactions for the year ended June 30, 2009:

	d)	On June 30, 2009, the Company issued 18,900,000 shares for proceeds of $756,000, of which $56,000 was receivable at June 30, 2009.

e)

On June 30, 2009, the Company issued 19,637,947 units upon conversion of three convertible loans. Each unit consisted of one share of common stock and one half of a share purchase warrant. Each whole share purchase warrant is exercisable at $0.06 per common share for a period of two years from the date of issuance.

f)

On May 15, 2009, the Company effected a one-for-three reverse stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital decreased from 500,000,000 shares of common stock to 166,666,666 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

g)

On August 18, 2008, the Company issued 1,633,333 units for proceeds of $490,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at a price of $0.36 per common share for a period of two years from the date of issuance.

8.	Stock Options

On August 21, 2009, the Board of Directors of the Company adopted the Company’s 2009 Stock Option Plan (the “2009 Plan”). A total of 7,800,000 shares of the Company’s common stock are available for issuance under the 2009 Plan. As at June 30, 2010, the Company had 3,850,000 stock options available for granting pursuant to the 2009 Plan.

On August 21, 2009, prior to the adoption of the 2009 Plan, the Board of Directors of the Company decided to suspend and/or terminate prior stock option plans in order to limit the number of shares that may be optioned by the Company as follows:

i.

suspend the granting of new options under the 2004 Non-Qualified Stock Option Plan dated June 17, 2004, as amended on April 6, 2005, (the “2004 Plan”). The Board of Directors also decided that the 2004 Plan will terminate once all existing options granted have been exercised, expired or otherwise terminated;

	ii.	terminate the 2006 Stock Incentive Plan dated April 5, 2006 as all options have expired or otherwise been terminated; and

iii.

suspend the granting of new options under the 2007 Stock Incentive Plan dated December 3, 2007 (the “2007 Plan”). The Board of Directors also decided that the 2007 Plan will terminate once all existing options granted have been exercised, expired or otherwise terminated.

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2010
(Expressed in U.S. dollars)

8.	Stock Options (continued)

On August 21, 2009, the Company issued non-qualified stock options to purchase a total of 4,100,000 shares of common stock to various employees, officers, directors and consultants of the Company, of which 3,950,000 stock options were issued pursuant to the 2009 Plan. The options were granted with an exercise price of $0.10 per share and expire on August 20, 2014. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 5 years, a risk-free rate of 2.58%, an expected volatility of 213%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.09 per option.

During the year ended June 30, 2010, the Company recorded stock-based compensation of $362,614 as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

		Weighted
		Average
		Exercise	Aggregate
	Number of	Price	Intrinsic Value
	Options	$	$

Outstanding, June 30, 2008	1,391,667	0.78

Expired	(200,000)	0.75

Outstanding, June 30, 2009	1,191,667	0.77

Granted	4,100,000	0.10
Expired	(799,999)	0.46

Outstanding and exercisable, June 30, 2010	4,491,668	0.21	–

As at June 30, 2010, the weighted average remaining contractual life of the outstanding stock options is 3.84 years.

As at June 30, 2010, the Company had no unvested options outstanding.

9.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$

Balance, June 30, 2008	455,556	0.94

Issued	11,452,305	0.10
Expired	(55,556)	1.20

Balance, June 30, 2009	11,852,305	0.13

Expired	(400,000)	0.90

Balance, June 30, 2010	11,452,305	0.10

As at June 30, 2010, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date

1,633,333	0.36	August 17, 2010
9,818,972	0.06	June 30, 2011

11,452,305

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2010
(Expressed in U.S. dollars)

10.	Contingent Liability

On January 23, 2007, Focused Investor Relations Marketing Inc. commenced an action in Ontario, Canada against the Company seeking payment in the amount of $84,000 pursuant to an oral agreement. The Company believes that this action is without merit and will defend its position vigorously.

11.	Income Taxes

The Company has net operating losses carried forward of $6,486,282 available to offset taxable income in future years which expire beginning in fiscal 2020.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2010	2009
	$	$
Net loss before income taxes per financial statements	(1,057,272)	(2,851,743)
Income tax rate	35%	35%
Income tax recovery	370,045	998,110
Permanent differences and other	(126,914)	(762,774)
Change in valuation allowance	(243,131)	(235,336)
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at June 30, 2010 and 2009 are as follows:

	2010	2009
	$	$

Mineral property costs	2,689,611	2,581,121
Net operating losses carried forward	2,270,199	2,135,558
Valuation allowance	(4,959,810)	(4,716,679)

Net deferred income tax asset	–	–

As at June 30, 2010, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

12.	Supplemental Cash Flow Information

			Accumulated from
			January 21, 2000
	Year Ended		(date of inception)
	June 30,		to June 30,
	2010	2009	2010
	$	$	$

Non-cash Investing and Financing Activities:

Preferred stock issued for investment securities	–	–	1,535,575
Investment securities used to pay the finder’s fee
for the preferred stock issuance	–	–	153,557
Common stock issued to settle debt	–	2,980,363	3,528,100
Common stock issued for mineral property lease	–	–	2,334,492

Supplemental Disclosures:

Interest paid	26,729	49,650	98,850
Income taxes paid	–	–

Canyon Copper Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2010
(Expressed in U.S. dollars)

13.	Subsequent Event

On August 5, 2010, the Company entered into an agreement with a company with common directors and officers whereby it transferred 39 mineral claims for consideration of $10 and a 2% net smelter return royalty over any future production on the transferred claims.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Dismissal of Independent Registered Public Accounting Firm

On August 24, 2010, we dismissed Manning Elliott LLP (the “Former Auditor”), as our independent public accountants. Our Board of Directors and Audit Committee approved the dismissal of the Former Auditor.

The Former Auditor’s reports on our financial statements for the years ended June 30, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of our ability to continue as a going concern.

There have been no disagreements during the fiscal years ended June 30, 2009 and 2008 and the subsequent interim period up to and including the date of dismissal between us and the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Auditor, would have caused them to make reference to the subject matter of the disagreement in connection with the Former Auditor’s report for the financial statements for the past year and any subsequent interim period up to and including to the date of the Former Auditor’s dismissal.

Appointment of Independent Registered Public Accounting Firm

On August 24, 2010, we appointed Saturna Group Chartered Accountants LLP ("Saturna") as our new independent registered public accounting firm. Our Board of Directors and Audit Committee approved the engagement of Saturna.

We did not consult with Saturna during the fiscal years ended June 30, 2009 and 2008 and any subsequent interim period prior to their engagement regarding: (i) the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or advice was provided that the newly appointed accountant concluded was an important factor in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event in response to paragraph (a)(1)(iv) of Item 304 of Regulation S-K, promulgated under the Exchange Act.

ITEM 9AT.         CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.           OTHER INFORMATION.

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their respective ages and titles are as follows:

NAME OF DIRECTOR / OFFICER	AGE	POSITION
Anthony Harvey	76	Director, Chairman and Chief Executive Officer
Benjamin Ainsworth	69	Director, President And Secretary
Kurt Bordian	42	Chief Financial Officer and Treasurer
Bryan Wilson	60	Director
Milton Datsopoulos	68	Director
James E. Yates	68	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years:

Anthony Harvey (Director, Chairman, and Chief Executive Officer): On May 30, 2006, Mr. Anthony Harvey was appointed as our Chairman, Chief Executive Officer and as a member of our Board of Directors. Mr. Anthony Harvey has over 40 years of consulting experience on numerous mining projects internationally with capital costs ranging up to and exceeding $400 million. Mr. Harvey has spent 30 years working with Wright Engineers Ltd. –Fluor Daniels in various management positions, including Senior Project Manager, involved in the design and construction of 14 mines world wide on behalf of major mining corporations.

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

Mr. Wilson obtained a Bachelor of Science from the University of Waterloo in 1975. He has worked in the fields of mining exploration and development for 18 years and financial services for 12 years. He has filled various roles such as a Mining Analyst for C.M. Oliver and Dominick & Dominick Securities Inc. and as a Corporate Finance Specialist for Thames Capital. Since September 2008, Mr. Wilson has served as Director, Exploration Business Development of Centerra Gold (CG – TSX), a company engaged in the acquisition, development and production of gold properties in Central Asia, the former Soviet Union and emerging markets. Mr. Wilson previously served as President and CEO of Gee-Ten Ventures Inc. (GTV – TSX.V), a company engaged in the exploration and development of mineral projects, from February 2008 to September 2008 and as a director of Gee-Ten Ventures Inc. from February 2008 to February 2010. Since September 1999, Mr. Wilson has acted as a director of Spider Resources Inc. (SPQ-TSX.V), a junior exploration company, and was the CEO and President of Spider Resources Inc. from June 2003 to June 2005.

In addition to the companies above, Mr. Wilson also acted as CEO, President and Director of Vencan Gold Corp. (now known as Red Pine Exploration Inc. (RPX – TSX.V)), an company engaged on the exploration of various gold projects, from April 2003 to September 2005. Mr. Wilson also served as President, CEO and director of St. Genevieve Resources Ltd. (SGVL-CNSX, STGIF-OTCBB), a mining exploration and development company, from January 2003 to March 2008.

Milton Datsopoulos (Director): Mr. Datsopoulos joined our Board of Directors on July 1, 2004 and served as Chairman of the Board from April 12, 2005 to May 30, 2006. Mr. Datsopoulos is the founder of and partner in Datsopoulos, MacDonald, and Lind, P.C., a multi-disciplinary law firm located in Missoula, Montana which specializes in business, environmental, and transportation law with a U.S. and international clientele. He has served on and continues to serve as a Genutec board member and director of numerous business organizations including public and private companies, including Montana Rail Link, Leigh Resource Corporation, Montana World Trade Center, Criticare Systems Inc. (CMD – AMEX) and Healthrite Corporation.

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

James E. Yates (Director): Mr. Yates joined our Board of Directors on April 15, 2009. Mr. Yates has over twenty years experience in the mineral exploration industry and has served as a director and officer of several public mining companies. From 1982 to 1988 he was the Founder, President and Director of Hycroft Resources, which successfully brought the Crofoot Mine into production. Mr. Yates has overseen the corporate management and financing of a number of projects in North America including American Bullion Minerals, Zappa Resources, and Jersey Goldfields, having raised in excess of $20 million for mineral exploration development. Mr. Yates is currently a director of ESO Uranium Corp. (ESO – TSX.V), a mineral exploration company focused on uranium exploration, and Nevada Geothermal Power Inc. (NGP – TSX.V), a company engaged in producing geothermal electrical power from geothermal resources in the United States.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

Our audit committee currently consists of Anthony Harvey and James E. Yates. Mr. Harvey is not an independent director as he currently acts as our Chairman and Chief Executive Officer. Mr. Yates is an independent member of our Board of Directors.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, other than as described below, we believe that, during the year ended June 30, 2010, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Anthony Harvey Director, Chairman and Chief Executive Officer	None	None	None
Benjamin Ainsworth Director, President And Secretary	None	None	None
Kurt Bordian Chief Financial Officer and Treasurer	None	None	None
Bryan Wilson Director	None	None	None
Milton Datsopoulos Director	None	None	None
James E. Yates Director	None	None	None
Andrew Malim Former Director	Two	Two	None

ITEM 11.           EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal years ended June 30, 2010 and 2009:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Anthony Harvey, Director, Chairman and CEO(1)	2010 2009	60,505 53,830	- -	- -	106,131 -	- -	- -	- -	166,636 53,830
Kurt Bordian, CFO and Treasurer(2)	2010 2009	69,300 88,200	- -	- -	44,221 -	- -	- -	- -	113,521 88,200
Benjamin Ainsworth, Director, President and Secretary(3)	2010 2009	56,898 51,211	- -	- -	53,066 -	- -	- -	- -	109,964 51,211

Notes:

(1)

Mr. Harvey was appointed as our CEO, Chairman and as a member of our Board of Directors on May 30, 2006. Mr. Harvey is compensated for his services pursuant to a management consultant agreement dated December 1, 2007 among Canyon Copper, ARH Management Ltd. (“ARH”) and Mr. Harvey. Under the terms of the agreement, ARH is to be paid a consulting fee of CDN $5,000 per month.

(2)

Mr. Bordian was appointed as our Chief Financial Officer on January 6, 2006. Pursuant to the terms of a consultant agreement, we pay Mr. Bordian $3,675 per month. We also pay Mr. Bordian an additional $3,675 per month for various consulting and bookkeeping services performed by Mr. Bordian.

(3)

Mr. Ainsworth was appointed as our President on November 7, 2007. Mr. Ainsworth is compensated for his services pursuant to a management consultant agreement dated December 1, 2007 among Canyon Copper, Ainsworth-Jenkins Holdings Inc. (“AJ Holdings”) and Mr. Ainsworth. Under the terms of the agreement, AJ Holdings is to be paid a consulting fee of CDN $5,000 per month.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year ended June 30, 2010:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Anthony Harvey Director, Chairman and CEO	1,200,000 166,667	- -	- -	$0.10 $0.75	Aug 20, 2014 Dec 2, 2012
Kurt Bordian CFO and Treasurer	500,000 166,667	- -	- -	$0.10 $0.75	Aug 20, 2014 Dec 2, 2012
Benjamin Ainsworth Director, President and Secretary	600,000 166,667	- -	- -	$0.10 $0.75	Aug 20, 2014 Dec 2, 2012

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors for the fiscal year ended June 30, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrew Malim(1)	-	-	35,377	-	-	-	35,377
Bryan Wilson	-	-	26,533	-	-	-	26,533
Milton Datsopoulos	-	-	26,533	-	-	-	26,533
James E. Yates	-	-	35,377	-	-	-	35,377

Note:

(1)	On January 26, 2010, Andrew Malim resigned as a member of our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 21, 2010 by: (i) each of our directors and nominees, (ii) each of our named executive officers, and (iii) officers and directors as a group. Other than as described below, no person or group is known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock(1)
Directors and Officers
Common Stock	Anthony Harvey Director, Chairman and Chief Executive Officer	3,328,335 shares Direct and Indirect(2)	4.2%
Common Stock	Benjamin Ainsworth Director, President and Secretary	1,408,334 shares Direct(3)	1.8%
Common Stock	Kurt Bordian Chief Financial Officer and Treasurer	1,685,834 shares Direct and Indirect(4)	2.1%
Common Stock	Bryan Wilson Director	505,334 shares Direct and Indirect(5)	*
Common Stock	Milton Datsopoulos Director	2,275,000 shares Direct(6)	2.9%
Common Stock	James Yates Director	1,216,667 shares Direct and Indirect(7)	1.5%
Common Stock	All Officers and Directors as a Group (6 persons)	10,419,501 shares	12.7%
5% Stockholders
Common Stock	Aton Ventures Fund Ltd. 3076 Sir Francis Drake’s Hwy Road Town, Tortola, BVI	5,860,531 shares Direct(8)	7.3%
Common Stock	Barroco Foundation Edificio Universal 50 Calle 50 No. 102 World Panama, Republic of Panama	5,861,559 shares Direct(9)	7.3%
Common Stock	Bonefin Trust Reg Kirchstrasse 39 Vaduz, Liechtenstein FL 9490	4,450,000 shares Direct	5.7%
Common Stock	Cornucopia Holdings Limited Herrengasse 2 PO Box 562 Vaduz, Liechtenstein FL 9490	5,300,000 shares Direct	6.8%
Common Stock	Knightwall Invest Inc. 3076 Sir Francis Drakes Highway Road Town, Tortola BVI	6,250,000 shares Direct	8.0%
Common Stock	Silver BF Energy Ventures SDN BHD 16th Floor Menara MIDF 82 Jalan Raja Chulan, Kuala Lumpur Malaysia 50200	5,860,531 shares Direct(10)	7.3%
Common Stock	Centrum Bank AG Kirchstrasse 3 9490 Vaduz Principality of Liechtenstein	11,682,868 shares Direct	14.9%

Notes

*	Less than 1%.
(1)

Applicable percentage of ownership is based on 78,390,307 shares of common stock outstanding as of September 21, 2010 together with securities exercisable or convertible into shares of Common Stock within 60 days of September 21, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of September 21, 2010 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

The number of shares listed as beneficially owned by Mr. Harvey consists of: (i) 1,908,334 shares of common stock owned directly by Mr. Harvey; (ii) 53,334 shares of common stock held by Mr. Harvey’s spouse; (iii) options to purchase 166,666 shares of common stock at a price of $0.75 per share until December 2, 2012; and (iv) the option to purchase 1,200,000 shares of common stock at a price of $0.10 per share until August 20, 2014.

(3)

The number of shares listed as beneficially owned by Mr. Ainsworth consists of: (i) 641,667 shares of common stock owned directly by Mr. Ainsworth; (ii) options to purchase 166,666 shares of common stock at a price of $0.75 per share until December 2, 2012; and (iii) options to purchase 600,000 shares of common stock at a price of $0.10 per share until August 20, 2014.

(4)

The number of shares listed as beneficially owned by Mr. Bordian consists of: (i) 406,667 shares of common stock owned directly by Mr. Bordian; (ii) 612,500 shares of common stock held by Mr. Bordian’s spouse; (iii) options to purchase 166,666 shares of common stock exercisable at $0.75 per share until December 2, 2012 and (iv) the option to purchase 500,000 shares of common stock at $0.10 per share exercisable at $0.10 per share until August 20, 2014.

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

(8)

The number of shares listed as beneficially owned by Aton Ventures Fund Limited (“Aton Ventures”) consists of: (i) 3,907,021 shares of common stock directly held by Aton Ventures; and (ii) warrants to purchase 1,953,510 shares of common stock at a price of $0.06 per share until June 29, 2011.

(9)

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

EQUITY COMPENSITION PLAN INFORMATION

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as at June 30, 2010.

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2010
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	Nil
Equity Compensation Plans not approved by security holders	4,491,688	$0.21 per share	4,100,000
Total	4,491,688	$0.21 per share	4,100,000

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

As at June 30, 2010, we are indebted to Mr. Harvey, our CEO, Chairman and a member of our Board of Directors, in the principal amount of $146,144 (CDN$155,000) for unpaid consulting fees. This amount is non-interest bearing, unsecured and due on demand.

As at June 30, 2010, we are indebted to Mr. Ainsworth, our President, Secretary and a member of Board of Directors, in the amount of $146,144 (CDN$155,000) for unpaid consulting fees. This amount is non-interest bearing, unsecured and due on demand.

DIRECTOR INDEPENDENCE

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For the purpose of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). Under NASDAQ Rule 5605(a)(2), a director is not considered independent if he or she is an executive officer or employee of the corporation. Our board of directors have determined that James Yates, Bryan Wilson and Milton Datsopoulos are independent directors as defined under NASDAQ Rule 5605(a)(2). During the year ended June 2010, Mr. Yates served on the audit committee and the disclosure committee.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2010 and June 30, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2010		Year Ended June 30, 2009
	(Saturna Group)	(Manning Elliott LLP)	(Manning Elliott LLP)
Audit Fees	$10,418	$ 7,577	$39,274
Audit Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total	$10,418	$ 7,577	$39,274

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

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation.(14)

3.2	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 166,666,666 shares, par value $0.00001 per share.(24)

3.3	Bylaws.(1)

4.1	Specimen Stock Certificate.(14)

10.1	2004 Nonqualified Stock Option Plan.(4)

10.2	2006 Stock Incentive Plan dated April 5, 2006.(10)

10.3	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between the Company and Langley Park Investments PLC.(5)

10.4	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(3)

10.5	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(6)

10.6	Consulting Agreement dated April 5, 2005 between the Company and Anthony Harvey.(7)

10.7	Consulting Agreement dated August 5, 2005 between the Company and Chris Broili.(11)

10.8	Consulting Agreement dated August 10, 2005 between the Company and Mel Klohn.(11)

10.9	Consulting Agreement dated August 22, 2005 between the Company and Carlo Civelli.(11)

10.10	Consulting Agreement dated September 20, 2005 between the Company and Richard Dixon.(8)

10.11	Consulting Agreement dated September 20, 2005 between the Company and Richard Kehmeier.(8)

10.12	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(9)

10.13	Consulting Agreement dated January 19, 2006 between the Company and Mark A. Reynolds.(8)

10.14	Consulting Agreement dated February 1, 2006 between the Company and Linda Erdman.(8)

10.15	Consulting Agreement dated February 1, 2006 between the Company and Geoffrey Goodall.(8)

10.16	Consulting Agreement dated February 1, 2006 between the Company and Robert Young.(11)

10.17	Debt Settlement Agreement dated November 8, 2005 between the Company and Cameron Reynolds.(11)

10.18	Mineral Processing Research Agreement dated March 22, 2006 among the Company, Nevada Sunrise, LLC and INTOR Resources Corporation.(11)

10.19	Loan Agreement dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(12)

10.20	Loan Agreement dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(12)

10.21	Convertible Promissory Note dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(12)

10.22	Convertible Promissory Note dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(12)

10.23	Promissory Note dated August 16, 2006 between the Company and Anthony Harvey.(13)

10.24	First Amendment Loan Agreement dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(15)

10.25	First Amendment to Loan Agreement dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(15)

10.26	Convertible Promissory Note dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(15)

Exhibit
Number	Description of Exhibit

10.27	Convertible Promissory Note dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(15)

10.28	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(16)

10.29	Sponsorship Agreement dated March 29, 2007 between the Company and Union Securities Ltd.(17)

10.30	Engagement Letter dated March 29, 2007 between the Company and Union Securities Ltd.(17)

10.31	Second Amendment to Loan Agreement dated April 12, 2007 between the Company and Aton Ventures Fund Ltd.(17)

10.32	Second Amendment to Loan Agreement dated April 11, 2007 between the Company and Asset Protection Fund Ltd.(17)

10.33	Loan Agreement dated April 25, 2007 between the Company and Aton Select Fund Limited.(17)

10.34	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.(17)

10.35	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(17)

10.36	Promissory Note dated April 25, 2007 between the Company and Aton Select Fund Limited.(17)

10.37	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.(17)

10.38	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(17)

10.39	Termination Agreement dated September 25, 2007 between the Company and Mark Reynolds.(18)

10.40	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(19)

10.41	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(19)

10.42	Convertible Promissory Note dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(19)

10.43	Convertible Promissory Note dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(19)

10.44	Management Consulting Agreement dated December 1, 2007 between the Company, ARH Management Ltd. and Anthony Harvey.(19)

10.45	Management Consulting Agreement dated December 1, 2007 between the Company, Ainsworth-Jenkins Holdings Inc. and Benjamin Ainsworth.(19)

10.46	2007 Stock Incentive Plan.(19)

10.47	Form of Non-Qualified Stock Option Agreement between the Company and Directors and Officers.(19)

10.48	Loan Agreement dated April 1, 2008 between the Company and Anthony Harvey.(20)

10.49	Promissory Note dated April 1, 2008 between the Company and Anthony Harvey.(20)

10.50	Loan Agreement dated May 8, 2008 between the Company and Anthony Harvey.(21)

10.51	Promissory Note dated May 8, 2008 between the Company and Anthony Harvey.(21)

10.52	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Aton Select Fund Limited.(21)

10.53	Convertible Promissory Note dated May 9, 2008 between the Company and Aton Select Fund Limited.(21)

10.54	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.(21)

Exhibit
Number	Description of Exhibit

10.55	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.(21)

10.56	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of CDN$50,000.(21)

10.57	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey for the loan of CDN$50,000.(21)

10.58	Loan Agreement dated July 7, 2008 between the Company and Anthony Harvey for the loan of CDN $25,000.(22)

10.59	Promissory Note dated July 7, 2008 between the Company and Anthony Harvey for the loan of CDN $25,000.(22)

10.60	Fourth Amendment to Loan Agreement dated January 13, 2009 between the Company and Aton Ventures Fund Ltd.(23)

10.61	Convertible Promissory Note dated January 13, 2009 between the Company and Aton Ventures Fund Ltd.(23)

10.62	Fourth Amendment to Loan Agreement dated January 13, 2009 between the Company and Asset Protection Fund Ltd.(23)

10.63	Convertible Promissory Note dated January 13, 2009 between the Company and Asset Protection Fund Ltd.(23)

10.64	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 USD.(23)

10.65	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 USD.(23)

10.66	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(23)

10.67	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(23)

10.68	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(23)

10.69	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(23)

10.70	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Aton Ventures Fund Ltd.(25)

10.71	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Silver BF Energy Ventures Sdn. Bhd.(25)

10.72	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Asset Protection Fund Ltd.(25)

10.73	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Barroco Foundation.(25)

10.74	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Aton Select Fund Limited.(25)

10.75	2009 Stock Option Plan.(26)

10.76	Form of Non-Qualified Stock Option Agreement between Canyon Copper Corp. and Directors and Officers.(26)

10.77	Purchase and Sale Agreement dated August 5, 2010 between Canyon Copper Corp. and ESO Uranium Corp.

14.1	Code of Ethics.(2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(2)

99.2	Disclosure Committee Charter.(2)

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 26, 2000.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on June 17, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 23, 2005.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(11)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 22, 2006.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 15, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 7, 2006.
(14)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2006.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.
(17)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 21, 2007.
(18)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 28, 2007.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 6, 2007.
(20)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 7, 2008.
(21)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on May 15, 2008.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 11, 2008.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 20, 2009.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 19, 2009.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 6, 2009.
(26)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 24, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANYON COPPER CORP.

By:	/s/ Anthony Harvey
ANTHONY HARVEY
Chairman and Chief Executive Officer
Director
(Principal Executive Officer)
Date: September 27, 2010

By:	/s/ Kurt Bordian
KURT BORDIAN
Chief Financial Officer
(Principal Financial Officer)
Date: September 27, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Chairman, Chief Executive Officer and
/s/ Anthony Harvey	Director	September 27, 2010
ANTHONY HARVEY	(Principal Executive Officer)

/s/ Benjamin Ainsworth	President, Treasurer and Director	September 27, 2010
BENJAMIN AINSWORTH

/s/ Kurt Bordian	Chief Financial Officer	September 27, 2010
KURT BORDIAN	(Principal Financial Officer)

/s/ Bryan Wilson		September 27, 2010
BRYAN WILSON	Director

/s/ James Yates		September 27, 2010
JAMES YATES	Director