Form 10-Q
period 2010-09-30
CANYON COPPER CORP.
filed 2010-11-01
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to ______________

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
[x]Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes[ ] No

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
[ ] Yes[x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of October 28, 2010, the Registrant had 78,390,307 shares of common stock, par value of $0.00001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending June 30, 2011.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Canyon Copper” mean Canyon Copper Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CANYON COPPER CORP.
(An Exploration Stage Company)
September 30, 2010
(Expressed in U.S. dollars)
(unaudited)

CANYON COPPER CORP.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	September 30,	June 30,
	2010	2010
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	4,211	252,918
Prepaid expenses and deposits	3,365	3,351
Total Assets	7,576	256,269

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 4)	170,616	142,655
Accrued liabilities	7,112	2,288
Due to related parties (Note 4)	330,623	292,580
Total Liabilities	508,351	437,523
Nature of Operations and Continuance of Business (Note 1)
Contingent Liability (Note 7)
Subsequent Event (Note 8)

Stockholders’ Deficit
Preferred stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 500,000 shares	5	5
Common stock Authorized: 166,666,666 shares, par value $0.00001 Issued and outstanding: 78,390,080 shares	784	784
Additional paid-in capital	20,803,444	20,803,444
Deficit accumulated during the exploration stage	(21,305,008)	(20,985,487)
Total Stockholders’ Deficit	(500,775)	(181,254)
Total Liabilities and Stockholders’ Deficit	7,576	256,269

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	For the		January 21, 2000
	Three Months Ended		(date of inception)
	September 30,		to September 30,
	2010	2009	2010
	$	$	$

Revenue	–	–	–

Operating Expenses

Depreciation	–	–	5,540
Foreign exchange loss (gain)	10,602	27,761	(13,879)
General and administrative (Note 4)	90,914	462,272	9,560,308
Impairment of mineral property costs	–	–	2,759,130
Impairment of property and equipment	–	–	10,811
Mineral exploration costs	218,005	219,017	5,143,478

Total Operating Expenses	319,521	709,050	17,465,388

Operating Loss	(319,521)	(709,050)	(17,465,388)

Other Income (Expense)

Accretion of discounts on convertible debt	–	–	(799,963)
Debt conversion expense	–	–	(2,010,076)
Gain on change in fair values of derivative liability	–	–	432,715
Gain on settlement of related party debt	–	–	(2,871)
Gain on write-off of accounts payable	–	–	3,020
Impairment of investment securities	–	–	(459,817)
Interest expense	–	(1,169)	(338,744)
Loss on extinguishment of debt	–	–	(252,454)
Loss on sale of investment securities	–	–	(411,430)

Total Other Income (Expense)	–	(710,219)	(3,839,620)

Net Loss	(319,521)	(710,219)	(21,305,008)

Net Loss Per Share, Basic and Diluted	–	(0.01)

Weighted Average Shares Outstanding	78,390,080	71,752,000

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the
	Three Months Ended
	September 30,
	2010	2009
	$	$
Operating Activities
Net loss	(319,521)	(710,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange translation loss on debt	–	4,991
Stock-based compensation	–	362,614
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(14)	(3,953)
Accounts payable and accrued liabilities	20,013	(88,112)
Due to related parties	50,815	42,888
Net Cash Used in Operating Activities	(248,707)	(391,791)
Financing Activities
Repayment of notes payable	–	(94,502)
Proceeds from share subscriptions and issuance of common stock	–	625,000
Net Cash Provided by Financing Activities	–	530,498
Increase (Decrease) in Cash	(248,707)	138,707
Cash, Beginning of Period	252,918	427,116
Cash, End of Period	4,211	565,823
Supplemental Disclosures:
Interest paid	–	26,729
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2010
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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raising sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As at September 30, 2010, the Company has not generated any revenue, has a working capital deficit of $500,775, and has accumulated losses of $21,305,008 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan for the next twelve months is to continue initial exploration activities on the New York Canyon Project in Nevada. The agreements pursuant to which the Company acquired its interests in the New York Canyon Project provide for a series of cash payments and annual filing maintenance costs. If the Company fails to make such payments or expenditures in a timely fashion, it may lose its interest in those properties. As at September 30, 2010, the Company had cash of $4,211 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $942,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is June 30.

	b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2010, included in the Company’s Annual Report on Form 10- K filed on September 28, 2010 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2010, and the results of its operations and cash flows for the three months ended September 30, 2010 and 2009. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2010
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, asset retirement obligations, stock-based compensation, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	d)	Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2010 and 2009, the Company had no items that represent comprehensive income or loss.

	e)	Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of the applicable standard on July 1, 2010 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Mineral Properties

On August 5, 2010, the Company entered into an agreement with a company with common directors and officers, whereby the Company sold 39 mineral claims located in Mineral County, Nevada, for consideration of $10 and the retention of a 2% net smelter return royalty.

4.	Related Party Transactions

a)

As at September 30, 2010, the Company was indebted to the President of the Company for $165,161 (Cdn$170,000) (June 30, 2010 - $146,144 (Cdn$155,000)). The amount due is non-interest bearing, unsecured and due on demand.

b)

As at September 30, 2010, the Company was indebted to the Chief Executive Officer of the Company for $165,161 (Cdn$170,000) (June 30, 2010 - $146,144 (Cdn$155,000)) for management fees, which is non- interest bearing, unsecured and due on demand;

	c)	As at September 30, 2010, the Company was indebted to the Chief Financial Officer of the Company for $8,701 (June 30, 2010 - $292), which consists of the following amounts:

		i)	$301 (Cdn$310) (June 30, 2010 - $292 (Cdn$310)), which is non-interest bearing, unsecured and due on demand;

		ii)	$8,400 (June 30, 2010 - $nil) for consulting fees, which is included in accounts payable. The amount due is non-interest bearing, unsecured and due on demand.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2010
(Expressed in U.S. dollars)
(unaudited)

4.	Related Party Transactions (continued)

d)

During the three months ended September 30, 2010, the Company incurred management fees of $14,573 (2009 - $14,694), $14,573 (2009 - $13,994), and $18,480 (2009 - $17,325) to the Chief Executive Officer of the Company, President of the Company, and Chief Financial Officer, respectively.

	e)	During the three months ended September 30, 2010, the Company incurred rent of $4,298 (2009 - $4,061) to a company with common directors and officers.

f)

As at September 30, 2010, $11,658 (Cdn$12,000) (June 30, 2010 - $7,071 (Cdn$7,500)) is owed to a company with common directors and officers and is included in accounts payable. The amount due is non- interest bearing, unsecured and due on demand.

5.	Stock Options

On August 21, 2009, the Board of Directors of the Company adopted the Company’s 2009 Stock Option Plan (the “2009 Plan”). A total of 7,800,000 shares of the Company’s common stock are available for issuance under the 2009 Plan. As at September 30, 2010, the Company had 3,850,000 stock options available for granting pursuant to the 2009 Plan.

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

During the three months ended September 30, 2010, the Company recorded stock-based compensation of $nil (2009 - $362,614) as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Number of	Price	Value
	Options	$	$

Outstanding and exercisable, June 30, 2010 and September 30, 2010	4,491,668	0.21	–

As at September 30, 2010, the weighted average remaining contractual life of the outstanding stock options is 3.59 years.

6.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$

Balance, June 30, 2010	11,452,305	0.10

Expired	(1,633,333)	0.36

Balance, September 30, 2010	9,818,972	0.06

As at September 30, 2010, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date

9,818,972	0.06	June 30, 2011

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2010
(Expressed in U.S. dollars)
(unaudited)

7.	Contingent Liability

On January 23, 2007, Focused Investor Relations Marketing Inc. commenced an action in Ontario, Canada against the Company seeking payment in the amount of $84,000 pursuant to an oral agreement. The Company believes that this action is without merit and will defend its position vigorously.

8.	Subsequent Events

a)

On October 7, 2010, the Company received a loan of $50,000 from the Chief Executive Officer of the Company which bears interest at a rate of 15% per annum, is unsecured, and due on or before April 1, 2012.

b)

On October 28, 2010, the Company and its Board of Directors approved a 79-for-100 reverse stock split of the Company’s common stock effective November 24, 2010. The effects of the reverse stock split will result in a decrease of the authorized number of common shares from 166,666,666 shares to 131,666,666 shares and a decrease in the issued and outstanding common shares from 78,390,307 shares to 61,928,343 shares.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among others, general business, economic, competitive, political and social uncertainties; the actual results of current exploration activities; actual results of reclamation activities; conclusions of economic evaluations; changes in project parameters as plans continue to be refined; changes in labor costs or other costs of production; future mineral prices; equipment or processes to operate as anticipated; accidents, labor disputes and other risks of the mining industry, including but not limited to environmental hazards, cave-ins, pit-wall failures, flooding, rock bursts and other acts of God or unfavorable operating conditions and losses; political instability, insurrection or war; delays in obtaining governmental approvals or financing or in the completion of development or construction activities, as well as those factors discussed in the section titled "Part II - Item 1A. Risk Factors" in this Quarterly Report.

Forward looking statement are based on a number of material factors and assumptions, including the results of exploration and drilling activities, the availability and final receipt of required approvals, licenses and permits, that sufficient working capital is available to complete proposed exploration and drilling activities, that contracted parties provide goods and/or services on the agreed time frames, the equipment necessary for exploration is available as scheduled and does not incur unforeseen break downs, that no labor shortages or delays are incurred and that no unusual geological or technical problems occur. While the Company considers these assumptions may be reasonable based on information currently available to it, they may prove to be incorrect. Actual results may vary from such forward-looking information for a variety of reasons, including but not limited to risks and uncertainties disclosed in the section titled “Part II - Item 1A. Risk Factors” in this Quarterly Report.

We intend to discuss in our Quarterly Reports and Annual Reports any events or circumstances that occurred during the period to which such documents relate that are reasonably likely to cause actual events or circumstances to differ materially from those disclosed in this Quarterly Report. New factors emerge from time to time, and it is not possible for management to predict all of such factors and to assess in advance the impact of each such factor on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forwarding looking statement.

We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the "Exchange Act").

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

RECENT CORPORATE DEVELOPMENTS

Since the filing of our Annual Report for the fiscal year ended June 30, 2010 with the SEC on September 28, 2010, we experienced the following significant corporate developments:

1.

On October 7, 2010, we entered into a loan agreement (the “Loan Agreement”) with Anthony Harvey, our Chief Executive Officer, Chairman and member of our Board of Directors, whereby Mr. Harvey loaned $50,000 (USD) to us. The loan is due on or before April 1, 2012 and incurs interest at a rate of 15% per annum, payable upon maturity.

2.

On October 28, 2010, our Board of Directors approved a 79-for-100 reverse split of our common stock (the “Reverse Stock Split”). Upon completion of the Reverse Stock Split, our authorized capital of common stock will be decreased from 166,666,666 shares, par value $0.00001 per share, to 131,666,666 shares, par value $0.00001 per share, and the issued and outstanding common stock will be reduced from 78,390,307 shares to approximately 61,928,343 shares subject to rounding up of any fractional shares to the nearest whole number. The Reverse Stock Split is expected to be effective on November 24, 2010.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended September 30, 2010 and changes in our financial condition from June 30, 2010. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 28, 2010.

Due to insufficient financing, we did not conduct any exploration work on our New York Canyon Project during the three month period ended September 30, 2010. Our exploration program for the New York Canyon Project involves the following:

(i)	Re-analysis of 2006 Longshot Ridge drill pulps, duplicate samples, blank samples and standards by an independent laboratory to determine the correct copper values;

(ii)	Acquiring representative mineralized material at Longshot Ridge for metallurgical test work samples to determine the optimal copper beneficiation process;

(iii)	Initiate environmental base line studies for permitting advanced exploration.

In order to implement our exploration program and to continue our operations, we anticipate that we will require the following:

12 Month Total
ITEM AND ACTIVITY	Budget
LAND STATUS
2011 - 2012 unpatented claim maintenance fees	$ 195,000
Monthly Payments – Patented Claims	72,000
EXPLORATION PROGRAM
Re-assay 2006 Longshot Ridge drill pulps	180,000
Metallurgical sampling and testing	125,000
Environmental base line study work	85,000
Geological mapping	30,000
Filed supplies and support	30,000
Management fee	50,000
Contingency	55,000
GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	120,000
TOTAL	$ 942,000

As at September 30, 2010, we had cash of $4,211 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $942,000. We do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek financing to meet our planned expenditures. However, there is no assurance we will be successful in raising the necessary funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended September 30		Percentage
	2010	2009	Increase / Decrease
Revenue	$-	$-	n/a
Operating Expenses	(319,521)	(709,050)	(54.9)%
Other Income (Expenses)	-	(1,169)	(100.0)%
Net Loss	$(319,521)	$(710,219)	(55.0)%

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

Expenses

Our expenses for the three month periods ended September 30, 2010 and 2009 consisted of the following:

	Three Months Ended September 30		Percentage
			Increase /
	2010	2009	Decrease
Operating Expenses:
Foreign exchange loss	$10,602	$27,761	(61.8)%
General and administrative	90,914	462,272	(80.3)%
Mineral exploration costs	218,005	219,017	(0.5)%
Sub-total	319,521	709,050	(54.9)%
Other Expenses:
Interest expense	-	1,169	(100)%
Total Expenses	$319,521	$710,219	(55.0)%

Our operating expenses decreased from $709,050, during the three months ended September 30, 2009, to $319,521, during the three months ended September 30, 2010. The decrease in our operating expenses is due to decreases in general and administrative expenses and foreign exchange loss.

General and administration expenses primarily consisted of: (i) consulting fees incurred for services provided by our executive officers; and (ii) legal and accounting fees in connection with meeting our ongoing reporting requirements under the Exchange Act. The additional general and administrative expenses during the three months ended September 30, 2009 is due to the fact that we recorded a stock-based compensation of $362,614.

Mineral exploration costs consisted of annual payments to maintain the New York Canyon Project in good standing, mineral lease payments and consulting fees in connection with our New York Canyon Project.

We anticipate that our expenses will increase over the next twelve months due to our ongoing planned exploration activities on the New York Canyon Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At September 30, 2010	At June 30, 2010	Increase / Decrease
Current Assets	$7,576	$256,269	(97.0)%
Current Liabilities	(508,351)	(437,523)	16.2%
Working Capital Deficit	$(500,775)	$(181,254)	176.3%

Cash Flows
	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009
Cash Used in Operating Activities	$(248,707)	$(391,791)
Cash Provided by Financing Activities	-	530,498
Net Increase (Decrease) in Cash During Period	$(248,707)	$138,707

The increase in our working capital deficit from $181,254, as at June 30, 2010, to $500,775, as at September 30, 2010, was primarily a result of (i) a significant decrease in cash in order to meet ongoing operating expenses and mineral claim payments on our New York Canyon Project; and (ii) the fact that we had no sources of financing during the six month ended September 30, 2010.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain financing. We recorded a net loss of $319,521 for the three months ended September 30, 2010 and have an accumulated deficit of $21,305,008 since inception. As at September 30, 2010, we had cash of $4,211 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $942,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek financing to meet our planned expenditures. There is no assurance that we will be able to obtain financing in the future.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to our audited financial statements included in our Annual Report for the year ended June 30, 2010 filed with the SEC on September 28, 2010.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010 (the “2010 Annual Report”) filed with the SEC on September 28, 2010.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

Other than as previously disclosed in our 2010 Annual Report, we are not party to any legal proceedings and there have been no material developments to the proceedings previously disclosed in our 2010 Annual Report.

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

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which will require us to obtain financing. We recorded a net loss of $319,521 for the three months ended September 30, 2010 and have an accumulated deficit of $21,305,008 since inception. As at September 30, 2010, we had cash of $4,211 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $942,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek financing to meet our planned expenditures.

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

As noted in the financial statements that are included with this report, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. These conditions, as indicated in our audit report included in our 2010 Annual Report, raise substantial doubt as to our ability to continue as a going concern. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.      OTHER INFORMATION.

On October 28, 2010, our Board of Directors approved a 79-for-100 reverse split of our common stock (the “Reverse Stock Split”). Upon completion of the Reverse Stock Split, our authorized capital of common stock will be decreased from 166,666,666 shares, par value $0.00001 per share, to 131,666,666 shares, par value $0.00001 per share, and the issued and outstanding common stock will be reduced from 78,390,307 shares to approximately 61,928,343 shares subject to rounding up of any fractional shares to the nearest whole number. The Reverse Stock Split is expected to be effective on November 24, 2010.

ITEM 6.      EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation.(14)
3.2	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 166,666,666 shares, par value $0.00001 per share.(24)
3.3	Bylaws.(1)
4.1	Specimen Stock Certificate.(14)
10.1	2004 Nonqualified Stock Option Plan.(4)
10.2	2006 Stock Incentive Plan dated April 5, 2006.(10)
10.3	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between the Company and Langley Park Investments PLC.(5)
10.4	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(3)
10.5	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(6)
10.6	Consulting Agreement dated April 5, 2005 between the Company and Anthony Harvey.(7)
10.7	Consulting Agreement dated August 5, 2005 between the Company and Chris Broili.(11)
10.8	Consulting Agreement dated August 10, 2005 between the Company and Mel Klohn.(11)
10.9	Consulting Agreement dated August 22, 2005 between the Company and Carlo Civelli.(11)
10.10	Consulting Agreement dated September 20, 2005 between the Company and Richard Dixon.(8)

Exhibit
Number	Description of Exhibit
10.11	Consulting Agreement dated September 20, 2005 between the Company and Richard Kehmeier.(8)
10.12	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(9)
10.13	Consulting Agreement dated January 19, 2006 between the Company and Mark A. Reynolds.(8)
10.14	Consulting Agreement dated February 1, 2006 between the Company and Linda Erdman.(8)
10.15	Consulting Agreement dated February 1, 2006 between the Company and Geoffrey Goodall.(8)
10.16	Consulting Agreement dated February 1, 2006 between the Company and Robert Young.(11)
10.17	Debt Settlement Agreement dated November 8, 2005 between the Company and Cameron Reynolds.(11)
10.18	Mineral Processing Research Agreement dated March 22, 2006 among the Company, Nevada Sunrise, LLC and INTOR Resources Corporation.(11)
10.19	Loan Agreement dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(12)
10.20	Loan Agreement dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(12)
10.21	Convertible Promissory Note dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(12)
10.22	Convertible Promissory Note dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(12)
10.23	Promissory Note dated August 16, 2006 between the Company and Anthony Harvey.(13)
10.24	First Amendment Loan Agreement dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(15)
10.25	First Amendment to Loan Agreement dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(15)
10.26	Convertible Promissory Note dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(15)
10.27	Convertible Promissory Note dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(15)
10.28	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(16)
10.29	Sponsorship Agreement dated March 29, 2007 between the Company and Union Securities Ltd.(17)
10.30	Engagement Letter dated March 29, 2007 between the Company and Union Securities Ltd.(17)
10.31	Second Amendment to Loan Agreement dated April 12, 2007 between the Company and Aton Ventures Fund Ltd.(17)
10.32	Second Amendment to Loan Agreement dated April 11, 2007 between the Company and Asset Protection Fund Ltd.(17)
10.33	Loan Agreement dated April 25, 2007 between the Company and Aton Select Fund Limited.(17)
10.34	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.(17)
10.35	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(17)
10.36	Promissory Note dated April 25, 2007 between the Company and Aton Select Fund Limited.(17)
10.37	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.(17)
10.38	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(17)
10.39	Termination Agreement dated September 25, 2007 between the Company and Mark Reynolds.(18)
10.40	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and

Exhibit
Number	Description of Exhibit
Aton Ventures Fund Ltd.(19)
10.41	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(19)
10.42	Convertible Promissory Note dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(19)
10.43	Convertible Promissory Note dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(19)
10.44	Management Consulting Agreement dated December 1, 2007 between the Company, ARH Management Ltd. and Anthony Harvey.(19)
10.45	Management Consulting Agreement dated December 1, 2007 between the Company, Ainsworth- Jenkins Holdings Inc. and Benjamin Ainsworth.(19)
10.46	2007 Stock Incentive Plan.(19)
10.47	Form of Non-Qualified Stock Option Agreement between the Company and Directors and Officers.(19)
10.48	Loan Agreement dated April 1, 2008 between the Company and Anthony Harvey.(20)
10.49	Promissory Note dated April 1, 2008 between the Company and Anthony Harvey.(20)
10.50	Loan Agreement dated May 8, 2008 between the Company and Anthony Harvey.(21)
10.51	Promissory Note dated May 8, 2008 between the Company and Anthony Harvey.(21)
10.52	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Aton Select Fund Limited.(21)
10.53	Convertible Promissory Note dated May 9, 2008 between the Company and Aton Select Fund Limited.(21)
10.54	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.(21)
10.55	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.(21)
10.56	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of CDN$50,000.(21)
10.57	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey for the loan of CDN$50,000.(21)
10.58	Loan Agreement dated July 7, 2008 between the Company and Anthony Harvey for the loan of CDN $25,000.(22)
10.59	Promissory Note dated July 7, 2008 between the Company and Anthony Harvey for the loan of CDN $25,000.(22)
10.60	Fourth Amendment to Loan Agreement dated January 13, 2009 between the Company and Aton Ventures Fund Ltd.(23)
10.61	Convertible Promissory Note dated January 13, 2009 between the Company and Aton Ventures Fund Ltd.(23)
10.62	Fourth Amendment to Loan Agreement dated January 13, 2009 between the Company and Asset Protection Fund Ltd.(23)
10.63	Convertible Promissory Note dated January 13, 2009 between the Company and Asset Protection Fund Ltd.(23)
10.64	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 USD.(23)
10.65	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 USD.(23)
10.66	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(23)
10.67	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(23)

Exhibit
Number	Description of Exhibit
10.68	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(23)
10.69	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(23)
10.70	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Aton Ventures Fund Ltd.(25)
10.71	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Silver BF Energy Ventures Sdn. Bhd.(25)
10.72	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Asset Protection Fund Ltd.(25)
10.73	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Barroco Foundation.(25)
10.74	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Aton Select Fund Limited.(25)
10.75	2009 Stock Option Plan.(26)
10.76	Form of Non-Qualified Stock Option Agreement between Canyon Copper Corp. and Directors and Officers.(26)
10.77	Purchase and Sale Agreement dated August 5, 2010 between Canyon Copper Corp. and ESO Uranium Corp. (27)
10.78	Loan Agreement dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey. (28)
10.79	Promissory Note dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey for the loan of $50,000 (USD). (28)
14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(2)
99.2	Disclosure Committee Charter.(2)

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 26, 2000.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on June 17, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 23, 2005.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(11)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 22, 2006.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 15, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 7, 2006.
(14)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2006.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.
(17)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 21, 2007.

(18)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 28, 2007.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 6, 2007.
(20)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 7, 2008.
(21)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on May 15, 2008.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 11, 2008.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 20, 2009.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 19, 2009.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 6, 2009.
(26)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 24, 2009.
(27)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on September 28, 2010.
(28)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 13, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON COPPER CORP.

Dated:	November 1, 2010	By:	/s/ Anthony R. Harvey
ANTHONY R. HARVEY
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 1, 2010	By:	/s/ Kurt Bordian
KURT BORDIAN
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial
Officer)