Form 10-Q
period 2010-12-31
CANYON COPPER CORP.
filed 2011-02-09
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
[   ] Yes    [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 4, 2011, the Registrant had 61,928,359 shares of common stock, par value of $0.00001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended December 31, 2010 are not necessarily indicative of the results that can be expected for the year ending June 30, 2011.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Canyon Copper” mean Canyon Copper Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CANYON COPPER CORP.
(An Exploration Stage Company)
December 31, 2010
(Expressed in U.S. dollars)
(unaudited)

CANYON COPPER CORP.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	December 31,	June 30,
	2010	2010
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	35,837	252,918
Prepaid expenses and deposits	12,243	3,351
Total Assets	48,080	256,269

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 4)	177,016	142,655
Accrued liabilities	2,948	2,288
Due to related parties (Note 4)	372,514	292,580
Total Current Liabilities	552,478	437,523
Due to related parties (Note 4)	124,933	–
Total Liabilities	677,411	437,523
Nature of Operations and Continuance of Business (Note 1)
Contingent Liability (Note 8)
Subsequent Events (Note 9)
Stockholders’ Deficit
Preferred stock
Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 500,000 shares	5	5
Common stock
Authorized: 131,666,666 shares, par value $0.00001 Issued and outstanding: 61,928,359 shares	619	619
Additional paid-in capital	20,803,609	20,803,609
Deficit accumulated during the exploration stage	(21,433,564)	(20,985,487)
Total Stockholders’ Deficit	(629,331)	(181,254)
Total Liabilities and Stockholders’ Deficit	48,080	256,269

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated
					From
	Three Months	Three Months	Six Months	Six Months	January 21, 2000
	Ended	Ended	Ended	Ended	(date of inception)
	December 31,	December 31,	December 31,	December 31,	to December 31,
	2010	2009	2010	2009	2010
	$	$	$	$	$

Revenue	–	–	–	–	–

Operating Expenses

Depreciation	–	–	–	–	5,540
Foreign exchange loss	14,863	6,295	25,465	34,056	984
General and administrative (Note 4)	86,497	94,211	177,411	556,483	9,646,805
Impairment of mineral property costs	–	–	–	–	2,759,130
Impairment of property and equipment	–	–	–	–	10,811
Mineral exploration costs	24,260	18,896	242,265	237,913	5,167,738

Total Operating Expenses	125,620	119,402	445,141	828,452	17,591,008

Operating Loss	(125,620)	(119,402)	(445,141)	(828,452)	(17,591,008)

Other Income (Expense)

Accretion of discounts on convertible debt	–	–	–	–	(799,963)
Debt conversion expense	–	–	–	–	(2,010,076)
Gain on change in fair values of derivative liability	–	–	–	–	432,715
Gain on settlement of related party debt	–	–	–	–	(2,871)
Gain on write-off of accounts payable	–	–	–	–	3,020
Impairment of investment securities	–	–	–	–	(459,817)
Interest expense	(2,936)	–	(2,936)	(1,169)	(341,680)
Loss on extinguishment of debt	–	–	–	–	(252,454)
Loss on sale of investment securities	–	–	–	–	(411,430)

Total Other Income (Expense)	(2,936)	–	(2,936)	(1,169)	(3,842,556)

Net Loss	(128,556)	(119,402)	(448,077)	(829,621)	(21,433,564)

Net Loss Per Share, Basic and Diluted	–	–	(0.01)	(0.01)

Weighted Average Shares Outstanding	61,928,359	61,928,359	61,928,359	59,306,090

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2010	2009
	$	$
Operating Activities
Net loss	(448,077)	(829,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange translation loss on debt	–	4,991
Stock-based compensation	–	362,614
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(8,892)	(4,278)
Accounts payable and accrued liabilities	14,269	(138,982)
Due to related parties	100,686	77,480
Net Cash Used in Operating Activities	(342,014)	(527,796)
Financing Activities
Advances from related parties	124,933	–
Proceeds from share subscriptions and issuance of common stock	–	625,000
Repayment of notes payable	–	(94,502)
Net Cash Provided by Financing Activities	124,933	530,498
Increase (Decrease) in Cash	(217,081)	2,702
Cash, Beginning of Period	252,918	427,116
Cash, End of Period	35,837	429,818
Supplemental Disclosures:
Interest paid	–	26,729
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2010
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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raising sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As at December 31, 2010, the Company has not generated any revenue, has a working capital deficit of $504,398, and has accumulated losses of $21,433,564 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan for the next twelve months is to continue initial exploration activities on the New York Canyon Project in Nevada. The agreements pursuant to which the Company acquired its interests in the New York Canyon Project provide for a series of cash payments and annual filing maintenance costs. If the Company fails to make such payments or expenditures in a timely fashion, it may lose its interest in those properties. As at December 31, 2010, the Company had cash of $35,837 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $942,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at December 31, 2010, and the results of its operations and cash flows for the six months ended December 31, 2010. The results of operations for the six months ended December 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2010
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets, mineral property costs, asset retirement obligations, stock-based compensation, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	d)	Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2010 and 2009, the Company had no items that represent comprehensive income or loss.

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

On August 5, 2010, the Company entered into a Purchase and Sale Agreement with a company with common directors and officers, whereby the Company sold 39 mineral claims located in the Mineral County, Nevada, for consideration of $10 and the retention of a 2% net smelter return royalty.

4.	Related Party Transactions

a)

As at December 31, 2010, the Company was indebted to the President of the Company for $185,999 (Cdn$185,000) (June 30, 2010 - $146,144 (Cdn$155,000)). The amount due is non-interest bearing, unsecured and due on demand.

b)

As at December 31, 2010, the Company was indebted to the Chief Executive Officer of the Company for $310,932 (Cdn$309,731) (June 30, 2010 - $146,144 (Cdn$155,000)), which consists of the following amounts:

		i)	$185,999 (Cdn$185,000) (June 30, 2010 - $146,144 (Cdn$155,000)) for management fees, which is non-interest bearing, unsecured and due on demand;

		ii)	$74,933 (Cdn$75,000) (June 30, 2010 - $nil) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on May 22, 2012.

		iii)	$50,000 (June 30, 2010 - $nil) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on April 1, 2012.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2010
(Expressed in U.S. dollars)
(unaudited)

4.	Related Party Transactions (continued)

	c)	As at December 31, 2010, the Company was indebted to the Chief Financial Officer of the Company for $12,272 (June 30, 2010 - $292), which consists of the following amounts:

		i)	$516 (Cdn$513) (June 30, 2010 - $292 (Cdn$310)), which is non-interest bearing, unsecured and due on demand;

		ii)	$11,760 (June 30, 2010 - $nil) for consulting fees, which is included in accounts payable. The amount due is non-interest bearing, unsecured and due on demand.

d)

During the six months ended December 31, 2010, the Company incurred management fees of $29,560 (2009 - $29,749), $29,560 (2009 - $28,333), and $36,834 (2009 - $34,650) to the Chief Executive Officer of the Company, President of the Company, and Chief Financial Officer, respectively.

	e)	During the six months ended December 31, 2010, the Company incurred rent of $8,723 (2009 - $8,265) to a company with common directors and officers.

f)

As at December 31, 2010, $16,353 (Cdn$16,500) (June 30, 2010 - $7,071 (Cdn$7,500)) is owed to a company with common directors and officers and is included in accounts payable. The amount due is non- interest bearing, unsecured and due on demand.

5.	Common Stock

On November 24, 2010, the Company effected a 79-for-100 reverse stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital decreased from 166,666,666 shares of common stock with a par value of $0.00001 per share to 131,666,666 shares of common stock with a par value of $0.00001 per share. All share amounts have been retroactively adjusted for all periods presented.

6.	Stock Options

On August 21, 2009, the Board of Directors of the Company adopted the Company’s 2009 Stock Option Plan (the “2009 Plan”). A total of 6,162,000 shares of the Company’s common stock are available for issuance under the 2009 Plan. As at December 31, 2010, the Company had 3,041,500 stock options available for granting pursuant to the 2009 Plan.

On August 21, 2009, the Company issued non-qualified stock options to purchase a total of 3,239,000 shares of common stock to various employees, officers, directors and consultants of the Company, of which 3,120,500 stock options were issued pursuant to the 2009 Plan. The options were granted with an exercise price of $0.13 per share and expire on August 20, 2014. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 5 years, a risk-free rate of 2.58%, an expected volatility of 213%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.09 per option.

During the six months ended December 31, 2010, the Company recorded stock-based compensation of $nil (2009 - $362,614) as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Number of	Price	Value
	Options	$	$

Outstanding and exercisable, June 30, 2010 and December 31, 2010	3,548,417	0.27	–

As at December 31, 2010, the weighted average remaining contractual life of the outstanding stock options is 3.34 years.

As at December 31, 2010, the Company had no unvested options outstanding.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2010
(Expressed in U.S. dollars)
(unaudited)

7.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$

Balance, June 30, 2010	9,047,321	0.13

Expired	(1,290,333)	0.46

Balance, December 31, 2010	7,756,988	0.08

As at December 31, 2010, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date

7,756,988	0.08	June 30, 2011

8.	Contingent Liability

On January 23, 2007, Focused Investor Relations Marketing Inc. commenced an action in Ontario, Canada against the Company seeking payment in the amount of $84,000 pursuant to an oral agreement. The Company believes that this action is without merit and will defend its position vigorously.

9.	Subsequent Events

a)

On January 19, 2011, the Company received a loan of Cdn$75,000 from the Chief Executive Officer of the Company which bears interest at a rate of 15% per annum, is unsecured, and due on or before July 1, 2012.

b)

On January 26, 2011, the Company entered into an agency agreement whereby the agent has agreed to act as the agent for a private placement offering of 4,285,714 units at a price of Cdn$0.35 (“offering price”) per unit for gross proceeds of up to Cdn$1,500,000 (“brokered offering”). Each unit will consist of one share of common stock and one-half share purchase warrant with each whole share purchase warrant exercisable at Cdn$0.50 per share for a period of eighteen months. The Company has agreed to grant the agent an over-allotment option to purchase up to 2,857,142 units at the offering price for gross proceeds of Cdn$1,000,000 within ten business days of the closing of the brokered offering. The agent will receive a cash commission equal to 6% of the gross proceeds of the brokered offering and a non-transferable option entitling the agent to purchase up to 6% of the units sold under the brokered offering and the over-allotment option at the offering price for a period of eighteen months from the date the Company gets listed on the TSX Venture Exchange. Upon execution of the agreement, the Company is to pay the agent a non- refundable work fee of Cdn$11,200 which will be credited against the agent’s legal costs on closing. The agent has also agreed to act as the sponsor in support of the Company’s listing on the TSX Venture Exchange. The Company will pay the agent a sponsorship fee of Cdn$20,000 and reimburse the agent for its legal (capped at Cdn$25,000), due diligence (Cdn$5,000) and out-of-pocket expenses. The Company will pay a non-refundable payment of Cdn$30,000 on account of the fee and disbursements.

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

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We currently hold 100% title in a major claim block of 1,293 mineral claims, covering approximately 25,860 acres located in Mineral County, Nevada (the “New York Canyon Claims”). We also hold 21 patented mineral claims covering an area of approximately 420 acres, located within the vicinity of the New York Canyon Claims area. We collectively refer to the New York Canyon Claims and the patented claims as the “New York Canyon Project.”

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

RECENT CORPORATE DEVELOPMENTS

Since the filing of our Quarterly Report for the fiscal quarter ended September 30, 2010 with the SEC on November 1, 2010, we experienced the following significant corporate developments:

Amendment to Articles of Incorporation

Effective November 24, 2010, we amended our Articles of Incorporation by decreasing our issued and authorized common stock on a 79-for-100 basis (the “Reverse Split”). Accordingly, the authorized capital of common stock has been decreased from 166,666,666 shares, par value $0.00001 per share, to 131,666,666 shares, par value $0.00001 per share. As a result of the Reverse Split, the number of shares of our common stock outstanding was decreased correspondingly from 78,390,307 to 61,928,359 shares.

Entry into Loan Agreements

We entered into the following loan agreements with Anthony Harvey, our Chief Executive Officer, Chairman and member of our Board of Directors:

(a)	On November 22, 2010, Mr. Harvey loaned CDN $75,000 to us. The loan is due on or before May 22, 2012 and incurs interest at a rate of 15% per annum, payable upon maturity.

(b)	On January 19, 2011, Mr. Harvey loaned an additional CDN $75,000 to us. The loan is due on or before July 1, 2012 and incurs interest at a rate of 15% per annum, payable upon maturity.

Non-Brokered Private Placement

On January 19, 2011, we approved a non-brokered private placement offering of 9,000,000 units (the “Units”) at a price of CDN $0.35 per Unit (the “Non-Brokered Offering”). Each Unit will consist of one share of our common stock and one-half share purchase warrant (the “Warrants”), with each whole Warrant entitling the holder to purchase an additional share of our common stock at a price of CDN $0.50 per share for a period of eighteen months from the date of issuance of the Units. We may accelerate the expiry date of the Warrants if the trading price of our common stock is equal to or greater than CDN $0.60 per share for ten consecutive trading days. The Non-Brokered Offering will be made to persons who are not “U.S. Persons” as defined by Regulation S of the Securities Act of 1933.

Section 4(2) Private Placement

On January 19, 2011, we also approved a private placement offering of 142,857 Units at a price of CDN $0.35 per Unit for gross proceeds of up to CDN $50,000. This offering will be completed pursuant to Section 4(2) of the Securities Act of 1933 to persons who are either a director or executive officer of the Company. The Units issued under this offering will be on the same terms as the Non-Brokered Offering.

Brokered Private Placement

On January 26, 2011, we entered into an engagement letter with MGI Securities Inc. (“MGI”) whereby MGI has agreed to act as the agent for a private placement offering of 4,285,714 Units at a price of CDN $0.35 per Unit for gross proceeds of up to CDN $1,500,000 (the “Brokered Offering”). Each Unit will consist of one share of our Common Stock and one-half share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of our common stock at a price of CDN $0.50 per share for a period of 18 months from the date of issuance of the Units. We will also have the right to accelerate the expiry date of the warrants if the trading price of our common stock has been equal to or greater than the weighted average price of CDN $0.60 for ten consecutive days. We also agreed to grant MGI an over-allotment option to purchase up to 2,857,142 Units at the offering price for gross proceeds of CDN $1,000,000 within ten business days of closing of the Brokered Offering.

In consideration of MGI acting as agent, we have agreed to pay a cash commission to MGI equal to 6% of the gross proceeds of the Brokered Offering and the Over-Allotment Option and issue to MGI a non-transferable option entitling MGI to purchase up to 6% of the Units sold under the Brokered Offering and the Over-Allotment Option at the Offering Price for a period of 18 months from completion of the Liquidity Event (defined below) or such other transaction which will result our shares, or a successor corporation, being freely tradable on a recognized Canadian stock exchange.

The Brokered Offering and the Over-Allotment Option will be completed pursuant to Regulation S of the Securities Act and Canadian National Instrument 45-106 – Prospectus and Registration Exemptions.

The proceeds of the three private placement offerings will be used for work on our New York Canyon Project, working capital and general corporate purposes. There is no assurance that the private placement offerings or any part of them will be completed.

The above does not constitute an offer to sell or a solicitation of an offer to buy any of our securities in the United States. The securities have not been registered under the United States Securities Act of 1933 and may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available.

Sponsorship Engagement Letter

On January 26, 2011, we also entered into a sponsorship engagement letter (the “Sponsorship Engagement Letter”) with MGI whereby MGI has agreed to act as the sponsor in support of our listing on the TSX Venture Exchange (a “Liquidity Event”). Under the terms of the Sponsorship Engagement Letter, we have agreed to pay a fee of CDN $20,000 to MGI and to reimburse MGI for its legal, due diligence and out-of-pocket expenses. The completion of a sponsorship report to the TSX Venture Exchange is subject to the completion of satisfactory due diligence of MGI, of which there is no assurance.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six month period ended December 31, 2010 and changes in our financial condition from June 30, 2010. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 28, 2010.

Due to insufficient capital, we did not conduct any exploration work on our New York Canyon Project during the six month period ended December 31, 2010. Our exploration program for the New York Canyon Project involves the following:

(i)	Re-analysis of 2006 Longshot Ridge drill pulps, duplicate samples, blank samples and standards by an independent laboratory to determine the correct copper values;
(ii)	Acquiring representative mineralized material at Longshot Ridge for metallurgical test work samples to determine the optimal copper beneficiation process; and
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

As at December 31, 2010, we had cash of $35,837 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $942,000. We do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek financing to meet our planned expenditures. However, there is no assurance we will be successful in raising the necessary funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended		Percentage	Six Months Ended		Percentage
	December 31		Increase /	December 31		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Operating Expenses	(125,620)	(119,402)	5.2%	(445,141)	(828,452)	(46.3)%

Other Expenses	(2,936)	-	100%	(2,936)	(1,169)	151.2%

Net Loss	$(128,556)	$(119,402)	7.7%	$(448,077)	$(829,621)	(46.0)%

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

Expenses

Our expenses for the three and six month periods ended December 31, 2010 and 2009 consisted of the following:

	Second Quarter Ended		Percentage	Six Months Ended		Percentage
	December 31		Increase /	December 31		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Operating Expenses:
Foreign exchange loss	$14,863	$6,295	136.1%	$25,465	$34,056	(25.2)%
General and administrative	86,497	94,211	(8.2)%	177,411	556,483	(68.1)%
Mineral exploration costs	24,260	18,896	28.4%	242,265	237,913	1.8%
Sub-total	$125,620	$119,402	5.2%	$445,141	$828,452	(46.3)%
Other Expenses:
Interest expense	2,936	-	100%	2,936	1,169	151.2%
Sub-total	$2,936	$-	100%	$2,936	$1,169	151.2%
Total Expenses	$128,556	$119,402	7.7%	$448,077	$829,621	(46.0)%

Our operating expenses increased from $119,402 during the three months ended December 31, 2009, to $125,620, during the three months ended December 31, 2010. The increase in our operating expenses is due to increases in our mineral exploration costs and foreign exchange loss. This was partially offset by decreases in general and administrative expenses.

General and administration expenses, during the three and six months ended December 31, 2010, primarily consisted of: (i) consulting fees incurred for services provided by our executive officers; and (ii) legal and accounting fees in connection with meeting our ongoing reporting requirements under the Securities Exchange Act of 1934. Additional general and administrative expenses during the six months ended December 2009, is due to stock based compensation expenses of $362,614.

Mineral exploration costs, during the three and six months ended December 31, 2010, consisted of annual payments to maintain the New York Canyon Project in good standing, mineral lease payments and consulting fees in connection with our New York Canyon Project.

We anticipate that our expenses will increase over the next twelve months due to our ongoing planned exploration activities on the New York Canyon Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At December 31, 2010	At June 30, 2010	Increase / Decrease
Current Assets	$48,080	$256,269	(81.2)%
Current Liabilities	(552,478)	(437,523)	26.3%
Working Capital Deficit	$(504,398)	$(181,254)	178.3%

Cash Flows
	Six Months Ended	Six Months Ended
	December 31, 2010	December 31, 2009
Cash Used in Operating Activities	$(342,014)	$(527,796)
Cash Provided by Investing Activities	-	-
Cash Provided by Financing Activities	124,933	530,498
Net Increase in Cash During Period	$(217,081)	$2,702

As at December 31, 2010, we had a working capital deficit of $504,398 as compared to a working capital deficit of $181,254 as at June 30, 2010. The increase to our working capital deficit is primarily a result of a significant decrease in cash in order to meet ongoing operating expenses and mineral claim payments on our New York Canyon Project

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain financing. We recorded a net loss of $448,077 for the six months ended December 31, 2010 and have an accumulated deficit of $21,433,564 since inception. As at December 31, 2010, we had cash of $35,837 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $942,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek financing to meet our planned expenditures. In January 2011, our Board of Directors approved the following private placement offerings.

Non-Brokered Private Placement

On January 19, 2011, we approved the Non-Brokered Offering of 9,000,000 units (the “Units”) at a price of CDN $0.35 per Unit. Each Unit will consist of one share of our common stock and one-half share purchase warrant (the “Warrants”), with each whole warrant entitling the holder to purchase an additional share of our common stock at a price of CDN $0.50 per share for a period of eighteen months from the date of issuance of the Units. We may accelerate the expiry date of the Warrants if the trading price of our common stock is equal to or greater than CDN $0.60 per share for ten consecutive trading days. The Non-Brokered Offering will be made to persons who are not “U.S. Persons” as defined by Regulation S of the Securities Act of 1933.

Section 4(2) Private Placement

On January 19, 2011, we also approved a private placement offering of 142,857 Units at a price of CDN $0.35 per Unit for gross proceeds of up to $50,000. This offering will be completed pursuant to Section 4(2) of the Securities Act of 1933 to persons who are either a director or executive officer of the Company. The Units issued under this offering will be on the same terms as the Non-Brokered Offering.

Brokered Private Placement

On January 26, 2011, we entered into an engagement letter with MGI Securities Inc. (“MGI”) whereby MGI has agreed to act as the agent for a private placement offering of 4,285,714 units at a price of CDN $0.35 per Unit for gross proceeds of up to CDN $1,500,000 (the “Brokered Offering”). Each Unit will consist of one share of our Common Stock and one-half share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of our common stock at a price of CDN $0.50 per share for a period of 18 months from the date of issuance of the Units. We agreed to grant MGI an over-allotment option to purchase up to 2,857,142 Units at the offering price for gross proceeds of CDN $1,000,000 within ten business days of closing of the Brokered Offering.

In consideration of MGI acting as agent, we have agreed to pay a cash commission to MGI equal to 6% of the gross proceeds of the Brokered Offering and the Over-Allotment Option and issue to MGI a non-transferable option entitling MGI to purchase up to 6% of the Units sold under the Brokered Offering and the Over-Allotment Option at the Offering Price for a period of 18 months from completion of the Liquidity Event

(defined below) or such other transaction which will result our shares, or a successor corporation, being freely tradable on a recognized Canadian stock exchange.

The Brokered Offering and the Over-Allotment Option will be completed pursuant to Regulation S of the United States Securities Act of 1933 and Canadian National Instrument 45-106 – Prospectus and Registration Exemptions.

The proceeds of the three private placement offerings will be used for work on our New York Canyon Project, working capital and general corporate purposes. There is no assurance that the private placement offerings or any part of them will be completed.

The above does not constitute an offer to sell or a solicitation of an offer to buy any of our securities in the United States. The securities have not been registered under the United States Securities Act of 1933 and may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to our audited financial statements included in our Annual Report for the year ended June 30, 2010.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.            CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010 (the “2010 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which will require us to obtain financing. We recorded a net loss of $128,556 for the three months ended December 31, 2010 and have an accumulated deficit of $21,433,564 since inception. As at December 31, 2010, we had cash of $35,837 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $942,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek financing to meet our planned expenditures.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.              OTHER INFORMATION.

None.

ITEM 6.              EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation.(14)
3.2	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 166,666,666 shares, par value $0.00001 per share.(24)
3.3	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 131,666,666 shares, par value $0.00001 per share.(29)
3.4	Bylaws.(1)
4.1	Specimen Stock Certificate.(14)

Exhibit
Number	Description of Exhibit
10.1	2004 Nonqualified Stock Option Plan.(4)
10.2	2006 Stock Incentive Plan dated April 5, 2006.(10)
10.3	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between the Company and Langley Park Investments PLC.(5)
10.4	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(3)
10.5	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(6)
10.6	Consulting Agreement dated April 5, 2005 between the Company and Anthony Harvey.(7)
10.7	Consulting Agreement dated August 5, 2005 between the Company and Chris Broili.(11)
10.8	Consulting Agreement dated August 10, 2005 between the Company and Mel Klohn.(11)
10.9	Consulting Agreement dated August 22, 2005 between the Company and Carlo Civelli.(11)
10.10	Consulting Agreement dated September 20, 2005 between the Company and Richard Dixon.(8)
10.11	Consulting Agreement dated September 20, 2005 between the Company and Richard Kehmeier.(8)
10.12	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(9)
10.13	Consulting Agreement dated January 19, 2006 between the Company and Mark A. Reynolds.(8)
10.14	Consulting Agreement dated February 1, 2006 between the Company and Linda Erdman.(8)
10.15	Consulting Agreement dated February 1, 2006 between the Company and Geoffrey Goodall.(8)
10.16	Consulting Agreement dated February 1, 2006 between the Company and Robert Young.(11)
10.17	Debt Settlement Agreement dated November 8, 2005 between the Company and Cameron Reynolds.(11)
10.18	Mineral Processing Research Agreement dated March 22, 2006 among the Company, Nevada Sunrise, LLC and INTOR Resources Corporation.(11)
10.19	Loan Agreement dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(12)
10.20	Loan Agreement dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(12)
10.21	Convertible Promissory Note dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(12)
10.22	Convertible Promissory Note dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(12)
10.23	Promissory Note dated August 16, 2006 between the Company and Anthony Harvey.(13)
10.24	First Amendment Loan Agreement dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(15)
10.25	First Amendment to Loan Agreement dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(15)
10.26	Convertible Promissory Note dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(15)
10.27	Convertible Promissory Note dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(15)
10.28	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(16)
10.29	Sponsorship Agreement dated March 29, 2007 between the Company and Union Securities Ltd.(17)
10.30	Engagement Letter dated March 29, 2007 between the Company and Union Securities Ltd.(17)

Exhibit
Number	Description of Exhibit
10.31	Second Amendment to Loan Agreement dated April 12, 2007 between the Company and Aton Ventures Fund Ltd.(17)
10.32	Second Amendment to Loan Agreement dated April 11, 2007 between the Company and Asset Protection Fund Ltd.(17)
10.33	Loan Agreement dated April 25, 2007 between the Company and Aton Select Fund Limited.(17)
10.34	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.(17)
10.35	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(17)
10.36	Promissory Note dated April 25, 2007 between the Company and Aton Select Fund Limited.(17)
10.37	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.(17)
10.38	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(17)
10.39	Termination Agreement dated September 25, 2007 between the Company and Mark Reynolds.(18)
10.40	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(19)
10.41	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(19)
10.42	Convertible Promissory Note dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(19)
10.43	Convertible Promissory Note dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(19)
10.44	Management Consulting Agreement dated December 1, 2007 between the Company, ARH Management Ltd. and Anthony Harvey.(19)
10.45	Management Consulting Agreement dated December 1, 2007 between the Company, Ainsworth-Jenkins Holdings Inc. and Benjamin Ainsworth.(19)
10.46	2007 Stock Incentive Plan.(19)
10.47	Form of Non-Qualified Stock Option Agreement between the Company and Directors and Officers.(19)
10.48	Loan Agreement dated April 1, 2008 between the Company and Anthony Harvey.(20)
10.49	Promissory Note dated April 1, 2008 between the Company and Anthony Harvey.(20)
10.50	Loan Agreement dated May 8, 2008 between the Company and Anthony Harvey.(21)
10.51	Promissory Note dated May 8, 2008 between the Company and Anthony Harvey.(21)
10.52	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Aton Select Fund Limited.(21)
10.53	Convertible Promissory Note dated May 9, 2008 between the Company and Aton Select Fund Limited.(21)
10.54	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.(21)
10.55	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.(21)
10.56	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of CDN$50,000.(21)
10.57	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey

Exhibit
Number	Description of Exhibit
for the loan of CDN$50,000.(21)
10.58	Loan Agreement dated July 7, 2008 between the Company and Anthony Harvey for the loan of CDN $25,000.(22)
10.59	Promissory Note dated July 7, 2008 between the Company and Anthony Harvey for the loan of CDN $25,000.(22)
10.60	Fourth Amendment to Loan Agreement dated January 13, 2009 between the Company and Aton Ventures Fund Ltd.(23)
10.61	Convertible Promissory Note dated January 13, 2009 between the Company and Aton Ventures Fund Ltd.(23)
10.62	Fourth Amendment to Loan Agreement dated January 13, 2009 between the Company and Asset Protection Fund Ltd.(23)
10.63	Convertible Promissory Note dated January 13, 2009 between the Company and Asset Protection Fund Ltd.(23)
10.64	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 USD.(23)
10.65	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 USD.(23)
10.66	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(23)
10.67	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(23)
10.68	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(23)
10.69	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(23)
10.70	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Aton Ventures Fund Ltd.(25)
10.71	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Silver BF Energy Ventures Sdn. Bhd.(25)
10.72	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Asset Protection Fund Ltd.(25)
10.73	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Barroco Foundation.(25)
10.74	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Aton Select Fund Limited.(25)
10.75	2009 Stock Option Plan.(26)
10.76	Form of Non-Qualified Stock Option Agreement between Canyon Copper Corp. and Directors and Officers.(26)
10.77	Purchase and Sale Agreement dated August 5, 2010 between Canyon Copper Corp. and ESO Uranium Corp. (27)
10.78	Loan Agreement dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey. (28)
10.79	Promissory Note dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey for the loan of $50,000 (USD). (28)
10.80	Loan Agreement dated November 22, 2010 between Canyon Copper Corp. and Anthony Harvey.(29)
10.81	Promissory Note dated November 22, 2010 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN).(29)
10.82	Loan Agreement dated January 19, 2011 between Canyon Copper Corp. and Anthony

Exhibit
Number	Description of Exhibit
Harvey.(30)
10.83	Promissory Note dated January 19, 2011 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN).(30)
10.84	Engagement letter dated January 26, 2011 between MGI Securities Inc. and Canyon Copper Corp. (31)
10.85	Sponsorship Engagement Letter dated January 26, 2011 between MGI Securities Inc. and Canyon Copper Corp. (31)
14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(2)
99.2	Disclosure Committee Charter.(2)

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 26, 2000.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on June 17, 2004.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 23, 2005.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(11)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 22, 2006.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 15, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 7, 2006.
(14)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2006.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.
(17)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 21, 2007.
(18)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 28, 2007.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 6, 2007.
(20)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 7, 2008.
(21)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on May 15, 2008.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 11, 2008.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 20, 2009.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 19, 2009.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 6, 2009.
(26)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 24, 2009.
(27)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on September 28, 2010.
(28)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 13, 2010.
(29)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 29, 2010.
(30)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 21, 2011.
(31)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON COPPER CORP.

Dated:	February 7, 2011	By:	/s/ Anthony R. Harvey
ANTHONY R. HARVEY
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated:	February 7, 2011	By:	/s/ Kurt Bordian
KURT BORDIAN
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial
Officer)