Form 10-Q
period 2011-03-31
CANYON COPPER CORP.
filed 2011-05-10
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
[ ] Yes    [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 4, 2011, the Registrant had 61,928,359 shares of common stock, par value of $0.00001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending June 30, 2011.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Canyon Copper” mean Canyon Copper Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CANYON COPPER CORP.
(An Exploration Stage Company)
March 31, 2011
(Expressed in U.S. dollars)
(unaudited)

Index

Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

CANYON COPPER CORP.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	June 30,
	2011	2010
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	10,601	252,918
Prepaid expenses and deposits	41,440	3,351
Total Current Assets	52,041	256,269
Deferred financing costs	36,019	–
Total Assets	88,060	256,269

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 4)	270,924	142,655
Accrued liabilities	9,940	2,288
Due to related parties (Note 4)	411,650	292,580
Total Current Liabilities	692,514	437,523
Due to related parties (Note 4)	204,369	–
Total Liabilities	896,883	437,523
Nature of Operations and Continuance of Business (Note 1)
Contingent Liability (Note 8)
Commitment (Note 9)
Subsequent Event (Note 10)

Stockholders’ Deficit
Preferred stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 500,000 shares	5	5
Common stock Authorized: 131,666,666 shares, par value $0.00001 Issued and outstanding: 61,928,359 shares	619	619
Additional paid-in capital	20,803,609	20,803,609
Deficit accumulated during the exploration stage	(21,613,056)	(20,985,487)
Total Stockholders’ Deficit	(808,823)	(181,254)
Total Liabilities and Stockholders’ Deficit	88,060	256,269

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated
					From
	Three Months	Three Months	Nine Months	Nine Months	January 21, 2000
	Ended	Ended	Ended	Ended	(date of inception)
	March 31,	March 31,	March 31,	March 31,	to March 31,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	–	–	–	–	–

Operating Expenses

Depreciation	–	–	–	–	5,540
Foreign exchange loss	19,989	9,078	45,454	43,134	20,973
General and administrative (Note 4)	133,738	69,161	311,149	625,644	9,780,543
Impairment of mineral property costs	–	–	–	–	2,759,130
Impairment of property and equipment	–	–	–	–	10,811
Mineral exploration costs	18,878	31,500	261,143	269,413	5,186,616

Total Operating Expenses	172,605	109,739	617,746	938,191	17,763,613

Operating Loss	(172,605)	(109,739)	(617,746)	(938,191)	(17,763,613)

Other Income (Expense)

Accretion of discounts on convertible debt	–	–	–	–	(799,963)
Debt conversion expense	–	–	–	–	(2,010,076)
Gain on change in fair values of derivative liability	–	–	–	–	432,715
Gain on settlement of related party debt	–	–	–	–	(2,871)
Gain on write-off of accounts payable	–	–	–	–	3,020
Impairment of investment securities	–	–	–	–	(459,817)
Interest expense	(6,887)	–	(9,823)	(1,169)	(348,567)
Loss on extinguishment of debt	–	–	–	–	(252,454)
Loss on sale of investment securities	–	–	–	–	(411,430)

Total Other Income (Expense)	(6,887)	–	(9,823)	(1,169)	(3,849,443)

Net Loss	(179,492)	(109,739)	(627,569)	(939,360)	(21,613,056)

Net Loss Per Share, Basic and Diluted	–	–	(0.01)	(0.02)

Weighted Average Shares Outstanding	61,928,359	61,928,000	61,928,359	60,167,000

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
	$	$
Operating Activities
Net loss	(627,569)	(939,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange translation loss on debt	4,729	4,991
Stock-based compensation	–	362,614
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(74,108)	(38,549)
Accounts payable and accrued liabilities	135,921	(151,503)
Due to related parties	119,070	115,124
Net Cash Used in Operating Activities	(441,957)	(646,683)
Financing Activities
Advances from related parties	199,640	–
Proceeds from share subscriptions and issuance of common stock	–	625,000
Repayment of notes payable	–	(94,502)
Net Cash Provided by Financing Activities	199,640	530,498
Decrease in Cash	(242,317)	(116,185)
Cash, Beginning of Period	252,918	427,116
Cash, End of Period	10,601	310,931
Supplemental Disclosures:
Interest paid	–	26,729
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2011
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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raising sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As at March 31, 2011, the Company has not generated any revenue, has a working capital deficit of $640,473, and has accumulated losses of $21,613,056 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan for the next twelve months is to continue initial exploration activities on the New York Canyon Project in Nevada. The agreements pursuant to which the Company acquired its interests in the New York Canyon Project provide for a series of cash payments and annual filing maintenance costs. If the Company fails to make such payments or expenditures in a timely fashion, it may lose its interest in those properties. As at March 31, 2011, the Company had cash of $10,601 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $942,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months, and will need to seek additional debt or equity financing to meet its planned expenditures. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Presentation

These financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is June 30.

	(b)	Interim Financial Statements

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2011, and the results of its operations and cash flows for the nine months ended March 31, 2011. The results of operations for the nine months ended March 31, 2011, are not necessarily indicative of the results to be expected for future quarters or the full year.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2011
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(c)	Use of Estimates

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

	(d)	Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2011 and 2010, the Company had no items that represent comprehensive income or loss.

	(e)	Recent Accounting Pronouncements

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

(a)

As at March 31, 2011, the Company was indebted to the President of the Company for $205,825 (Cdn$200,000) (June 30, 2010 - $146,144 (Cdn$155,000)). The amount due is non-interest bearing, unsecured and due on demand.

(b)

As at March 31, 2011, the Company was indebted to the Chief Executive Officer of the Company for $410,194 (Cdn$398,586) (June 30, 2010 - $146,144 (Cdn$155,000)), which consists of the following amounts:

		(i)	$205,825 (Cdn$200,000) (June 30, 2010 - $146,144 (Cdn$155,000)) for management fees, which is non-interest bearing, unsecured and due on demand;

		(ii)	$77,185 (Cdn$75,000) (June 30, 2010 - $nil) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on May 22, 2012.

		(iii)	$50,000 (June 30, 2010 - $nil) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on April 1, 2012.

		(iv)	$77,184 (Cdn$75,000) (June 30, 2010 - $nil) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on July 1, 2012.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2011
(Expressed in U.S. dollars)
(unaudited)

4.	Related Party Transactions (continued)

(c) As at March 31, 2011, the Company was indebted to the Chief Financial Officer of the Company for $30,436 (June 30, 2010 - $292), which consists of the following amounts:

(i) $nil (June 30, 2010 - $292 (Cdn$310)), which is non-interest bearing, unsecured and due on demand;

(ii) $30,436 (June 30, 2010 - $nil) for consulting fees, which is included in accounts payable. The amount due is non-interest bearing, unsecured and due on demand.

(d)

During the nine months ended March 31, 2011, the Company incurred management fees of $44,996 (2010 - $42,755), $44,996 (2010 - $45,195), and $55,353 (2010 - $51,975) to the Chief Executive Officer of the Company, President of the Company, and Chief Financial Officer, respectively.

(e) During the nine months ended March 31, 2011, the Company incurred rent of $13,274 (2010 - $12,551) to a company with common directors and officers.

(f)

As at March 31, 2011, $21,612 (Cdn$21,000) (June 30, 2010 - $7,071 (Cdn$7,500)) is owed to a company with common directors and officers and is included in accounts payable. The amount due is non- interest bearing, unsecured and due on demand.

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

On August 21, 2009, the Board of Directors of the Company adopted the Company’s 2009 Stock Option Plan (the “2009 Plan”). A total of 6,162,000 shares of the Company’s common stock are available for issuance under the 2009 Plan. As at March 31, 2011, the Company had 3,041,500 stock options available for granting pursuant to the 2009 Plan.

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

During the nine months ended March 31, 2011, the Company recorded stock-based compensation of $nil (2010 - $362,614) as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Number of	Price	Value
	Options	$	$

Outstanding and exercisable, June 30, 2010 and March 31, 2011	3,548,417	0.27	–

As at March 31, 2011, the weighted average remaining contractual life of the outstanding stock options is 3.09 years.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2011
(Expressed in U.S. dollars)
(unaudited)

7.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$

Balance, June 30, 2010	9,047,321	0.13

Expired	(1,290,333)	0.46

Balance, March 31, 2011	7,756,988	0.08

As at March 31, 2011, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date

7,756,988	0.08	June 30, 2011

8.	Contingent Liability

On January 23, 2007, Focused Investor Relations Marketing Inc. commenced an action in Ontario, Canada against the Company seeking payment in the amount of $84,000 pursuant to an oral agreement. The Company believes that this action is without merit and will defend its position vigorously.

9.	Commitment

On January 26, 2011, the Company entered into an agreement whereby an agent will try and secure a private placement offering of 4,285,714 units at a price of Cdn$0.35 (“offering price”) per unit for gross proceeds of up to Cdn$1,500,000 (“brokered offering”). Each unit will consist of one share of common stock and one-half share purchase warrant with each whole share purchase warrant exercisable at Cdn$0.50 per share for a period of eighteen months. The Company has agreed to grant the agent an over-allotment option to purchase up to 2,857,142 units at the offering price for gross proceeds of Cdn$1,000,000 within ten business days of the closing of the brokered offering. The agent will receive a cash commission equal to 6% of the gross proceeds of the brokered offering and a non-transferable option entitling the agent to purchase up to 6% of the units sold under the brokered offering and the over-allotment option at the offering price for a period of eighteen months from the date the Company gets listed on the TSX Venture Exchange. Upon execution of the agreement, the Company is to pay the agent a non-refundable fee of Cdn$11,200 which will be credited against the agent’s legal costs on closing. The agent has also agreed to act as the sponsor in support of the Company’s listing on the TSX Venture Exchange. The Company will pay the agent a sponsorship fee of Cdn$20,000 and reimburse the agent for legal (capped at Cdn$25,000), due diligence (Cdn$5,000) and out-of-pocket expenses. The Company has paid a non-refundable payment of $36,019 (Cdn$35,000) which has been recorded as deferred financing costs as at March 31, 2011

10.	Subsequent Event

Subsequent to March 31, 2011, the Company has received gross proceeds of Cdn$623,986 and further share subscription commitments totalling $548,324. The Company had approved a non-brokered private placement of up to 9,142,857 units at Cdn$0.35 per unit for gross proceeds of up to Cdn$3,200,000. Each unit will consist of one share and one-half share purchase warrant, with each whole share purchase warrant entitling the holder to purchase an additional share at a price of $0.50 per share for a period of eighteen months from the date of issuance. The Company will also have the right to accelerate the expiry date of the warrants if the trading price of the Company’s common stock has been equal to or greater than $0.60 for ten consecutive trading days.

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

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine month period ended March 31, 2011 and changes in our financial condition from our fiscal year ended June 30, 2010. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 28, 2010.

Due to insufficient capital, we did not conduct any exploration work on our New York Canyon Project during the nine month period ended March 31, 2011. Our exploration program for the New York Canyon Project involves the following:

(i)	Re-analysis of 2006 Longshot Ridge drill pulps, duplicate samples, blank samples and standards by an independent laboratory to determine the correct copper values;

(ii)	Acquiring representative mineralized material at Longshot Ridge for metallurgical test work samples to determine the optimal copper beneficiation process; and

(iii)	Initiate environmental base line studies for permitting advanced exploration.

In order to implement our exploration program and to continue our operations, we anticipate that we will require the following:

12 Month Total
ITEM AND ACTIVITY	Budget
LAND STATUS
2011 - 2012 unpatented claim maintenance fees	$195,000
Monthly Payments – Patented Claims	72,000
EXPLORATION PROGRAM
Re-assay 2006 Longshot Ridge drill pulps	180,000
Metallurgical sampling and testing	125,000
Environmental base line study work	85,000
Geological mapping	30,000
Filed supplies and support	30,000
Management fee	50,000
Contingency	55,000
GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	120,000
TOTAL	$942,000

As at March 31, 2011, we had cash of $10,601 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $942,000. We do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek financing to meet our planned expenditures. However, there is no assurance we will be successful in raising the necessary funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	March 31		Increase /	March 31		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Operating Expenses	(172,605)	(109,739)	57.3%	(617,746)	(938,191)	(34.2)%

Other Expenses	(6,887)	-	100%	(9,823)	(1,169)	740.3%

Net Loss	$(179,492)	$(109,739)	63.6%	$(627,569)	$(939,360)	(33.2)%

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

Expenses

Our expenses for the three and nine month periods ended March 31, 2011 and 2010 consisted of the following:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	March 31		Increase /	March 31		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Operating Expenses:
Foreign exchange loss	$19,989	$9,078	120.2%	$45,454	$43,134	5.4%
General and administrative	133,738	69,161	93.4%	311,149	625,664	(50.3)%
Mineral exploration costs	18,878	31,500	(40.1)%	261,143	269,413	(3.1)%
Sub-total	$172,605	$109,739	57.3%	$617,746	$938,191	(34.2)%
Other Expenses:
Interest expense	6,887	-	100%	9,823	1,169	740.3%
Sub-total	$6,887	$-	100%	$9,823	$1,169	740.3%
Total Expenses	$179,492	$109,739	63.6%	$627,569	$939,360	(33.2)%

Our operating expenses increased from $109,739, during the three months ended March 31, 2010, to $172,605, during the three months ended March 31, 2011. The increase in our operating expenses is due to increases in general administrative expenses and foreign exchange loss. This was partially offset by decreases in mineral exploration costs.

Our operating expenses decreased from $939,191, during the nine months ended March 31, 2010, to $617,746, during the nine months ended March 31, 2011. The decrease in our operating expenses is due to decreases in general administrative expenses and mineral exploration costs. This was partially offset by a slight increase in foreign exchange loss.

General and administration expenses, during the three and nine months ended March 31, 2011, primarily consisted of: (i) consulting fees incurred for services provided by our executive officers; and (ii) legal and accounting fees in connection with meeting our ongoing reporting requirements under the Securities Exchange Act of 1934.

Mineral exploration costs, during the three and nine months ended March 31, 2011, consisted of annual payments to maintain the New York Canyon Project in good standing, mineral lease payments and consulting fees in connection with our New York Canyon Project.

We anticipate that our expenses will increase over the next twelve months due to our ongoing planned exploration activities on the New York Canyon Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2011	At June 30, 2010	Increase / Decrease
Current Assets	$52,041	$256,269	(79.7)%
Current Liabilities	(692,514)	(437,523)	58.3%
Working Capital Deficit	$(640,473)	$(181,254)	253.4%

Cash Flows
	Nine Months Ended	Nine Months Ended
	March 31, 2011	March 31, 2010
Cash Used in Operating Activities	$(441,957)	$(646,683)
Cash Provided by Investing Activities	-	-
Cash Provided by Financing Activities	199,640	530,498
Net Decrease in Cash During Period	$(242,317)	$(116,185)

As at March 31, 2011, we had a working capital deficit of $640,473 as compared to a working capital deficit of $181,254 as at June 30, 2010. The increase to our working capital deficit is primarily a result of a significant decrease in cash in order to meet ongoing operating expenses and mineral claim payments on our New York Canyon Project.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and requires us to obtain financing. We recorded a net loss of $627,569 for the nine months ended March 31, 2011 and have an accumulated deficit of $21,613,056 since inception. As at March 31, 2011, we had cash of $10,601 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $942,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek financing to meet our planned expenditures. In January 2011, our Board of Directors approved the following private placement offerings.

Non-Brokered Private Placement

We have approved the Non-Brokered Offering of 9,000,000 units (the “Units”) at a price of CDN $0.35 per Unit. Each Unit will consist of one share of our common stock and one-half share purchase warrant (the “Warrants”), with each whole warrant entitling the holder to purchase an additional share of our common stock at a price of CDN $0.50 per share for a period of eighteen months from the date of issuance of the Units. We may accelerate the expiry date of the Warrants if the trading price of our common stock is equal to or greater than CDN $0.60 per share for ten consecutive trading days. The Non-Brokered Offering will be made to persons who are not “U.S. Persons” as defined by Regulation S of the Securities Act of 1933.

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

Brokered Private Placement

On January 26, 2011, we entered into an engagement letter with MGI Securities Inc. (“MGI”) whereby MGI has agreed to act as the agent for a private placement offering of 4,285,714 units at a price of CDN $0.35 per Unit for gross proceeds of up to CDN $1,500,000 (the “Brokered Offering”). Each Unit will consist of one share of our Common Stock and one-half share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of our common stock at a price of CDN $0.50 per share for a period of 18 months from the date of issuance of the Units. We may accelerate the expiry date of the warrants if the trading price of our common stock is equal to or greater than CDN $0.60 per share for ten consecutive days. We agreed to grant MGI an over-allotment option to purchase up to 2,857,142 Units at the offering price for gross proceeds of CDN $1,000,000 within ten business days of closing of the Brokered Offering.

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

Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010 (the “2010 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which will require us to obtain financing. We recorded a net loss of $627,569 for the nine months ended March 31, 2011 and have an accumulated deficit of $21,613,056 since inception. As at March 31, 2011, we had cash of $10,601 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $942,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek financing to meet our planned expenditures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

Amendments to 2009 Stock Option Plan

On May 4, 2011, we amended our 2009 Stock Option Plan (the “Plan”) in order to satisfy certain requirements set out in TSX Venture Exchange (the “Exchange”) Policy 4.4 – Incentive Stock Options. In particular, we amended the 2009 Stock Option Plan as follows:

(a)	The maximum number of shares issuable under the Plan was amended from a fixed amount to a 10% rolling plan.

(b)

In any twelve month period, no more than: (i) 5% of the issued and outstanding shares may be reserved for issuance to any one individual; (ii) 2% of the issued and outstanding shares may be reserved for issuance to any one consultant; and (iii) 2% of the issued and outstanding shares may be reserved for issuance to all employees engaged in providing Investor Relations Activities.

(c)

Disinterested stockholder approval will be required for any future amendments to the Plan or any option in respect of options granted to insiders involving a reduction of the exercise price, including a reduction effected by cancelling an existing option followed by a grant of new options exercisable at a lower price within the subsequent year.

The above description of the amendments to the 2009 Stock Option Plan does not purport to be complete, and is qualified in its entirety by reference to the full text of the Amended and Restated 2009 Stock Option Plan, which is attached as Exhibit 10.86 to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

Amended and Restated Bylaws

On May 4, 2011, we amended and restated our bylaws (the “Amended and Restated Bylaws”). The amendment to the bylaws was for the purpose of complying with Exchange listing requirements and updating and removing certain outdated and redundant provisions that existed in our previous bylaws. The changes that were made in the Amended and Restated Bylaws encompass among other things the following:

(a)	Annual Meetings of the Stockholders

The Amended and Restated Bylaws require us to hold an annual meeting of the stockholders each year. Such annual meeting shall be no later than the earlier of six months after our most recently completed fiscal year or fifteen months after our last annual meeting;

The Amended and Restated Bylaws also provide that for business to be properly brought before an annual meeting by a stockholder, the stockholder must provide notice 120 days prior to the date that is the first anniversary of the date of the preceding year's mailing to registered stockholders of the proxy statement for our annual meeting of stockholders. However, in the event that no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than thirty (30) days from the date contemplated at the time of the previous year's proxy statement, notice by the stockholder to be timely must be a reasonable time before we begin to print and send our proxy materials to registered stockholders.

The Bylaws were also amended to reduce the stockholder meeting quorum requirement from a majority of the issued and outstanding shares to one percent (1%) of the issued and outstanding shares.

(b)	Directors

In order to conform with the Exchange’s policies, the Amended and Restated Bylaws provide that, in the event that we are listing on a Canadian Stock Exchange, any rights of the Board of Directors under Nevada law to take action to protect the Corporation’s interests and its stockholders by granting or denying any rights, privileges, power or authorities of our stockholders shall not be exercised by the Board of Directors

In addition, the Amended and Restated Bylaws increased the vote required to remove a member of the Board of Directors from a majority of the issued and outstanding shares to not less than two-thirds (2/3) of the issued and outstanding shares entitled to vote.

(c)	Shares

The Amended and Restated Bylaws have adopted provisions that limit the Board of Directors from issuing shares in certain circumstances. In particular:

(i) The Board of Directors may not issue shares for promissory notes or future services if we are listed on a Canadian Stock Exchange.

(ii) Issued shares must be fully paid and non-assessable and the stockholders of such shares shall not be liable to us or our creditors in respect thereof.

(iii)

In the event that we are listed on a Canadian Stock Exchange, and for a period of 90 days thereafter, we shall not issue and the Board of Directors shall not authorize the issuance of any share for consideration that is less in value than the fair equivalent of the money that the we would have received if the share had been issued for money. In determining whether any property, benefit or services are the fair equivalent of any money consideration, the members of the Board of Directors may take into account reasonable charges and expenses of organization and reorganization and payments for properties, benefits or services already received or performed that are reasonably likely to benefit us.

(iv)

The Amended and Restated Bylaws also provide that members of the Board of Directors who vote for or consent to a resolution authorizing the issuance of a share for consideration other than money are liable to us for any amount by which the consideration received is less than the fair equivalent of the money that we would have received if the share had been issued for money. A director will note be liable if he had no knowledge or could not reasonably have known that the share was issued for consideration less than the fair equivalent of the money.

(e)	Director and Officer Indemnity

The Amended and Restated Bylaws provide that we are not required to indemnify our directors and officers in connection with any proceeding unless they: (i) acted honestly and in good faith with a view to our best interests, or, as the case may be, to the best interests of the other entity for which the individual acted as a director or officer or in a similar capacity at our request; and (ii) in the case of a criminal or administrative action or proceeding that is enforced by a monetary penalty, the person had reasonable grounds for believing that the person’s conduct was lawful.

(g)	Power to Amend Bylaws

The Amended and Restated Bylaws now provide that the directors shall have the power to adopt, amend, or repeal these Bylaws. However, the directors must submit a Bylaw, or the adoption, amendment or repeal of a Bylaw to our stockholders at the next meeting of stockholders, and the stockholders may confirm, reject or amend the Bylaw, amendment or repeal

Any Bylaw, or an amendment or a repeal of a Bylaw, is effective from the date of the director approval until it is confirmed, confirmed as amended or rejected by the stockholders and, where the Bylaw is confirmed or confirmed as amended, it will continue in effect in the form in which it was so confirmed.

If a Bylaw, or an amendment or a repeal of a Bylaw is rejected by our stockholders, or if the directors do not submit a Bylaw, or amendment or a repeal of a Bylaw to the stockholders, the Bylaw or the amendment or repeal of the Bylaw ceases to be effective and no subsequent resolution of the directors to adopt, amend or repeal a Bylaw having substantially the same purpose or effect is effective until it is confirmed or confirmed as amended by the stockholders.

The above description of the Amended and Restated Bylaws does not purport to be complete, and is qualified in its entirety by reference to the full text our Amended and Restated Bylaws, which are attached as Exhibit 3.4 to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation.(13)
3.2	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 166,666,666 shares, par value $0.00001 per share.(23)
3.3	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 131,666,666 shares, par value $0.00001 per share.(28)

Exhibit
Number	Description of Exhibit
3.4	Amended and Restated Bylaws.
4.1	Specimen Stock Certificate.(13)
10.1	2004 Nonqualified Stock Option Plan.(3)
10.2	2006 Stock Incentive Plan dated April 5, 2006.(9)
10.3	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between the Company and Langley Park Investments PLC.(4)
10.4	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(2)
10.5	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(5)
10.6	Consulting Agreement dated April 5, 2005 between the Company and Anthony Harvey.(6)
10.7	Consulting Agreement dated August 5, 2005 between the Company and Chris Broili.(10)
10.8	Consulting Agreement dated August 10, 2005 between the Company and Mel Klohn.(10)
10.9	Consulting Agreement dated August 22, 2005 between the Company and Carlo Civelli.(10)
10.10	Consulting Agreement dated September 20, 2005 between the Company and Richard Dixon.(7)
10.11	Consulting Agreement dated September 20, 2005 between the Company and Richard Kehmeier.(7)
10.12	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(8)
10.13	Consulting Agreement dated January 19, 2006 between the Company and Mark A. Reynolds.(7)
10.14	Consulting Agreement dated February 1, 2006 between the Company and Linda Erdman.(7)
10.15	Consulting Agreement dated February 1, 2006 between the Company and Geoffrey Goodall.(7)
10.16	Consulting Agreement dated February 1, 2006 between the Company and Robert Young.(10)
10.17	Debt Settlement Agreement dated November 8, 2005 between the Company and Cameron Reynolds.(10)
10.18	Mineral Processing Research Agreement dated March 22, 2006 among the Company, Nevada Sunrise, LLC and INTOR Resources Corporation.(10)
10.19	Loan Agreement dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(11)
10.20	Loan Agreement dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(11)
10.21	Convertible Promissory Note dated September 12, 2006 between the Company and Aton Ventures Fund Ltd.(11)
10.22	Convertible Promissory Note dated September 11, 2006 between the Company and Asset Protection Fund Ltd.(11)
10.23	Promissory Note dated August 16, 2006 between the Company and Anthony Harvey.(12)
10.24	First Amendment Loan Agreement dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(14)
10.25	First Amendment to Loan Agreement dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(14)
10.26	Convertible Promissory Note dated November 27, 2006 between the Company and Aton Ventures Fund Ltd.(14)
10.27	Convertible Promissory Note dated November 27, 2006 between the Company and Asset Protection Fund Ltd.(14)
10.28	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(15)

Exhibit
Number	Description of Exhibit
10.29	Sponsorship Agreement dated March 29, 2007 between the Company and Union Securities Ltd.(16)
10.30	Engagement Letter dated March 29, 2007 between the Company and Union Securities Ltd.(16)
10.31	Second Amendment to Loan Agreement dated April 12, 2007 between the Company and Aton Ventures Fund Ltd.(16)
10.32	Second Amendment to Loan Agreement dated April 11, 2007 between the Company and Asset Protection Fund Ltd.(16)
10.33	Loan Agreement dated April 25, 2007 between the Company and Aton Select Fund Limited.(16)
10.34	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.(16)
10.35	Loan Agreement dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(16)
10.36	Promissory Note dated April 25, 2007 between the Company and Aton Select Fund Limited.(16)
10.37	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of CDN$50,000.(16)
10.38	Promissory Note dated April 25, 2007 between the Company and Anthony Harvey for the loan of $100,000.(16)
10.39	Termination Agreement dated September 25, 2007 between the Company and Mark Reynolds.(17)
10.40	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(18)
10.41	Third Amendment to Loan Agreement dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(18)
10.42	Convertible Promissory Note dated November 30, 2007 between the Company and Aton Ventures Fund Ltd.(18)
10.43	Convertible Promissory Note dated November 30, 2007 between the Company and Asset Protection Fund Ltd.(18)
10.44	Management Consulting Agreement dated December 1, 2007 between the Company, ARH Management Ltd. and Anthony Harvey.(18)
10.45	Management Consulting Agreement dated December 1, 2007 between the Company, Ainsworth-Jenkins Holdings Inc. and Benjamin Ainsworth.(18)
10.46	2007 Stock Incentive Plan.(18)
10.47	Form of Non-Qualified Stock Option Agreement between the Company and Directors and Officers.(18)
10.48	Loan Agreement dated April 1, 2008 between the Company and Anthony Harvey.(19)
10.49	Promissory Note dated April 1, 2008 between the Company and Anthony Harvey.(19)
10.50	Loan Agreement dated May 8, 2008 between the Company and Anthony Harvey.(20)
10.51	Promissory Note dated May 8, 2008 between the Company and Anthony Harvey.(20)
10.52	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Aton Select Fund Limited.(20)
10.53	Convertible Promissory Note dated May 9, 2008 between the Company and Aton Select Fund Limited.(20)
10.54	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.(20)
10.55	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey for the loan of $100,000.(20)

Exhibit
Number	Description of Exhibit
10.56	First Amendment to Loan Agreement dated May 9, 2008 between the Company and Anthony Harvey for the loan of CDN$50,000.(20)
10.57	Convertible Promissory Note dated May 9, 2008 between the Company and Anthony Harvey for the loan of CDN$50,000.(20)
10.58	Loan Agreement dated July 7, 2008 between the Company and Anthony Harvey for the loan of CDN $25,000.(21)
10.59	Promissory Note dated July 7, 2008 between the Company and Anthony Harvey for the loan of CDN $25,000.(21)
10.60	Fourth Amendment to Loan Agreement dated January 13, 2009 between the Company and Aton Ventures Fund Ltd.(22)
10.61	Convertible Promissory Note dated January 13, 2009 between the Company and Aton Ventures Fund Ltd.(22)
10.62	Fourth Amendment to Loan Agreement dated January 13, 2009 between the Company and Asset Protection Fund Ltd.(22)
10.63	Convertible Promissory Note dated January 13, 2009 between the Company and Asset Protection Fund Ltd.(22)
10.64	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 USD.(22)
10.65	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 USD.(22)
10.66	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(22)
10.67	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(22)
10.68	First Amendment to Loan Agreement dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(22)
10.69	Convertible Promissory Note dated January 13, 2009 between the Company and Anthony Harvey for the loan of $25,000 CDN.(22)
10.70	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Aton Ventures Fund Ltd.(24)
10.71	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Silver BF Energy Ventures Sdn. Bhd.(24)
10.72	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Asset Protection Fund Ltd.(24)
10.73	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Barroco Foundation.(24)
10.74	Subscription and Debt Settlement Agreement dated for reference June 15, 2009 between the Company and Aton Select Fund Limited.(24)
10.75	2009 Stock Option Plan.(25)
10.76	Form of Non-Qualified Stock Option Agreement between Canyon Copper Corp. and Directors and Officers.(25)
10.77	Purchase and Sale Agreement dated August 5, 2010 between Canyon Copper Corp. and ESO Uranium Corp. (26)
10.78	Loan Agreement dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey. (27)
10.79	Promissory Note dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey for the loan of $50,000 (USD). (27)
10.80	Loan Agreement dated November 22, 2010 between Canyon Copper Corp. and Anthony Harvey.(28)

Exhibit
Number	Description of Exhibit
10.81	Promissory Note dated November 22, 2010 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN).(28)
10.82	Loan Agreement dated January 19, 2011 between Canyon Copper Corp. and Anthony Harvey.(29)
10.83	Promissory Note dated January 19, 2011 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN).(29)
10.84	Engagement letter dated January 26, 2011 between MGI Securities Inc. and Canyon Copper Corp. (30)
10.85	Sponsorship Engagement Letter dated January 26, 2011 between MGI Securities Inc. and Canyon Copper Corp. (30)
10.86	Amended and Restated 2009 Stock Option Plan
14.1	Code of Ethics.(1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(1)
99.2	Disclosure Committee Charter.(1)

Notes:

(1)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(3)	Filed with the SEC as an exhibit to our Registration Statement on Form S-8 filed on June 17, 2004.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(5)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(6)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 23, 2005.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(8)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 22, 2006.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 15, 2006.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 7, 2006.
(13)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2006.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.
(16)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 21, 2007.
(17)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 28, 2007.
(18)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 6, 2007.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 7, 2008.
(20)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on May 15, 2008.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 11, 2008.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 20, 2009.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 19, 2009.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 6, 2009.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 24, 2009.
(26)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on September 28, 2010.
(27)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 13, 2010.
(28)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 29, 2010.
(29)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 21, 2011.
(30)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON COPPER CORP.

Dated:	May 9, 2011	By:	/s/ Anthony R. Harvey
ANTHONY R. HARVEY
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 9, 2011	By:	/s/ Kurt Bordian
KURT BORDIAN
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial
Officer)