Form 10-K
period 2011-06-30
CANYON COPPER CORP.
filed 2011-09-28
CIK 1112706

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $18,641,034, based on a closing price of $0.32 of the issuer’s common stock on December 31, 2010.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
68,396,934, as at September 26, 2011.

CANYON COPPER CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2011

TABLE OF CONTENTS

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

We intend to discuss in its quarterly and annual reports any events or circumstances that occurred during the period to which such documents relate that are reasonably likely to cause actual events or circumstances to differ materially from those disclosed in this Annual Report. New factors emerge from time to time, and it is not possible for management to predict all of such factors and to assess in advance the impact of each such factor on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forwarding looking statement.

We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly its periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the "Exchange Act").

As used in this Annual Report, the terms “we,” “us,” “our,” “Canyon Copper,” and the “Company” refer to Canyon Copper Corp., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

PART I

ITEM 1.	BUSINESS.

OVERVIEW

We were incorporated on January 21, 2000 under the laws of the State of Nevada.

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We currently hold 100% title in a major claim block totalling 1,293 unpatented mineral claims, covering approximately 25,860 acres located in Mineral County, Nevada (the “New York Canyon Claims”). We also hold 21 patented mineral claims covering an area of approximately 420 acres, located within the vicinity of the New York Canyon Claims area. We collectively refer to the New York Canyon Claims and the patented claims as the “New York Canyon Project.” See “Item 2. Properties”.

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

RECENT CORPORATE DEVELOPMENTS

Since the filing of our Quarterly Report for the fiscal quarter ended March 31, 2011 with the SEC on May 10, 2011, we experienced the following significant corporate developments:

1.	We completed our non-brokered private placement offering (the "Non-Brokered Offering") as follows:

(a)

On May 11, 2011, we completed a private placement of 3,206,602 units at a price of CDN $0.35 per unit for total proceeds of CDN $1,112,310.70 (US $1,171,392). Each unit consisted of one share of common stock and one-half of one non-transferable share purchase warrant (each whole share purchase warrant a “Warrant”). Each whole Warrant entitles the holder to purchase one additional share of common stock at a price of CDN $0.50 per share until November 10, 2012. The issuance was completed pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Securities Act”).

(b)

On May 11, 2011, we completed a private placement of 142,857 units at a price of CDN $0.35 per unit for total proceeds of approximately CDN $50,000 (US $52,187) to a person that was a member of our Board of Directors at the time of issuance. Each unit consisted of one share of common stock and one-half of one non-transferable Warrant. Each whole Warrant entitles the holder to purchase one additional share of common stock at a price of CDN $0.50 per share until November 10, 2012. The issuance was completed pursuant to the provisions of Section 4(2) of the Securities Act.

(c)

On June 8, 2011, we completed a private placement of 97,856 units at a price of CDN $0.35 per unit for total proceeds of CDN $34,250 (US $35,027). Each unit consisted of one share of common stock and one-half of one non-transferable Warrant. Each whole Warrant entitles the holder to purchase one additional share of common stock at a price of CDN $0.50 per share until December 7, 2012. The issuance was completed pursuant to the provisions of Regulation S of the Securities Act.

(d)

On July 8, 2011, we completed a private placement of 857,142 units at a price of CDN $0.35 per unit for gross proceeds of CDN $300,000 (US $311,100) to a company owned by Anthony Harvey, Chairman, CEO and a member of our Board of Directors. Each unit consisted of one share of common stock and one-half of one non-transferable Warrant. Each whole Warrant entitles the holder to purchase one additional share of common stock at a price of CDN $0.50 per share until January 8, 2013. This issuance was completed pursuant to the provisions of Regulation S of the Securities Act.

2.

On July 13, 2011, we completed our brokered private placement offering (the “Brokered Private Placement”) by issuing 2,164,071 units at a price of CDN $0.35 per unit for gross proceeds of CDN $757,424.85 (USD $785,449.57). Each unit consisted of one share of common stock and one-half of one non-transferable Warrant. Each whole Warrant entitles the holder to purchase one additional share of common stock at a price of CDN $0.50 per share until January 13, 2013. The issuance was completed pursuant to the provisions of Regulation S of the Securities Act. MGI Securities Inc. (“MGI”) acted as lead agent for the brokered private placement. In connection with the offering, we paid MGI a cash commission of CDN $45,445.49 (USD $47,126.97) and issued MGI, and its sub agents, an option to purchase 129,844 units at a price of CDN $0.35 per unit until January 13, 2013 (the “Agent’s Option”). On exercise of the Agent’s Option, each unit will consist of one share of our common stock and one-half of one non-transferable Warrant (the “Agent’s Warrants”). Each whole Agent’s Warrant will entitle the holder to purchase one additional share of common stock at a price of CDN $0.50 per share until January 13, 2013. The issuance of the Agent’s Option was completed pursuant to Regulation S of the Securities Act.

3.	Our shares of common stock commenced trading on the TSX Venture Exchange on July 18, 2011 under the symbol “CNC”. We are classified as a Tier 1 Mining Issuer on the TSX Venture Exchange.

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

Federal Claim Maintenance Fees

In order to maintain our New York Canyon Project claims each year we must pay a maintenance fee of $140 per claim to the Nevada State Office of the Bureau of Land Management and on November 1 of each year we must file an affidavit and Notice of Intent to Hold the claims in Mineral County. We have paid the required maintenance fees and filed the affidavits required in order to extend the claims to August 31, 2012.

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

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The quotation price of our common stock, if we obtain a public quotation at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activities and if we do not obtain sufficient financing, our business will fail.

We were incorporated on January 21, 2000 and to date have been involved primarily in the acquisition of our mineral property and the exploration and development on this property. We have no exploration history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  our ability to locate a profitable mineral property; and

  our ability to generate revenues.

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which may require us to obtain financing. We recorded a net loss of $852,281 for the year ended June 30, 2011 and have an accumulated deficit of $21,837,768 since inception. As at June 30, 2011, we had cash of $1,226,964. Subsequent to June 30, 2011, we raised gross proceeds of CDN $1,057,425 (USD $1,096,549.73) from the sale of our securities. For the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $1,090,000. Accordingly, we have sufficient funds to meet our planned expenditures over the next twelve months. In the event that we decide to proceed with phase two of our exploration program, of which there is no assurance, we will be required to raise additional financing.

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

As noted in the financial statements that are included with this Annual Report, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. These conditions, as indicated in our audit report included in this Annual Report for the year ended June 30, 2011, raise substantial doubt as to our ability to continue as a going concern. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

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

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the New York Canyon Project and such other factors as government regulations, including regulations relating to allowable production, exporting of minerals, and environmental protection. If we do not find a mineral reserve or define a mineral inventory containing gold, silver or copper or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and investors will lose their investment.

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

As we undertake exploration of our New York Canyon project, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

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

There has been a very limited public trading market for our securities, and the market for our securities may continue to be limited and be sporadic and highly volatile.

There is currently a limited public market for our common stock. Our common stock trades in Canada on the TSX Venture Exchange and over the counter in the United States on the OTC Bulletin Board and OTCQB market place. We cannot assure you that an active market for our shares will be established or maintained in the future. The OTC Bulletin Board and OTCQB are not national securities exchanges, and many companies have experienced limited liquidity when traded through these quotation systems. Holders of our common stock may, therefore, have difficulty selling their shares, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares, which may be purchased, may be sold without incurring a loss. The market price of our shares, from time to time, may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the shares in the future.

In addition, the market price of our common stock may be volatile, which could cause the value of our common stock to decline. Securities markets experience significant price and volume fluctuations. This market volatility, as well as general economic conditions, could cause the market price of our common stock to fluctuate substantially. Many factors that are beyond our control may significantly affect the market price of our shares. These factors include:

  price and volume fluctuations in stock markets;
  changes in our operating results;
  any increase in losses from levels expected by securities analysts;

  changes in regulatory policies or law;
  operating performance of companies comparable to us; and
  general economic trends and other external factors.

Even if an active market for our common stock is established, stockholders may have to sell their shares at prices substantially lower than the price they paid for the shares or might otherwise receive than if an active public market existed.

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

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Securities Exchange Act of 1934 (the “Exchange Act”). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

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

We rent approximately 1,606 square feet of office space located at Suite 408, 1199 West Pender Street, Vancouver, British Columbia, Canada from ESO Uranium Corp. at a cost of approximately $1,500 per month. This rental is on a month-to-month basis with no formal agreements.

We do not own any real property. We currently hold 100% title in a major claim block totalling 1,293 unpatented mineral claims, covering approximately 25,860 acres located in Mineral County, Nevada (the “New York Canyon Claims”). We also hold 21 patented mineral claims covering an area of approximately 420 acres, located within the vicinity of the New York Canyon Claims area. We collectively refer to the New York Canyon Claims and the patented mineral claims as the “New York Canyon Project.”

NEW YORK CANYON PROJECT

Description of Property

New York Canyon Claims

The 1,293 unpatented lode mining claims were physically staked on the ground. Unpatented claims require annual maintenance fees of $140 per claim payable to the U.S. Bureau of Land Management (“BLM”) by August 31 of each year. Additionally, the county requires recording fees of approximately $15 per claim each year. The claims are current and in good standing through August 31, 2012.

The acquisition of title to the claims was completed pursuant to the terms of the Property Option Agreement dated March 18, 2004 (the “Property Option Agreement”) among the Company and Nevada Sunrise LLC (“Nevada Sunrise”), Robert Weicker, Sharon Weicker, Kurt Schendel, and Tami Schendel (collectively, the “Optionors”).

Under the terms of the Property Option Agreement, we exercised our option to acquire the New York Canyon Claims by: (i) paying $460,000 to the Optionors; (ii) issuing 526,667 shares of our common stock to the Optionors; and (iii) incurring exploration expenditures of a minimum of $2,250,000 on the New York Canyon Claims. The Optionors also retained a 2% net smelter returns royalty (the “Royalty”) over any future production. We have the option to reduce the Royalty to 1% by making a lump sum payment of $1,000,000 to the Optionors.

In accordance with the terms of the Property Option Agreement and upon our acquisition of the New York Canyon Claims, Nevada Sunrise assigned to us its interest under two lease agreements. On October 9, 2004, Nevada Sunrise entered into a lease agreement with Tammy Gentry and Pat Hannigan pursuant to which it obtained a nine year lease over the Copper Queen #2 patented mineral claim. As a result of the assignment of this lease, we are required to pay $1,500 per quarter commencing on October 1, 2004. We have the option to acquire Copper Queen #2 by paying $50,000, of which the quarterly payments may be applied, to the lessors. As of the date of this Annual Report, we have paid $40,500 in lease payments which will be credited towards the total purchase price of $50,000.

In addition, on January 1, 2005, Nevada Sunrise entered into a lease agreement with Clifford DeGraw and Richard Markiewicz pursuant to which it obtained a seven year lease over the Mildred and Copper Queen #1 patented mineral claim. As a result of the assignment of these leases, we have acquired the Mildred and Copper Queen #1 patented claims by paying an aggregate $130,000 as follows: (i) $2,500 per quarter commencing on April 1, 2005 (which payments have been made); (ii) $3,500 per quarter commencing on April 1, 2006; (iii) $4,000 per quarter commencing on April 1, 2007; (iv) $5,000 per quarter commencing on April 1, 2008; and (v) $7,500 per quarter commencing on April 1, 2009. On April 1, 2011, we exercised our option to acquire the Mildred and Copper Queen #1 patented claims by virtue of making the final lease payment to the lessors.

Lease Agreement with Jaycor Mining Inc.

On July 21, 2004, we entered into a lease agreement (the “Jaycor Lease Agreement”) with Jaycor Mining, Inc. (“Jaycor”). Under the terms of the Lease Agreement, we were granted rights to explore and, if proved feasible, develop 18 patented mineral claims held by Jaycor (the “Jaycor Claims”). These rights were granted as a lease for an initial term of 15 years, and are renewable for a further 15 years.

As consideration for the lease of the Jaycor Claims, we were required to pay Jaycor the following amounts prior to the commencement of any future production activities: (i) $25,000 on execution of the Jaycor Lease Agreement; (ii) $1,000 monthly commencing on the first anniversary; (iii) $2,000 monthly commencing on the second anniversary; and (iv) $3,000 monthly commencing on the third anniversary and continuing for as long as the Jaycor Lease Agreement is in effect (collectively, the “Jaycor Minimum Payments”)

In addition to the Minimum Payments, we have issued an aggregate of 6,583 shares to Jaycor in accordance with the Jaycor Lease Agreement. As of the date of this Annual Report, we have made all required Minimum Payments and is in good standing under the Jaycor Lease Agreement.

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
Soda Spring Valley
Luning
New York Canyon
CANADA
UNITED STATES
NEVADA
Reno

N
0 1 2 3 4 kilometers
0 1 2 3 4 miles

BK EXPLORATION ASSOC.

NEW YORK CANYON PROJECT
Mineral County, Nevada USA

LOCATION AND REGIONAL GEOLOGY OF EASTERN MINERAL COUNTY, NEVADA, USA

July 31, 2008

Figure 1

Location and Access, Climate, Local Resources, and Physiography

The New York Canyon Project is approximately five miles east of Luning and 30 miles east of Hawthorne, the seat of Mineral County, in the sparsely populated west central part of Nevada. The largest full-service city with daily commercial air flights to most major American cities is Reno, located 169 miles north-northwest of the New York Canyon Project via paved highway US95. Access to the New York Canyon Project from Hawthorne is via paved highway US95 for 25 miles to Luning and then by 5 miles of all-weather gravel road.

The New York Canyon Project is at the south end of the Gabbs Valley Range with part of the New York Canyon Project extending westward into Soda Spring Valley. The terrain is part of the “Basin and Range” physiographic province consisting of steep rugged hills at elevations from 5,500 to 7,000 feet separated by broad basins ranging from 4,600 to 5,500 feet elevation.

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

Luning Formation - these carbonates consist primarily of dolomite and limestone. Alteration associated with these rocks includes a skarn mineral suite consisting primarily of serpentine, talc, garnet, magnetite, and locally diopside. The serpentine and talc minerals in skarn form sinuous veins along the structures within the dolomite and are very diagnostic of skarn formation in dolomite. Due to the massive nature of the Luning Formation, the altering and mineralizing solutions closely followed high-angle cross-cutting structures and formed limited skarn halos with only small areas of moderately high grade copper mineralization.

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

Current Exploration Program

Further exploration is recommended for the New York Canyon Project. A two-phase exploration program is recommended to effectively test the property. Phase One of this program will consist of re-analysis of 2006 drilling, additional metallurgical testwork, and environmental base line studies. If results of this work are favorable, then the Phase Two program of definition drilling, permitting and scoping studies will follow.

The estimated costs of the Phase One program are detailed in following table and include:

  re-analysis of 2006 Longshot Ridge drill pulps, duplicate samples, blank samples and standards by an independent laboratory to determine the correct copper values;
  acquiring representative mineralized material at Longshot Ridge for metallurgical testwork samples to determine the optimal copper beneficiation process;
  initiate environmental base line studies for permitting advanced exploration.

A budget of $0.6 million will be necessary to support the Phase One exploration program recommended above. The estimated costs of the Phase One program are detailed in following table.

Re-Assaying	$180,000
Metallurgical Sampling and testing	$125,000
Environmental (Base line study work)	$85,000
Geological Mapping	$30,000
Field Supplies and support	$30,000
Labor	$45,000
Management fee	$50,000
Contingency	$55,000
Total	$600,000

We commenced the Phase One exploration program in July 2011 and anticipate that it will be completed in December, 2011.

The estimated costs of the Phase Two program are detailed in following table and include:

  definition drilling, permitting and scoping studies designed to advance the Longshot Ridge project to a pre- feasibility stage;

  drill-testing geophysical targets generated from the IP survey and other geological targets in the Copper Queen and Champion areas;

  continuation of metallurgical testwork to refine the optimal copper beneficiation process for completion of a pre- feasibility study.

Analyses	$450,000
Drilling	$1,550,000
Equipment and Supplies	$65,000
Environmental	$30,000
Field Supplies and Support	$145,000
Geological Mapping	$20,000
Labor	$180,000
Metallurgical Testing	$65,000
Management Fee	$200,000
Contingency	$295,000
Total	$3,000,000

A budget of $3.6 million will be necessary to support the Phase One and Phase Two exploration programs recommended above. Our ability to commence and complete Phase Two of our exploration program is subject to our obtaining substantial financing, of which there is no assurance.

ITEM 3.	LEGAL PROCEEDINGS.

On January 29, 2007, we received a statement of claim filed in the Ontario Superior Court of Justice from a company claiming unpaid investor relations fees of $25,916 and requesting the balance of an alleged retainer of $84,000. We are vigorously disputing this claim and believe this action is without merit.

Other than the legal proceeding described above, we are not currently a party to any legal proceedings.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Shares of our common stock trade in Canada on the TSX Venture Exchange under the symbol “CNC” and over the counter in the United States on the OTC Bulletin Board and OTCQB market place under the symbol “CNYC." As our shares of common stock were not listed on the TSX Venture Exchange until July 18, 2011, the following table indicates the high and low bid prices of our shares of common stock on the OTC Bulletin Board obtained during the periods indicated:

	2011		2010
	High	Low	High	Low
First Quarter ended September 30	$0.13	$0.05	$0.20	$0.05
Second Quarter ended December 31	$0.35	$0.05	$0.10	$0.05
Third Quarter ended March 31	$0.45	$0.25	$0.085	$0.03
Fourth Quarter ended June 30	$0.40	$0.28	$0.03	$0.03

The above quotations have been adjusted to reflect our 79-for-100 reverse split effective November 24, 2010. Quotations entered on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS OF OUR COMMON STOCK

As of September 26, 2011, we had 167 registered holders of our common stock holding an aggregate of 68,396,934. We believe a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of depositories.

We are in preliminary negotiations with the liquidators of Langley Park Investment Trust plc (“Langley Park”) to repurchase the Series A Convertible Preferred Stock (the “Preferred Stock”). However, there is no assurance that we will reach an agreement with the liquidators of Langley Park.

DIVIDENDS

We have neither declared nor paid any cash dividends on our capital stock since our inception and do not contemplate paying cash dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. Our board of directors will determine future dividend declarations and payments, if any, in light of the then-current conditions they deem relevant and in accordance with Chapter 78 of Nevada Revised Statutes (the “NRS”).

There are no restrictions in our articles of incorporation or in our bylaws which prevent us from declaring dividends. Chapter 78 of NRS, however, does prohibit us from declaring dividends where, after giving effect to the distribution of a dividend:

(a)	We would not be able to pay our debts as they become due in the usual course of business; or

(b)

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving distributions.

RECENT SALES OF UNREGISTERED SECURITIES

All unregistered sales of our equity securities made during the fiscal year ended June 30, 2011 have been previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Over the next twelve months, our plan of operation is to re-analyze the 2006 Longshot Ridge drill pulps and to initiate environmental base line studies, which will permit us to conduct advanced exploration if warranted. In order to implement our exploration program and to continue our operations, we anticipate that we will require the following:

ITEM AND ACTIVITY	12 Month Total Budget
LAND STATUS
2011 - 2012 unpatented claim maintenance fees	$190,000
Monthly Payments – Patented Claims	42,000
EXPLORATION PROGRAM
Re-assay 2006 Longshot Ridge drill pulps	180,000
Metallurgical sampling and testing	125,000
Environmental base line study work	85,000
Geological mapping	30,000
Filed supplies and support	30,000
Management fee	50,000
Contingency	55,000
GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	258,000
TOTAL	$1,090,000

As at June 30, 2011, we had cash of $1,226,964. Subsequent to June 30, 2011, we raised proceeds of CDN $1,057,425 (USD $1,096,549.73) from the sale of our securities. For the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $1,090,000. Accordingly, we have sufficient funds to meet our planned expenditures over the next twelve months. In the event that we wish to proceed with phase two of our exploration program, of which there is no assurance, we will be required to raise substantial financing. However, there is no assurance we will be successful in raising such funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended	Year Ended	Percentage
	June 30, 2011	June 30, 2010	Increase / Decrease
Revenue	$-	$-	n/a
Operating Expenses	(841,815)	(1,056,103)	(20.3)%
Other Income (Expense)	(10,466)	(1,169)	795.3%
Net Loss	$(852,281)	$(1,057,272)	(19.4)%

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

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended	Year Ended	Percentage
	June 30, 2011	June 30, 2010	Increase / Decrease
Operating expenses:
Foreign exchange loss	$41,050	$29,448	39.4%
General and administrative	395,371	716,684	(44.8)%
Mineral exploration costs	405,394	309,971	30.8%
Sub-total	$841,815	$1,056,103	(20.3)%
Other (income) expense:
Gain on change in fair value of derivative	(7,024)	-	n/a
liabilities
Interest expense	17,490	1,169	1,396.2%
Sub-total	$10,466	$1,169	795.3%
Total Expenses	$852,281	$1,057,272	(19.4)%

Our operating expenses decreased from $1,056,103, during the year ended June 30, 2010, to $841,815, during the year ended June 30, 2011. The decrease in our operating expenses is due to a decrease in general and administrative expenses. This amount was partially offset by increases in mineral exploration costs and foreign exchange loss.

In fiscal 2011, general and administration expenses primarily consisted of: (i) consulting fees incurred for services provided by our executive officers; and (ii) legal and accounting fees in connection with our listing on the TSX Venture Exchange and meeting our ongoing reporting requirements under the Exchange Act. Additional general and administrative expenses in fiscal 2010 are mainly due to the fact that we recorded stock-based compensation of $362,614.

Mineral exploration costs consisted of annual payments to maintain the New York Canyon Project in good standing, mineral lease payments and consulting fees in connection with our New York Canyon Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At June 30, 2011	At June 30, 2010	Increase / Decrease
Current Assets	$1,270,655	$256,269	395.8%
Current Liabilities	780,265	437,523	78.3%
Working Capital (Deficit)	$490,390	$(181,254)	370.6%

Cash Flows
	Year Ended	Year Ended
	June 30, 2011	June 30, 2010
Cash Flows used in Operating Activities	$(678,759)	$(709,687)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	1,652,805	535,489
Net Increase (decrease) in Cash During the Year	$974,046	$(174,198)

Our working capital increased from a deficit of $181,254, as at June 30, 2010, to a surplus of $490,390, as at June 30, 2011. The increase in working capital was primarily a result of the fact that we raised proceeds of $1,514,130 from the sale of our common stock. This amount was primarily offset by an increase in accounts payable and amounts due to related parties.

During the year ended June 30, 2011, we completed the following private placement financings:

(a)	a non-brokered offering of 3,304,458 units for gross proceeds of CDN $1,146,560.70 (USD $1,206,419) pursuant to Regulation S of the Securities Act; and

(b)	a non-brokered offering of 142,857 units for gross proceeds of CDN $50,000 (USD $52,187) pursuant to Section 4(2) of the Securities Act.

Subsequent to the year ended June 30, 2011, we completed the following private placement financings:

(a)	a brokered offering of 2,164,071 units for gross proceeds of CDN $757,424.85 (USD $785,449.57) pursuant to Regulation S of the Securities Act; and

(b)	a non-brokered offering of 857,142 units for gross proceeds of CDN $300,000 (USD $311,100) pursuant to Regulation S of the Securities Act.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project. For the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $1,090,000. We have sufficient funds to meet our planned expenditures over the next twelve months. In the event that we wish to proceed with phase two of our exploration program on the New York Canyon Project, we will need to seek financing to meet our planned expenditures. There is no assurance that we will be able to obtain financing in the future.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to our audited financial statements included in this Annual Report for the year ended June 30, 2011.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

1.	Report of Independent Registered Public Accounting Firm;

3.	Balance Sheets as at June 30, 2011 and 2010;

4.	Statements of Operations for the years ended June 30, 2011 and 2010 and accumulated from inception to June 30, 2011;

5.	Statement of Stockholders’ Equity (Deficit) for the period from inception to June 30, 2011;

6.	Statements of Cash Flows for the years ended June 30, 2011 and 2010 and accumulated from inception to June 30, 2011; and

7.	Notes to the Financial Statements.

CANYON COPPER CORP.
(An Exploration Stage Company)
June 30, 2011
(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Canyon Copper Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Canyon Copper Corp. (An Exploration Stage Company) as of June 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from July 1, 2009 to June 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and accumulated from July 1, 2009 to June 30, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

September 23, 2011

CANYON COPPER CORP.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	June 30,	June 30,
	2011	2010
	$	$

ASSETS
Current Assets
Cash	1,226,964	252,918
Prepaid expenses and deposits	43,691	3,351
Total Current Assets	1,270,655	256,269
Deferred financing costs	60,965	–
Total Assets	1,331,620	256,269

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	188,837	142,655
Accrued liabilities	–	2,288
Due to related parties (Note 4)	591,428	292,580
Total Current Liabilities	780,265	437,523
Due to related parties (Note 4)	77,784	–
Derivative liabilities (Note 5)	389,826	–
Total Liabilities	1,247,875	437,523

Nature of Operations and Continuance of Business (Note 1)
Contingent Liability (Note 9)
Commitment (Note 10)
Subsequent Event (Note 13)

Stockholders’ Equity (Deficit)
Preferred stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 500,000 shares	5	5
Common stock Authorized: 131,666,666 shares, par value $0.00001 Issued and outstanding: 65,375,721 shares (2010 – 61,928,163 shares)	654	619
Additional paid-in capital	21,620,854	20,803,609
Common stock subscribed	300,000	–
Deficit accumulated during the exploration stage	(21,837,768)	(20,985,487)
Total Stockholders’ Equity (Deficit)	83,745	(181,254)
Total Liabilities and Stockholders’ Equity (Deficit)	1,331,620	256,269

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

			Accumulated
			From
			January 21, 2000
	Year Ended		(date of inception)
	June 30,		to June 30,
	2011	2010	2011
	$	$	$

Revenue	–	–	–

Operating Expenses

Depreciation	–	–	5,540
Foreign exchange loss	41,050	29,448	16,569
General and administrative (Note 4)	395,371	716,684	9,864,765
Impairment of mineral property costs	–	–	2,759,130
Impairment of property and equipment	–	–	10,811
Mineral exploration costs	405,394	309,971	5,330,867

Total Operating Expenses	841,815	1,056,103	17,987,682

Operating Loss	(841,815)	(1,056,103)	(17,987,682)

Other Income (Expense)

Accretion of discounts on convertible debt	–	–	(799,963)
Debt conversion expense	–	–	(2,010,076)
Gain on change in fair value of derivative liabilities	7,024	–	439,739
Gain on write-off of accounts payable	–	–	3,020
Loss on settlement of related party debt	–	–	(2,871)
Impairment of investment securities	–	–	(459,817)
Interest expense	(17,490)	(1,169)	(356,234)
Loss on extinguishment of debt	–	–	(252,454)
Loss on sale of investment securities	–	–	(411,430)

Total Other Income (Expense)	(10,466)	(1,169)	(3,850,086)

Net Loss	(852,281)	(1,057,272)	(21,837,768)

Net Loss Per Share, Basic and Diluted	(0.01)	(0.02)

Weighted Average Shares Outstanding	62,393,000	60,606,000

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2011
(Expressed in U.S. dollars)

							Deficit
							Accumulated
					Additional	Common	During the
	Preferred Stock		Common Stock		Paid-in	Stock	Exploration
	Shares	Amount	Shares	Amount	Capital	Subscribed	Stage	Total
	#	$	#	$	$	$	$	$
Balance, January 21, 2000 (date of inception)	–	–	–	–	–	–	–	–
Issuance of stock for services and payment of advances for $0.0076 per share	–	–	36,340,000	364	274,636	–	–	275,000
Net loss for the period	–	–	–	–	–	–	(290,820)	(290,820)
Balance, June 30, 2000	–	–	36,340,000	364	274,636	–	(290,820)	(15,820)
Net loss for the year	–	–	–	–	–	–	(11,766)	(11,766)
Balance, June 30, 2001	–	–	36,340,000	364	274,636	–	(302,586)	(27,586)
Issuance of stock for cash at $0.0138 per share	–	–	5,407,501	54	74,347	–	–	74,401
Net loss for the year	–	–	–	–	–	–	(43,817)	(43,817)
Balance, June 30, 2002	–	–	41,747,501	418	348,983	–	(346,403)	2,998
Net loss for the year	–	–	–	–	–	–	(17,713)	(17,713)
Balance, June 30, 2003	–	–	41,747,501	418	348,983	–	(364,116)	(14,715)
Cancellation of stock owned by a director	–	–	(23,173,333)	(232)	232	–	–	–
Conversion of debentures	–	–	–	–	–	902,126	–	902,126
Issuance of stock for cash at $5.6962 per share	–	–	184,333	2	1,049,998	–	–	1,050,000
Stock issuance costs	–	–	–	–	(105,000)	–	–	(105,000)
Net loss for the year	–	–	–	–	–	–	(1,601,036)	(1,601,036)
Balance, June 30, 2004	–	–	18,758,501	188	1,294,213	902,126	(1,965,152)	231,375

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2011
(Expressed in U.S. dollars)

								Deficit
							Accumulated	Accumulated
					Additional	Common	Other	During the
	Preferred Stock		Common Stock		Paid-in	Stock	Comprehensive	Exploration
	Shares	Amount	Shares	Amount	Capital	Subscribed	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$

Balance, June 30, 2004	–	–	18,758,501	188	1,294,213	902,126	–	(1,965,152)	231,375

Issuance of stock for consulting services	–	–	105,333	1	761,999	–	–	–	762,000
Cancellation of stock issued for consulting services	–	–	(52,667)	(1)	(727,999)	–	–	–	(728,000)
Issuance of stock pursuant to the exercise of options	–	–	105,333	1	199,999	–	–	–	200,000

Issuance of stock pursuant to conversion of debentures	–	–	144,677	1	902,125	(902,126)	–	–	–
Issuance of stock pursuant to mineral property option agreements	–	–	371,300	4	1,876,496	–	–	–	1,876,500
Issuance of stock to settle related party debt	–	–	52,044	1	73,123	–	–	–	73,124
Cancellation of stock owned by the President of the Company	–	–	(5,266,667)	(53)	53	–	–	–	–
Issuance of preferred stock for investment securities	500,000	5	–	–	1,382,013	–	–	–	1,382,018
Unrealized loss on investment securities	–	–	–	–	–	–	(437,712)	–	(437,712)

Fair value of stock options granted	–	–	–	–	384,144	–	–	–	384,144
Intrinsic value of beneficial conversion features	–	–	–	–	180,183	–	–	–	180,183

Net loss for the year	–	–	–	–	–	–	–	(4,025,401)	(4,025,401)

Balance, June 30, 2005	500,000	5	14,217,854	142	6,326,349	–	(437,712)	(5,990,553)	(101,769)

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2011
(Expressed in U.S. dollars)

							Deficit
						Accumulated	Accumulated
					Additional	Other	During the
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Exploration
	Shares	Amount	Shares	Amount	Capital	Loss	Stage	Total
	#	$	#	$	$	$	$	$

Balance, June 30, 2005	500,000	5	14,217,854	142	6,326,349	(437,712)	(5,990,553)	(101,769)
Issuance of stock for cash at $0.9494 per share	–	–	1,316,667	13	1,249,987	–	–	1,250,000
Issuance of stock for cash at $1.1392 per share	–	–	395,000	4	449,996	–	–	450,000
Issuance of stock for geological data at a fair value of $1.4811 per share	–	–	6,583	–	9,750	–	–	9,750
Issuance of stock to settle debt at a fair value of $1.405 per share	–	–	16,786	–	23,585	–	–	23,585
Issuance of stock for cash at $1.519 per share	–	–	1,178,417	12	1,789,988	–	–	1,790,000
Share issuance costs	–	–	–	–	(222,668)	–	–	(222,668)
Issuance of stock pursuant to a mineral property agreement	–	–	131,667	1	284,999	–	–	285,000
Fair value of stock options granted	–	–	–	–	3,229,195	–	–	3,229,195
Issuance of stock pursuant to the exercise of stock options	–	–	39,500	1	52,499	–	–	52,500
Unrealized loss on investment securities recognized as an impairment loss	–	–	–	–	–	437,712	–	437,712
Net loss for the year	–	–	–	–	–	–	(7,692,137)	(7,692,137)
Balance, June 30, 2006	500,000	5	17,302,474	173	13,193,680	–	(13,682,690)	(488,832)

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2011
(Expressed in U.S. dollars)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total
	#	$	#	$	$	$	$
Balance, June 30, 2006	500,000	5	17,302,474	173	13,193,680	(13,682,690)	(488,832)
Issuance of stock for cash at $0.9494 per share	–	–	683,613	7	648,993	–	649,000
Issuance of stock for cash at $1.1392 per share	–	–	43,889	1	49,999	–	50,000
Issuance of shares pursuant to mineral property agreement	–	–	135,617	1	172,949	–	172,950
Issuance of shares to settle debt	–	–	105,333	1	99,999	–	100,000
Issuance of shares to settle related party debt	–	–	5,583	–	5,300	–	5,300
Issuance of shares to settle convertible debentures	–	–	362,593	4	344,230	–	344,234
Intrinsic value of beneficial conversion features	–	–	–	–	254,749	–	254,749
Net loss for the year	–	–	–	–	–	(2,177,278)	(2,177,278)
Balance, June 30, 2007	500,000	5	18,639,102	187	14,769,899	(15,859,968)	(1,089,877)
Issuance of stock for cash at $0.9494 per share	–	–	316,000	3	299,997	–	300,000
Fair value of stock options granted	–	–	–	–	578,932	–	578,932
Net loss for the year	–	–	–	–	–	(1,216,504)	(1,216,504)
Balance, June 30, 2008	500,000	5	18,955,102	190	15,648,828	(17,076,472)	(1,427,449)

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2011
(Expressed in U.S. dollars)

								Deficit
								Accumulated
					Additional	Common	Stock	During the
	Preferred Stock		Common Stock		Paid-in	Stock	Subscriptions	Exploration
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Stage	Total
	#	$	#	$	$	$	$	$	$

Balance, June 30, 2008	500,000	5	18,955,102	190	15,648,828	–	–	(17,076,472)	(1,427,449)
Issuance of stock for cash at $0.38 per share	–	–	1,290,333	13	489,987	–	–	–	490,000
Issuance of stock for cash at $0.047 per share	–	–	14,931,000	149	755,851	–	(56,000)	–	700,000
Share issuance costs	–	–	–	–	(2,767)	–	–	–	(2,767)
Issuance of shares to settle convertible debentures	–	–	15,513,978	155	2,980,208	–	–	–	2,980,363
Net loss for the year	–	–	–	–	–	–	–	(2,851,743)	(2,851,743)
Balance, June 30, 2009	500,000	5	50,690,413	507	19,872,107	–	(56,000)	(19,928,215)	(111,596)
Issuance of stock for cash at $0.051 per share	–	–	11,237,750	112	568,888	–	–	–	569,000
Fair value of stock options granted	–	–	–	–	362,614	–	–	–	362,614
Share subscriptions received	–	–	–	–	–	–	56,000	–	56,000
Net loss for the year	–	–	–	–	–	–	–	(1,057,272)	(1,057,272)
Balance, June 30, 2010	500,000	5	61,928,163	619	20,803,609	–	–	(20,985,487)	(181,254)
Rounding due to stock split	–	–	243	–	–	–	–	–	–
Issuance of stock for cash at Cdn$0.35 per unit	–	–	3,447,315	35	1,258,572	–	–	–	1,258,607
Fair value of share purchase warrants recorded as derivative liabilities	–	–	–	–	(396,850)	–	–	–	(396,850)
Share issuance costs	–	–	–	–	(44,477)	–	–	–	(44,477)
Share subscriptions received	–	–	–	–	–	300,000	–	–	300,000
Net loss for the year	–	–	–	–	–	–	–	(852,281)	(852,281)
Balance, June 30, 2011	500,000	5	65,375,721	654	21,620,854	300,000	–	(21,837,768)	83,745

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

			Accumulated from
			January 21, 2000
	Year Ended		(date of inception)
	June 30,		to June 30,
	2011	2010	2011
	$	$	$

Operating Activities
Net loss	(852,281)	(1,057,272)	(21,837,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	–	–	799,963
Amortization of deferred financing costs	–	–	27,475
Bad debts	–	–	3,000
Depreciation	–	–	5,540
Foreign exchange translation loss on debt	5,929	–	(26,266)
Gain on change in fair value of derivative liabilities	(7,024)	–	(439,739)
Gain on recovery of accounts payable	–	–	(3,020)
Impairment of investment securities	–	–	564,223
Impairment of mineral property costs	–	–	2,747,630
Impairment of property and equipment	–	–	10,811
Loss on conversion of debt	–	–	2,010,076
Loss on extinguishment of debt	–	–	252,454
Loss on sale of investment securities	–	–	411,430
Loss on settlement of related party debt	–	–	2,871
Stock-based compensation	–	362,614	4,872,104
Changes in operating assets and liabilities:
Amount receivable	–	–	(3,000)
Prepaid expenses and deposits	(40,340)	(2,571)	(43,691)
Accounts payable and accrued liabilities	43,894	(137,216)	433,910
Due to related parties	171,063	124,758	649,439
Net Cash Used in Operating Activities	(678,759)	(709,687)	(9,562,558)
Investing Activities
Proceeds received on sale of investment securities	–	–	432,060
Acquisition of mineral properties	–	–	(413,138)
Purchase of property and equipment	–	–	(16,351)
Net Cash Provided by Investing Activities	–	–	2,571
Financing Activities
Advances from related parties	199,640	–	346,659
Proceeds from issuance of notes and loans payable	–	–	448,363
Proceeds from issuance of convertible debentures	–	–	1,684,655
Repayment of notes payable	–	(89,511)	(319,792)
Repayment of convertible debentures	–	–	(149,092)
Debt financing costs	–	–	(250,143)
Deferred financing costs	(60,965)	–	(60,965)
Proceeds from share subscriptions and issuance of common stock	1,558,607	625,000	9,131,743
Stock issuance costs	(44,477)	–	(44,477)
Net Cash Provided by Financing Activities	1,652,805	535,489	10,786,951
Increase (Decrease) in Cash	974,046	(174,198)	1,226,964
Cash, Beginning of Period	252,918	427,116	–
Cash, End of Period	1,226,964	252,918	1,226,964

Supplementary Cash Flow Information (Note 12)

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2011
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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raising sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As at June 30, 2011, the Company has not generated any revenue and has accumulated losses of $21,837,768 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan for the next twelve months is to continue initial exploration activities on the New York Canyon Project in Nevada. The agreements pursuant to which the Company acquired its interests in the New York Canyon Project provide for a series of cash payments and annual filing maintenance costs. If the Company fails to make such payments or expenditures in a timely fashion, it may lose its interest in those properties. As at June 30, 2011, the Company had cash of $1,226,964 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $1,090,000. Accordingly, the Company currently has sufficient funds to meet planned expenditures over the next twelve months. However, there is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Presentation

These financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is June 30.

	(b)	Use of Estimates

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

	(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2011
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(d)	Investment Securities

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

	(e)	Mineral Property Costs

The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	(f)	Long-Lived Assets

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

	(g)	Asset Retirement Obligations

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

	(h)	Income Taxes

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

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2011
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(h)	Income Taxes (continued)

As of June 30, 2011 and 2010, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2007 to 2010. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended June 30, 2011 and 2010, there were no charges for interest or penalties.

	(i)	Foreign Currency Translation

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

	(j)	Financial Instruments and Fair Value Measures

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

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2011
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(k)	Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2011 and 2010, the Company had no items that represent comprehensive income or loss.

	(l)	Loss Per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As a June 30, 2011, the Company had 5,272,075 (2010 – 15,943,973) dilutive potential shares outstanding.

	(m)	Stock-based Compensation

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

	(n)	Recent Accounting Pronouncements

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

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2011
(Expressed in U.S. dollars)

3.	Mineral Properties

(a)

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

(b)

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

(c)

On August 5, 2010, the Company entered into a Purchase and Sale Agreement with a company with common directors and officers, whereby the Company sold 39 mineral claims located in the Mineral County, Nevada, for consideration of $10 and the retention of a 2% net smelter return royalty.

4.	Related Party Transactions

(a)

As at June 30, 2011, the Company was indebted to the President of the Company for $222,983 (Cdn$215,000) (2010 - $146,144 (Cdn$155,000)). The amount due is non-interest bearing, unsecured and due on demand.

	(b)	As at June 30, 2011, the Company was indebted to the Chief Executive Officer of the Company for $446,229 (Cdn$413,209) (2010 - $146,144 (Cdn$155,000)), which consists of the following amounts:

		(i)	$222,983 (Cdn$215,000) (2010 - $146,144 (Cdn$155,000)) for management fees, which is non- interest bearing, unsecured and due on demand;

(ii)

$77,784 (Cdn$75,000) (2010 - $nil) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on May 22, 2012. As at June 30, 2011, accrued interest of $7,033 (Cdn$6,780) is owing on this loan.

(iii)

$50,000 (2010 - $nil) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on April 1, 2012. As at June 30, 2011, accrued interest of $5,466 is owing on this loan.

(iv)

$77,784 (Cdn$75,000) (2010 - $nil) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on July 1, 2012. As at June 30, 2011, accrued interest of $5,179 (Cdn$4,993) is owing on this loan.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2011
(Expressed in U.S. dollars)

4.	Related Party Transactions (continued)

(c)	As at June 30, 2011, the Company was indebted to the Chief Financial Officer of the Company for $nil (2010 - $292 (Cdn$310)), which is non-interest bearing, unsecured and due on demand;

(d)

During the year ended June 30, 2011, the Company incurred management fees of $60,497 (2010 - $60,505), $60,497 (2010 - $56,898), and $74,173 (2010 - $69,300) to the Chief Executive Officer of the Company, President of the Company, and Chief Financial Officer, respectively.

(e)

During the year ended June 30, 2011, the Company incurred geological support fees of $nil (2010 - $20,000), office and general expenses of $nil (2010 - $20,000), and rent of $17,957 (2010 - $16,956) to a company with common directors and officers.

(f)

As at June 30, 2011, $nil (2010 - $7,071 (Cdn$7,500)) is owed to a company with common directors and officers and is included in accounts payable. The amount due is non-interest bearing, unsecured and due on demand.

5.	Derivative Liabilities

The Company has share purchase warrants that were issued in private placements which have exercise prices denominated in Canadian dollars which differs from the Company’s functional currency (U.S. dollars). As a result, these share purchase warrants cannot be considered to be indexed to the Company’s own stock and accordingly must be accounted for as derivative liabilities with changes in fair value recorded in the statement of operations.

The fair value of the derivative liability for the 1,674,730 share purchase warrants exercisable at Cdn$0.50 per share issued on May 11, 2011 was $385,694. The fair value of the derivative liability for the 48,928 share purchase warrants exercisable at Cdn$0.50 per share issued on June 8, 2011 was $11,156.

The fair values of these share purchase warrants as at June 30, 2011 and 2010 are as follows:

	2011	2010
	$	$

1,674,730 warrants expiring on November 10, 2012	378,707	–
48,928 warrants expiring on December 7, 2012	11,119	–

	389,826	–

During the year ended June 30, 2011, the Company recorded a gain on the change in fair value of the derivative liabilities of $7,024 equal to the difference in the fair value of the derivative liabilities at the issuance dates and June 30, 2011.

The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The following table shows the weighted average assumptions used in the calculations:

		Risk-free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)

As at issuance date:

1,674,730 warrants expiring on November 10, 2012	175%	0.37%	0%	1.5
48,930 warrants expiring on December 7, 2012	172%	0.29%	0%	1.5

As at June 30, 2011	180%	0.32%	0%	1.4

6.	Common Stock

Stock transactions for the year ended June 30, 2011:

(a)

On November 24, 2010, the Company effected a 79-for-100 reverse stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital decreased from 166,666,666 shares of common stock to 131,666,666 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2011
(Expressed in U.S. dollars)

6.	Common Stock

Stock transactions for the year ended June 30, 2011 (continued):

(b)

On May 11, 2011, the Company issued 3,349,459 units at a price of Cdn$0.35 per unit for proceeds of $1,223,579 (Cdn$1,172,311). Each unit consisted of one share of common stock and one-half of one share purchase warrant, with each whole share purchase warrant entitling the holder to purchase an additional share of common stock at Cdn$0.50 per share until November 10, 2012.

(c)

On June 8, 2011, the Company issued 97,856 units at a price of Cdn$0.35 per unit for proceeds of $35,027 (Cdn$34,250). Each unit consisted of one share of common stock and one-half of one share purchase warrant, with each whole share purchase warrant entitling the holder to purchase an additional share of common stock at Cdn$0.50 per share until December 7, 2012.

(d) During the year ended June 30, 2011, the Company received $300,000 which is included in common stock subscribed as at June 30, 2011. Refer to Note 13.

Stock transactions for the year ended June 30, 2010:

(a) On August 10, 2009, the Company issued 10,151,500 shares of common stock at a price of $0.0506 per share for proceeds of $514,000.

(b) On August 31, 2009, the Company issued 1,086,250 shares of common stock at a price of $0.0506 per share for proceeds of $55,000.

(c) During the year ended June 30, 2010, the Company received $56,000 which was included in stock subscriptions receivable as at June 30, 2009.

7.	Stock Options

On August 21, 2009 (as amended), the Board of Directors of the Company adopted the Company’s 2009 Stock Option Plan (the “2009 Plan”). The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan is 10% of the Company’s issued and outstanding shares. As at June 30, 2011, the Company had 2,989,150 stock options available for granting pursuant to the 2009 Plan.

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

During the year ended June 30, 2011, the Company recorded stock-based compensation of $nil (2010 - $362,614) as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Number of	Exercise Price	Value
	Options	$	$

Outstanding, June 30, 2009	941,416	0.97

Granted	3,239,000	0.13
Expired	(631,999)	0.58

Outstanding, June 30, 2010 and 2011	3,548,417	0.27	712,580

As at June 30, 2011, the weighted average remaining contractual life of the outstanding stock options is 2.84 years.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2011
(Expressed in U.S. dollars)

8.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$

Balance, June 30, 2009	9,363,321	0.16

Expired	(316,000)	1.14

Balance, June 30, 2010	9,047,321	0.13

Issued	1,723,658	0.52
Expired	(9,047,321)	0.13

Balance, June 30, 2011	1,723,658	0.52

As at June 30, 2011, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date

1,674,730	Cdn$0.50	November 10, 2012
48,928	Cdn$0.50	December 7, 2012

1,723,658

9.	Contingent Liability

On January 23, 2007, Focused Investor Relations Marketing Inc. commenced an action in Ontario, Canada against the Company seeking payment in the amount of $84,000 pursuant to an oral agreement. The Company believes that this action is without merit and will defend its position vigorously.

10.	Commitment

On January 26, 2011, the Company entered into an agreement whereby an agent will try and secure a private placement offering of 4,285,714 units at a price of Cdn$0.35 (“offering price”) per unit for gross proceeds of up to Cdn$1,500,000 (“brokered offering”). Each unit will consist of one share of common stock and one-half share purchase warrant with each whole share purchase warrant exercisable at Cdn$0.50 per share for a period of eighteen months. The Company has agreed to grant the agent an over-allotment option to purchase up to 2,857,142 units at the offering price for gross proceeds of Cdn$1,000,000 within ten business days of the closing of the brokered offering. The agent will receive a cash commission equal to 6% of the gross proceeds of the brokered offering and a non-transferable option entitling the agent to purchase up to 6% of the units sold under the brokered offering and the over-allotment option at the offering price for a period of eighteen months from the date the Company gets listed on the TSX Venture Exchange. Upon execution of the agreement, the Company is to pay the agent a non-refundable fee of Cdn$11,200 which will be credited against the agent’s legal costs on closing. The agent has also agreed to act as the sponsor in support of the Company’s listing on the TSX Venture Exchange. The Company will pay the agent a sponsorship fee of Cdn$20,000 and reimburse the agent for legal (capped at Cdn$25,000), due diligence (Cdn$5,000) and out-of-pocket expenses. The Company has paid a non- refundable payment of $36,300 (Cdn$35,000) which has been recorded as deferred financing costs as at June 30, 2011. Refer to Note 13.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2011
(Expressed in U.S. dollars)

11.	Income Taxes

The Company has net operating losses carried forward of $6,938,388 available to offset taxable income in future years which expire beginning in fiscal 2020.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2011	2010
	$	$
Net loss before income taxes per financial statements	(852,281)	(1,057,272)
Income tax rate	35%	35%
Income tax recovery	298,298	370,045
Permanent differences and other	2,459	(126,914)
Change in valuation allowance	(300,757)	(243,131)
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at June 30, 2011 and 2010 are as follows:

	2011	2010
	$	$

Mineral property costs	2,831,499	2,689,611
Net operating losses carried forward	2,429,068	2,270,199
Valuation allowance	(5,260,567)	(4,959,810)

Net deferred income tax asset	–	–

As at June 30, 2011, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

12.	Supplemental Cash Flow Information

			Accumulated from
			January 21, 2000
	Year Ended		(date of inception)
	June 30,		to June 30,
	2011	2010	2011
	$	$	$

Non-cash Investing and Financing Activities:

Preferred stock issued for investment securities	–	–	1,535,575
Investment securities used to pay the finder’s fee for the preferred stock issuance	–	–	153,557
Common stock issued to settle debt	–	–	3,528,100
Common stock issued for mineral property lease	–	–	2,334,492

Supplemental Disclosures:

Interest paid	–	26,729	98,850
Income taxes paid	–	–	–

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2011
(Expressed in U.S. dollars)

13.	Subsequent Event

On July 12, 2011, the Company issued 2,164,071 units at Cdn$0.35 per unit for proceeds of Cdn$757,425 pursuant to a brokered private placement and issued 857,142 units at Cdn$0.35 per unit for proceeds of Cdn$300,000 pursuant to a non-brokered private placement. Each unit consists of one share of common stock and one-half of one share purchase warrant, with each whole share purchase warrant entitling the holder to purchase an additional share of the common stock at a price of Cdn$0.50 per share until January 13, 2013. Subject to the terms and conditions of the warrants, the Company may accelerate the expiry date of the warrants if the Company’s shares close at a price equal to or greater than Cdn$0.60 for ten consecutive trading days. If the Company elects to exercise its accelerated expiry date, the accelerated expiry date will be thirty days after the Company sends out the notice of acceleration. In connection with this private placement, the Agent was paid Cdn$45,445 and issued 129,844 units at Cdn$0.35 per unit on the same terms of the private placement.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their respective ages and titles are as follows:

NAME OF DIRECTOR / OFFICER	AGE	POSITION
Anthony Harvey	77	Director, Chairman and Chief Executive Officer
Benjamin Ainsworth	70	Director, President And Secretary
Kurt Bordian	43	Chief Financial Officer and Treasurer
Bryan Wilson	61	Director
James E. Yates	69	Director

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

Mr. Ainsworth is the principal, senior geologist and mining consultant of Ainsworth Jenkins Holdings Inc. The consulting firm has been responsible for concept, design and implementation of a number of exploration projects. Mr. Ainsworth is a director of several public companies including Black Panther Mining Corp. (BPC.TSX.V), ESO Uranium Corp. (ESO-TSX.V), Columbia Yukon Explorations Inc. (CYU-TSX.V), Consolidated Venturex Holdings Ltd. (CVA-TSX.V), Sultan Minerals Inc. (SUL-TSX.V), Hathor Exploration Ltd. (HAT-TSX.V) and Dajin Resources Ltd. (DJI-TSX.V).

Kurt Bordian (Chief Financial Officer and Treasurer): Mr. Kurt Bordian was appointed as our Chief Financial Officer on January 6, 2006 and as our Treasurer on November 7, 2007. Mr. Bordian is responsible for our financial management functions. He has worked primarily in the mineral exploration and oil and gas industries over the past 12 years.

Mr. Bordian currently serves as a director or officer on a number mineral exploration and development companies, including: Chief Financial Officer of ESO Uranium Corp. (ESO-TSX.V) since November 2006; director of Thor Explorations Ltd. (THX-TSX.V); director of Calypso Uranium Corp. (CLP-TSX.V) since April 2006 and former Chief Financial Officer from February 2006 to March 2007; and director of Palo Duro Energy Inc. (PDE-TSX.V) since August, 2006 and former Chief Financial Officer from August, 2006 to September, 2006.

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

Mr. Wilson obtained a Bachelor of Science from the University of Waterloo in 1975. He has worked in the fields of mining exploration and development for 18 years and financial services for 12 years. He has filled various roles such as a Mining Analyst for C.M. Oliver and Dominick & Dominick Securities Inc. and as a Corporate Finance Specialist for Thames Capital. Since September 2008, Mr. Wilson has served as Director, Exploration Business Development of Centerra Gold (CG – TSX), a company engaged in the acquisition, development and production of gold properties in Central Asia, the former Soviet Union and emerging markets. Mr. Wilson is currently a director of Doubleview Capital Corp. (DBV – TSXV), a company engaged in the exploration of mineral properties in British Columbia. Mr. Wilson previously served as President and CEO of Gee-Ten Ventures Inc. (GTV – TSX.V), a company engaged in the exploration and development of mineral projects, from February 2008 to September 2008 and as a director of Gee-Ten Ventures Inc. from February 2008 to February 2010. Since September 1999, Mr. Wilson has acted as a director of Spider Resources Inc. (SPQ-TSX.V), a junior exploration company, and was the CEO and President of Spider Resources Inc. from June 2003 to June 2005.

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

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

Our audit committee currently consists of Anthony Harvey, James E. Yates and Bryan Wilson. Mr. Harvey is not an independent director as he currently acts as our Chairman and Chief Executive Officer. Mr. Yates and Mr. Wilson are independent members of our Board of Directors. See “Item 13 – Certain Relationships and Related Transactions, and Director Independence”.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, other than as described below, we believe that, during the year ended June 30, 2011, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Anthony Harvey Director, Chairman and Chief Executive Officer	None	None	None
Benjamin Ainsworth Director, President And Secretary	None	None	None
Kurt Bordian Chief Financial Officer and Treasurer	None	None	None
Bryan Wilson Director	None	None	None
James E. Yates Director	One	One	None
Milton Datsopoulos Former Director	None	None	None

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, as of our fiscal years ended June 30, 2011 and 2010:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Anthony Harvey, Director, Chairman and CEO(1)	2011 2010	60,497 60,505	- -	- -	- 106,131	- -	- -	- -	60,497 166,636
Kurt Bordian, CFO and Treasurer(2)	2011 2010	74,173 69,300	- -	- -	- 44,221 -	- -	- -	- -	74,173 113,521
Benjamin Ainsworth, Director, President and Secretary(3)	2011 2010	60,497 56,898	- -	- -	- 53,066	- -	- -	- -	60,497 109,964

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, as of our fiscal year ended June 30, 2011:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Anthony Harvey Director, Chairman and CEO	948,000 131,667	- -	- -	$0.13 $0.95	Aug 20, 2014 Dec 2, 2012
Kurt Bordian CFO and Treasurer	395,000 131,667	- -	- -	$0.13 $0.95	Aug 20, 2014 Dec 2, 2012

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Benjamin Ainsworth Director, President and Secretary	474,000 131,667	- -	- -	$0.13 $0.95	Aug 20, 2014 Dec 2, 2012

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors for the fiscal year ended June 30, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Bryan Wilson	-	-	-	-	-	-	-
James E. Yates	-	-	-	-	-	-	-
Milton Datsopoulos(1)	-	-	-	-	-	-	-

Note:
(1)	On May 17, 2011, Milton Datsopoulos resigned as a member of our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 26, 2011 by: (i) each of our directors and nominees, (ii) each of our named executive officers, and (iii) officers and directors as a group. Other than as described below, no person or group is known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock(1)
Directors and Officers
Common Stock	Anthony Harvey Director, Chairman and Chief Executive Officer	3,915,098 shares Direct and Indirect(2)	5.6%
Common Stock	Benjamin Ainsworth Director, President and Secretary	1,143,584 shares Direct(3)	1.7%
Common Stock	Kurt Bordian Chief Financial Officer and Treasurer	847,934 shares Direct(4)	1.2%
Common Stock	Bryan Wilson Director	368,667 shares Direct(5)	*
Common Stock	James Yates Director	940,000 shares Direct and Indirect(6)	1.4%
Common Stock	All Officers and Directors as a Group (5 persons)	7,215,283 shares	10.1%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock(1)
5% Stockholders
Common Stock	Anthony Harvey Suite 408, 1199 West Pender Street Vancouver, BC V6E 2R1	3,915,098 shares Direct and Indirect(2)	5.6%
Common Stock	Cornucopia Holdings Limited Herrengasse 2 PO Box 562 Vaduz, Liechtenstein FL 9490	4,187,000 shares Direct	6.1%
Common Stock	Knightwall Invest Inc. 3076 Sir Francis Drakes Highway Road Town, Tortola BVI	4,937,500 shares Direct	7.2%
Common Stock	Centrum Bank AG Kirchstrasse 3 9490 Vaduz Principality of Liechtenstein	12,744,967 shares Direct	18.6%

Notes:
*	Less than 1%.
(1)

Applicable percentage of ownership is based on 68,396,934 shares of common stock outstanding as of September 26, 2011 together with securities exercisable or convertible into shares of Common Stock within 60 days of September 26, 2011 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of September 26, 2011 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

The number of shares listed as beneficially owned by Mr. Harvey consists of: (i) 1,507,584 shares of common stock owned directly by Mr. Harvey; (ii) 857,142 shares held by ARH Management Ltd., a company controlled by Mr. Harvey; (iii) 42,134 shares of common stock held by Mr. Harvey’s spouse; (iv) the option to purchase 131,667 shares of common stock at a price of $0.95 per share until December 2, 2012; (v) the option to purchase 948,000 shares of common stock at a price of $0.13 per share until August 20, 2014; and (vi) warrants to purchase 428,571 shares of common stock at a price of CDN $0.50 per share until January 8, 2013 by ARH Management Ltd.

(3)

The number of shares listed as beneficially owned by Mr. Ainsworth consists of: (i) 537,917 shares of common stock owned directly by Mr. Ainsworth; (ii) the option to purchase 131,667 shares of common stock at a price of $0.95 per share until December 2, 2012; and (iii) the option to purchase 474,000 shares of common stock at a price of $0.13 per share until August 20, 2014.

(4)

The number of shares listed as beneficially owned by Mr. Bordian consists of: (i) 321,267 shares of common stock owned directly by Mr. Bordian; (ii) the option to purchase 131,667 shares of common stock at $0.95 per share until December 2, 2012 and (iii) the option to purchase 395,000 shares of common stock at $0.13 per share until August 20, 2014.

(5)

The number of shares listed as beneficially owned by Mr. Wilson consists of: (i) 79,000 shares of common stock held directly by Mr. Wilson; (ii) the option to purchase 52,667 shares of common stock at a price of $0.95 per share until December 2, 2012; and (iii) the option to purchase 237,000 shares of common stock at a price of $0.13 per share until August 20, 2014.

(6)

The number of shares listed as beneficially owned by Mr. Yates consists of: (i) 237,000 shares of common stock owned directly by Mr. Yates; (ii) 387,000 shares of common stock held by Mr. Yates’ spouse; and (iii) the option to purchase 316,000 shares of common stock at a price of $0.13 per share until August 20, 2014.

Change in Control

We are not aware of any arrangement which may result in a change in control in the future.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as at June 30, 2011.

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2011
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	Nil
Equity Compensation Plans not approved by security holders	3,548,417	$0.27 per share	2,989,150
Total	3,548,417	$0.27 per share	2,989,150

Amended and Restated 2009 Stock Option Plan

On May 4, 2011, our Board of Directors adopted an Amended and Restated 2009 Stock Option Plan (the "Stock Option Plan"). The purpose of the Stock Option Plan is to assist us in attracting, retaining and motivating directors, officers, employees and consultants of our company. The Stock Option Plan provides that, subject to the requirements of the TSX Venture Exchange, the aggregate number of securities reserved for issuance will be 10% of the number of our shares of common stock issued and outstanding from time to time. The Stock Option Plan will be administered by our board of directors, which will have full and final authority with respect to the granting of all options thereunder.

Stock Options may be granted under the Stock Option Plan to such service providers of our company, if any, as the board of directors may from time to time designate. The exercise price of Stock Option grants will be determined by the board of directors, but cannot be less than the closing market price of the shares of our common stock on the TSX Venture Exchange less allowable discounts at the time of grant. The Stock Option Plan provides that the number of shares of our common stock that may be reserved for issuance to any one individual upon exercise of all stock options held by such individual may not exceed 5% of the issued share of our common stock, if the individual is a director or officer, or 2% of the issued shares of our common stock, if the individual is a consultant, on a yearly basis. Subject to earlier termination and in the event of dismissal for cause, termination other than for cause or in the event of death, all Stock Options granted under the Stock Option Plan will expire not later than the date that is five years from the date that such Stock Options are granted. Stock Options granted under the Stock Option Plan are not transferable or assignable other than by will or other testamentary instrument or pursuant to the laws of succession.

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

As at June 30, 2010, we are indebted to Mr. Harvey, our CEO, Chairman and a member of our Board of Directors, in the principal amount of $445,066 (CDN$413,209). The indebtedness owed to Mr. Harvey consists of the following:

(a)	unpaid consulting fees of $222,983 (CDN$215,000). This amount is non-interest bearing, unsecured and due on demand.

(b)	loan of $77,784 (CDN $75,000) bearing interest at a rate of 15% per annum and due on May 22, 2012. As at June 30, 2011, we have accrued interest of $7,033 (CDN $6,780) in respect of this loan.

(c)	loan of $50,000 bearing interest at a rate of 15% per annum and due on April 1, 2012. As at June 30, 2011, we have accrued interest of $5,466 in respect of this loan.

(d)	loan of $77,784 (CDN $75,000) bearing interest at a rate of 15% per annum and due on July 1, 2012. As at June 30, 2011, we have accrued interest of $5,179 (CDN $4,993) in respect of this loan.

As at June 30, 2010, we are indebted to Mr. Ainsworth, our President, Secretary and a member of Board of Directors, in the amount of $222,983 (CDN$215,000) for unpaid consulting fees. This amount is non-interest bearing, unsecured and due on demand.

DIRECTOR INDEPENDENCE

Our common stock is listed on the TSX Venture Exchange, which requires us to have a minimum of two independent directors. For the purpose of determining director independence, we have adopted the independence requirements of Canadian National Instrument 52-110 – Audit Committees (“NI 52-110”) as we are a reporting issuer in the provinces of British Columbia and Alberta. NI 52-110 recommends that the Board of Directors of a public company be constituted with a majority of individuals who qualify as “independent” directors. An “independent” director is a director who has no direct or indirect material relationship with us. A material relationship is a relationship which could, in the view of the Board of Directors, reasonably interfere with the exercise of a director’s independent judgment. James E. Yates and Bryan Wilson are independent directors, as aside from shares held by them, they have no ongoing interest or relationship with us other than serving as a director. Anthony Harvey and Benjamin Ainsworth are not independent directors because of their respective positions as CEO and President.

CANADIAN NATIONAL INSTRUMENT 58-101

We are a reporting issuer in the Provinces of British Columbia and Alberta. National Instrument 58-101 of the Canadian Securities Administrators requires our company to disclose annually on our Annual Report certain information concerning corporate governance.

Board of Directors

The Board of Directors is currently comprised of four members. Anthony Harvey and Benjamin Ainsworth are not independent directors because of their respective positions as CEO and President. James E. Yates and Bryan Wilson are independent directors, as aside from shares held by them, they have no ongoing interest or relationship with us other than serving as a director. See “Item 13 – Certain Relationships and Related Transactions, and Director Independence – Director Independence”.

Directorships

The following members of our Board of Directors are directors/officers of other reporting issuers:

Name of Director	Name of Reporting Issuer	Exchange
Anthony Harvey	ESO Uranium Corp.	TSXV
Benjamin Ainsworth	Black Panther Mining Corp.	TSXV
	Columbia Yukon Explorations Inc.	TSXV
	ESO Uranium Corp.	TSXV
	Hathor Exploration Ltd.	TSXV
	Max Minerals Ltd.	TSXV
	Sultan Minerals Inc.	TSXV
Kurt Bordian	Calypso Uranium Corp.	TSXV
	Palo Duro Energy Inc.	TSXV
	ESO Uranium Corp.	TSXV
	Thor Explorations Ltd.	TSXV
	Black Tusk Minerals Inc.	OTCBB
Bryan Wilson	Spider Resources Inc.	TSXV
	Doubleview Capital Corp.	TSXV
James E. Yates	Nevada Geothermal Power Inc.	TSXV
	ESO Uranium Corp.	TSXV

Orientation and Continuing Education

The Board of Directors provides an overview of our business activities, systems and business plan to all new directors. New director candidates have free access to any of our records, employees or senior management in order to conduct their own due diligence and will be briefed on our strategic plans, short, medium and long term corporate objectives, business risks and mitigation strategies, corporate governance guidelines and existing policies. The directors are encouraged to update their skills and knowledge by taking courses and attending professional seminars.

Ethical Business Conduct

The Board of Directors believes good corporate governance is an integral component to our success and to meet their responsibilities to shareholders. Generally, the Board of Directors has found that the fiduciary duties placed on individual directors by our governing corporate legislation and the common law and the restrictions placed by applicable corporate legislation on an individual director’s participation in decisions of the Board of Directors in which the director has an interest have been sufficient to ensure that the Board of Directors operates independently of management and in our best interest.

The Board of Directors is also responsible for applying governance principles and practices, and tracking development in corporate governance, and adapting “best practices” to suit the needs of the Company. Certain directors may also be directors and officers of other companies, and conflicts of interest may arise between their duties. Such conflicts must be disclosed in accordance with, and are subject to such other procedures and remedies as applicable under Chapter 78 of the Nevada Revised Statutes.

Nomination of Directors

The Board of Directors has not formed a nominating committee or similar committee to assist it with the nomination of directors. The Board of Directors considers itself too small to warrant creation of such a committee; and each of the directors has contacts he can draw upon to identify new members of the Board of Directors as needed from time to time.

The Board of Directors will continually assess its size, structure and composition, taking into consideration its current strengths, skills and experience, proposed retirements and the requirements and strategic direction of the Company. As required, directors will recommend suitable candidates for consideration as members of the Board of Directors.

Compensation

The Board of Directors reviews the compensation of directors annually.

Other Board Committees

We have established a disclosure committee. The disclosure committee is comprised of all of our officers and directors. The purpose of the disclosure committee is to provide assistance to the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Other than the audit committee and the disclosure committee, we do not have any other committees.

Assessments

The Board of Directors has not implemented a process for assessing its effectiveness. As a result of our small size and stage of development, the Board of Directors considers a formal assessment process to be inappropriate at this time. The Board of Directors plans to continue evaluating its own effectiveness on an ad hoc basis.

The Board of Directors does not formally assess the performance or contribution of individual Board members or committee members.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2011 and June 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2011	Year Ended June 30, 2010
	(Saturna Group)	(Saturna Group)	(Manning Elliott LLP)
Audit Fees	$19,021	$10,418	$7,577
Audit Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total	$19,021	$10,418	$7,577

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation.(6)
3.2	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 166,666,666 shares, par value $0.00001 per share.(8)
3.3	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 131,666,666 shares, par value $0.00001 per share.(11)
3.4	Amended and Restated Bylaws.(14)
4.1	Specimen Stock Certificate.(15)
10.1	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between the Company and Langley Park Investments PLC.(3)
10.2	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(2)
10.3	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(4)
10.4	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(5)
10.5	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(7)
10.6	Purchase and Sale Agreement dated August 5, 2010 between Canyon Copper Corp. and ESO Uranium Corp.(9)
10.7	Loan Agreement dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey.(10)
10.8	Promissory Note dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey for the loan of $50,000 (USD).(10)
10.9	Loan Agreement dated November 22, 2010 between Canyon Copper Corp. and Anthony Harvey.(11)
10.10	Promissory Note dated November 22, 2010 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN).(11)
10.11	Loan Agreement dated January 19, 2011 between Canyon Copper Corp. and Anthony Harvey.(12)
10.12	Promissory Note dated January 19, 2011 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN).(12)
10.13	Engagement letter dated January 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(13)
10.14	Sponsorship Engagement Letter dated January 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(13)
10.15	Amended and Restated 2009 Stock Option Plan.(14)
10.16	Agency Agreement dated May 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(15)
14.1	Code of Ethics.(1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(1)
99.2	Disclosure Committee Charter.(1)

Notes:
(1)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(4)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(5)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.

(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 19, 2009.
(9)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on September 28, 2010.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 13, 2010.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 29, 2010.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 21, 2011.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 31, 2011.
(14)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on May 9, 2011.
(15)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1 filed on August 15, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANYON COPPER CORP.

By:	/s/ Anthony Harvey
ANTHONY HARVEY
Chairman and Chief Executive Officer
Director
(Principal Executive Officer)
Date: September 27, 2011

By:	/s/ Kurt Bordian
KURT BORDIAN
Chief Financial Officer
(Principal Financial Officer)
Date: September 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Chairman, Chief Executive Officer and
/s/ Anthony Harvey	Director	September 27, 2011
ANTHONY HARVEY	(Principal Executive Officer)

/s/ Benjamin Ainsworth	President, Treasurer and Director	September 27, 2011
BENJAMIN AINSWORTH

/s/ Kurt Bordian	Chief Financial Officer	September 27, 2011
KURT BORDIAN	(Principal Financial Officer)

/s/ James Yates		September 27, 2011
JAMES YATES	Director