Form 10-Q
period 2011-09-30
CANYON COPPER CORP.
filed 2011-11-14
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
[ x ]Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ x ]Yes[ ] No

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
[ ] Yes[ x ]No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 4, 2011, the Registrant had 68,396,934 shares of common stock, par value of $0.00001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending June 30, 2012.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Canyon Copper” mean Canyon Copper Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CANYON COPPER CORP.
(An Exploration Stage Company)
September 30, 2011
(Expressed in U.S. dollars)
(unaudited)

CANYON COPPER CORP.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	September 30,	June 30,
	2011	2011
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	1,310,444	1,226,964
Prepaid expenses and deposits	38,992	43,691
Total Current Assets	1,349,436	1,270,655
Deferred financing costs	–	60,965
Total Assets	1,349,436	1,331,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	185,561	188,837
Due to related parties (Note 3)	661,308	591,428
Total Current Liabilities	846,869	780,265
Due to related parties (Note 3)	–	77,784
Derivative liabilities (Note 4)	399,099	389,826
Total Liabilities	1,245,968	1,247,875
Nature of Operations and Continuance of Business (Note 1)
Contingent Liability (Note 8)
Subsequent Event (Note 9)
Stockholders’ Equity
Preferred stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 500,000 shares	5	5
Common stock Authorized: 131,666,666 shares, par value $0.00001 Issued and outstanding: 68,396,934 shares (June 30, 2011 – 65,375,721 shares)	684	654
Additional paid-in capital	22,245,523	21,620,854
Common stock subscribed	–	300,000
Deficit accumulated during the exploration stage	(22,142,744)	(21,837,768)
Total Stockholders’ Equity	103,468	83,745
Total Liabilities and Stockholders’ Equity	1,349,436	1,331,620

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

			Accumulated
			From
	For the		January 21, 2000
	Three Months Ended		(date of inception)
	September 30,		to September 30,
	2011	2010	2011
	$	$	$

Revenue	–	–	–

Operating Expenses

Depreciation	–	–	5,540
Foreign exchange loss	77,627	10,602	94,196
General and administrative (Note 3)	195,488	90,914	10,060,253
Impairment of mineral property costs	–	–	2,759,130
Impairment of property and equipment	–	–	10,811
Mineral exploration costs	290,760	218,005	5,621,627

Total Operating Expenses	563,875	319,521	18,551,557

Operating Loss	(563,875)	(319,521)	(18,551,557)

Other Income (Expense)

Accretion of discounts on convertible debt	–	–	(799,963)
Debt conversion expense	–	–	(2,010,076)
Gain on change in fair values of derivative liabilities	266,575	–	706,314
Loss on settlement of related party debt	–	–	(2,871)
Gain on write-off of accounts payable	–	–	3,020
Impairment of investment securities	–	–	(459,817)
Interest expense	(7,676)	–	(363,910)
Loss on extinguishment of debt	–	–	(252,454)
Loss on sale of investment securities	–	–	(411,430)

Total Other Income (Expense)	258,899	–	(3,591,187)

Net Loss	(304,976)	(319,521)	(22,142,744)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	68,016,607	78,390,080

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the
	Three Months Ended
	September 30,
	2011	2010
	$	$
Operating Activities
Net loss	(304,976)	(319,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange translation loss on debt	(12,276)	–
Gain on change in fair value of derivative liabilities	(266,575)	–
Changes in operating assets and liabilities:
Prepaid expenses and deposits	65,664	(14)
Accounts payable and accrued liabilities	(3,276)	20,013
Due to related parties	4,372	50,815
Net Cash Used in Operating Activities	(517,067)	(248,707)
Financing Activities
Proceeds from share subscriptions and issuance of common stock	801,503	–
Stock issuance costs	(200,956)	–
Net Cash Provided by Financing Activities	600,547	–
Increase (Decrease) in Cash	83,480	(248,707)
Cash, Beginning of Period	1,226,964	252,918
Cash, End of Period	1,310,444	4,211
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2011
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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raising sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As at September 30, 2011, the Company has not generated any revenue and has accumulated losses of $22,142,744 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan for the next twelve months is to continue initial exploration activities on the New York Canyon Project in Nevada. The agreements pursuant to which the Company acquired its interests in the New York Canyon Project provide for a series of cash payments and annual filing maintenance costs. If the Company fails to make such payments or expenditures in a timely fashion, it may lose its interest in those properties. As at September 30, 2011, the Company had cash of $1,310,444 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $1,090,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Presentation

These financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is June 30.

	(b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2011, included in the Company’s Annual Report on Form 10- K filed on September 28, 2011 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the option of management, are necessary to present fairly the Company’s financial position at September 30, 2011, and the results of its operations and cash flows for the three months ended September 30, 2011 and 2010. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2011
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(c)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets, mineral property costs, asset retirement obligations, derivative liabilities, stock-based compensation, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(d)	Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2011 and 2010, the Company had no items that represent comprehensive income or loss.

	(e)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

(a)

As at September 30, 2011, the Company was indebted to the President of the Company for $221,388 (Cdn$230,000) (June 30, 2011 - $222,983 (Cdn$215,000)). The amount due is non-interest bearing, unsecured and due on demand.

(b)

As at September 30, 2011, the Company was indebted to the Chief Executive Officer of the Company for $439,920 (Cdn$457,033) (June 30, 2011 - $446,229 (Cdn$413,209)), which consists of the following amounts:

(i)	$221,388 (Cdn$230,000) (June 30, 2011 - $222,983 (Cdn$215,000)) for management fees, which is non-interest bearing, unsecured and due on demand;

(ii)

$72,192 (Cdn$75,000) (June 30, 2011 - $77,784 (Cdn$75,000)) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on May 22, 2012. As at September 30, 2011, accrued interest of $9,256 (Cdn$9,616) (June 30, 2011 - $7,033 (Cdn$6,780)) is owing on this loan.

(iii)

$50,000 (June 30, 2011 - $50,000) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on April 1, 2012. As at September 30, 2011, accrued interest of $7,356 (June 30, 2011 - $5,466) is owing on this loan.

(iv)

$72,192 (Cdn$75,000) (June 30, 2011 - $77,784 (Cdn$75,000)) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on July 1, 2012. As at September 30, 2011, accrued interest of $7,536 (Cdn$7,829) (June 30 - $5,179 (Cdn$4,993)) is owing on this loan.

(c)

During the three months ended September 30, 2011, the Company incurred management fees of $15,301 (2010 - $14,573), $15,301 (2010 - $14,573), and $19,442 (2010 - $18,480) to the Chief Executive Officer of the Company, President of the Company, and Chief Financial Officer, respectively.

(d)	During the three months ended September 30, 2011, the Company incurred rent of $4,663 (2010 - $4,298) to a company with common directors and officers.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2011
(Expressed in U.S. dollars)
(unaudited)

4.	Derivative Liabilities

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

The fair value of the derivative liability for the 428,571 share purchase warrants exercisable at Cdn$0.50 per share issued on July 8, 2011 was $89,267. The fair value of the derivative liability for the 1,082,036 share purchase warrants exercisable at Cdn$0.50 per share issued on July 13, 2011 was $186,581.

The fair values of these share purchase warrants as at September 30, 2011 and June 30, 2011 are as follows:

	September 30,	June 30,
	$	$

1,674,730 warrants expiring on November 10, 2012	192,042	378,707
48,928 warrants expiring on December 7, 2012	6,080	11,119
428,571 warrants expiring on January 8, 2013	56,106	–
1,082,036 warrants expiring on January 13, 2013	144,871	–

	399,099	389,826

During the three months ended September 30, 2011, the Company recorded a gain on the change in fair value of the derivative liabilities of $266,575.

The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The following table shows the weighted average assumptions used in the calculations:

		Risk-free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)
As at issuance date:
1,674,730 warrants expiring on November 10, 2012	175%	0.37%	0%	1.5
48,930 warrants expiring on December 7, 2012	172%	0.29%	0%	1.5
428,571 warrants expiring on January 8, 2013	173%	0.29%	0%	1.5
1,082,036 warrants expiring on January 13, 2013	173%	0.27%	0%	1.5
As at September 30, 2011	162%	0.19%	0%	1.2

5.	Common Stock

(a)

On July 8, 2011, the Company issued 857,142 units at Cdn$0.35 per unit for total proceeds of $312,272 (Cdn$300,000) pursuant to a non-brokered private placement. Each unit consists of one share of common stock and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase an additional share of the common stock at a price of Cdn$0.50 per share until January 8, 2013. Subject to the terms and conditions of the warrants, the Company may accelerate the expiry date of the warrants if the Company’s shares close at a price equal to or greater than Cdn$0.60 for 10 consecutive trading days. If the Company elects to exercise its accelerated expiry date, the accelerated expiry date will be 30 days after the Company sends out the notice of acceleration.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2011
(Expressed in U.S. dollars)
(unaudited)

5.	Common Stock (continued)

(b)

On July 13, 2011, the Company issued 2,164,071 units at Cdn$0.35 per unit for total proceeds of $789,231 (Cdn$757,425) pursuant to a non-brokered private placement. Each unit consists of one share of common stock and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase an additional share of the common stock at a price of Cdn$0.50 per share until January 13, 2013. Subject to the terms and conditions of the warrants, the Company may accelerate the expiry date of the warrants if the Company’s shares close at a price equal to or greater than Cdn$0.60 for 10 consecutive trading days. If the Company elects to exercise its accelerated expiry date, the accelerated expiry date will be 30 days after the Company sends out the notice of acceleration. Pursuant to the private placement, the Company issued 129,844 agent’s compensation options with a fair value of $24,387. The agent’s compensation options were granted with an exercise price of Cdn$0.35 per unit. Each unit consisted of one share of common stock and one-half of one share purchase warrant with each whole warrant exercisable at Cdn$0.50 per share expiring on January 13, 2013. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 1.5 years, a risk-free rate of 0.27%, an expected volatility of 173%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.19 per option.

6.	Stock Options

On August 21, 2009, the Board of Directors of the Company adopted the Company’s 2009 Stock Option Plan (the “2009 Plan”). The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan is 10% of the Company’s issued and outstanding shares. As at September 30, 2011, the Company had 3,291,276 stock options available for granting pursuant to the 2009 Plan.

A summary of the Company’s stock option activity is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Number of	Exercise Price	Value
	Options	$	$

Outstanding and exercisable, June 30, 2011 and September 30, 2011	3,548,417	0.27	–

As at September 30, 2011, the weighted average remaining contractual life of the outstanding stock options is 2.6 years.

7.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$

Balance, June 30, 2011	1,723,658	0.52

Issued	1,510,607	0.52

Balance, September 30, 2011	3,234,265	0.52

As at September 30, 2011, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date

1,674,730	Cdn$0.50	November 10, 2012
48,928	Cdn$0.50	December 7, 2012
428,571	Cdn$0.50	January 8, 2013
1,082,036	Cdn$0.50	January 13, 2013

3,234,265

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2011
(Expressed in U.S. dollars)
(unaudited)

8.	Contingent Liability

On January 23, 2007, Focused Investor Relations Marketing Inc. commenced an action in Ontario, Canada against the Company seeking payment in the amount of $84,000 pursuant to an oral agreement. The Company believes that this action is without merit and will defend its position vigorously.

9.	Subsequent Event

On October 20, 2011, the Company entered into a stock repurchase agreement, whereby the Company agreed to repurchase 500,000 Series A, 0% Convertible Preferred Stock of the Company in consideration for $15,000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among others, general business, economic, competitive, political and social uncertainties; the actual results of current exploration activities; actual results of reclamation activities; conclusions of economic evaluations; changes in project parameters as plans continue to be refined; changes in labor costs; future mineral prices; equipment or processes to operate as anticipated; accidents, labor disputes and other risks of the mining industry, including but not limited to environmental hazards, cave-ins, pit-wall failures, flooding, rock bursts and other acts of God or unfavorable operating conditions and losses; political instability, insurrection or war; delays in obtaining governmental approvals or financing or in the completion of development or construction activities, as well as those factors discussed in the section titled "Part II - Item 1A. Risk Factors" in this Quarterly Report.

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

We intend to discuss in our quarterly and annual reports any events or circumstances that occurred during the period to which such documents relate that are reasonably likely to cause actual events or circumstances to differ materially from those disclosed in this Quarterly Report. New factors emerge from time to time, and it is not possible for management to predict all of such factors and to assess in advance the impact of each such factor on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forwarding looking statement.

We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the "Exchange Act").

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Canyon Copper,” and the “Company” refer to Canyon Copper Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

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

RECENT CORPORATE DEVELOPMENTS

Since the filing of our Annual Report for the fiscal year ended June 30, 2011 with the SEC on September 28, 2011, we experienced the following significant corporate developments:

1.

On October 20, 2011, we entered into a stock repurchase agreement with the liquidators of Langley Park Investment Trust plc (“Langley Park”) whereby we repurchased 500,000 Series A 0% Convertible Preferred Stock of the Company (the “Preferred Stock”) that was previously issued to Langley Park in 2004. In consideration for Langley Park surrendering the Preferred Stock to the Company for cancellation, we paid Langley Park $15,000.

2.	On October 31, 2011, we announced that we made our final lease payment to acquire the Copper Queen 1, Copper Queen 2 and Mildred patented claims, which form part of the New York Canyon Project.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended September 30, 2011 and changes in our financial condition from our fiscal year ended June 30, 2011. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended June 30, 2011 filed with the SEC on September 28, 2011.

Over the next twelve months, our plan of operation is to complete Phase One of our exploration program on the New York Canyon Project. This exploration program will involve the re-analysis of the 2006 Longshot Ridge drill pulps and initiating environmental base line studies, which will permit us to conduct advanced exploration, if warranted.

In July 2011, we commenced Phase One of our exploration program by delivering the 2006 Longshot Ridge drill pulps to Sparks Laboratory in Nevada. We anticipate that we will receive the results from the re-analysis in December 2011.

We anticipate that we will require the following funds for Phase One of our exploration program and our ongoing operations:

ITEM AND ACTIVITY	12 Month Total
Budget
LAND STATUS
2011 - 2012 unpatented claim maintenance fees	$190,000
Monthly Payments – Patented Claims	42,000
EXPLORATION PROGRAM
Re-assay 2006 Longshot Ridge drill pulps	180,000
Metallurgical sampling and testing	125,000
Environmental base line study work	85,000
Geological mapping	30,000
Filed supplies and support	30,000
Management fee	50,000
Contingency	55,000
GENERAL AND ADMINISTRATIVE EXPENSES

12 Month Total
ITEM AND ACTIVITY	Budget
General and Administrative	258,000
TOTAL	$1,090,000

As at September 30, 2011, we had cash of $1,310,444. For the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $1,090,000. Accordingly, we have sufficient funds to meet our planned expenditures over the next twelve months. In the event that we wish to proceed with phase two of our exploration program, of which there is no assurance, we will be required to raise substantial financing. However, there is no assurance we will be successful in raising such funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended September 30		Percentage
	2011	2010	Increase / Decrease
Revenue	$-	$-	n/a
Operating Expenses	(563,875)	(319,521)	76.5%
Other Income	258,899	-	100%
Net Loss	$(304,976)	$(319,521)	(4.6)%

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

Expenses

Our expenses for the three month periods ended September 30, 2011 and 2010 consisted of the following:

	Three Months Ended September 30		Percentage
			Increase /
	2011	2010	Decrease
Operating Expenses:
Foreign exchange loss	$77,627	$10,602	632.2%
General and administrative	195,488	90,914	115.0%
Mineral exploration costs	290,760	218,005	33.4%
Sub-total	(563,875)	(319,521)	76.5%
Other Income (Expense):
Gain on change in fair values of derivative liability	266,575	-	100%
Interest expense	(7,676)	-	(100)%
Net Loss	$(304,976)	$(319,521)	(4.6)%

Our operating expenses increased from $319,521, during the three months ended September 30, 2010, to $563,875, during the three months ended September 30, 2011. The increase in our operating expenses is due to an increase in foreign exchange loss, general and administrative expenses and mineral exploration costs.

During the three months ended September 30, 2011, general and administration expenses primarily consisted of: (i) consulting fees incurred for services provided by our executive officers; and (ii) legal, accounting and filing fees in connection with our listing on the TSX Venture Exchange and meeting our ongoing reporting requirements under the Exchange Act. The increase in general and administrative expenses during the three months ended September 30, 2011 primarily relates to an increase in legal, accounting and filing fees in connection with our listing on the TSX Venture Exchange.

Mineral exploration costs consisted of annual payments to maintain the New York Canyon Project in good standing, mineral lease payments and fees paid for the re-analysis the 2006 Longshot Ridge drill pulps.

The decrease in our net loss from $319,521, during the three months ended September 30, 2010, to $304,976, during the three months ended September 30, 2011, is due to the fact that we recorded a gain on change in fair value of derivative liability of $266,575, which relates to the issuance of share purchase warrants under our brokered and non-brokered foreign private placement offering, offset by an increase in foreign exchange loss, general and administrative expenses and mineral exploration costs.

We anticipate that our operating expenses will increase as we implement our exploration program on the New York Canyon Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At September 30, 2011	At June 30, 2011	Increase / Decrease
Current Assets	$1,349,436	$1,270,655	6.2%
Current Liabilities	(846,869)	(780,265)	8.5%
Working Capital Surplus	$502,567	$490,390	2.5%

Cash Flows
	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010
Cash Used in Operating Activities	$(517,067)	$(248,707)
Cash Provided by Financing Activities	600,547	-
Net Increase (Decrease) in Cash During Period	$83,480	$(248,707)

Our working capital increased from $490,390, as at June 30, 2011, to $502,567, as at September 30, 2011. The increase in working capital was primarily a result of the fact that we completed our brokered and non-brokered foreign private placement financings in July 2011. Funds received from completing our private placement financings were offset by cash used in connection with Phase One of our exploration program and our listing on the TSX Venture Exchange.

During the three months ended September 30, 2011, we completed the following private placement financings:

(a)	a brokered offering of 2,164,071 units for gross proceeds of CDN $757,425 ($789,231) pursuant to Regulation S of the Securities Act; and

(b)	a non-brokered offering of 857,142 units for gross proceeds of CDN $300,000 ($312,272) pursuant to Regulation S of the Securities Act.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to our audited financial statements included in our Annual Report for the year ended June 30, 2011.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011 (the “2011 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2011 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Other than as previously disclosed in our 2011 Annual Report, we are not party to any legal proceedings and there have been no material developments to the proceedings previously disclosed in our 2011 Annual Report.

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

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which may require us to obtain financing. We recorded a net loss of $304,976 for the three months ended September 30, 2011 and have an accumulated deficit of $22,142,744 since inception. As at September 30, 2011, we had cash of $1,310,444. For the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $1,090,000. Accordingly, we have sufficient funds to meet our planned expenditures over the next twelve months. In the event that we decide to proceed with phase two of our exploration program, of which there is no assurance, we will be required to raise additional financing.

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

As noted in the financial statements that are included with this Quarterly Report, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. These conditions, as indicated in our audit report included in our Annual Report for the year ended June 30, 2011, raise substantial doubt as to our ability to continue as a going concern. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

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

In addition, the market price of our common stock may be volatile, which could cause the value of our common stock to decline. Securities markets experience significant price and volume fluctuations. This market volatility, as well as general economic conditions, could cause the market price of our common stock to fluctuate substantially. Many factors that are beyond our control may significantly affect the market price of our shares. These factors include:

(iii)	price and volume fluctuations in stock markets;
(iv)	changes in our operating results;
(v)	any increase in losses from levels expected by securities analysts;
(vi)	changes in regulatory policies or law;
(vii)	operating performance of companies comparable to us; and
(viii)	general economic trends and other external factors.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation.(6)
3.2	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 166,666,666 shares, par value $0.00001 per share.(8)
3.3	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 131,666,666 shares, par value $0.00001 per share.(11)
3.4	Amended and Restated Bylaws.(14)
4.1	Specimen Stock Certificate.(15)
10.1	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between the Company and Langley Park Investments PLC.(3)
10.2	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(2)
10.3	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(4)
10.4	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(5)
10.5	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(7)
10.6	Purchase and Sale Agreement dated August 5, 2010 between Canyon Copper Corp. and ESO Uranium Corp.(9)
10.7	Loan Agreement dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey.(10)
10.8	Promissory Note dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey for the loan of $50,000 (USD).(10)
10.9	Loan Agreement dated November 22, 2010 between Canyon Copper Corp. and Anthony Harvey.(11)
10.10	Promissory Note dated November 22, 2010 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN).(11)
10.11	Loan Agreement dated January 19, 2011 between Canyon Copper Corp. and Anthony Harvey.(12)
10.12	Promissory Note dated January 19, 2011 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN).(12)
10.13	Engagement letter dated January 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(13)

Exhibit
Number	Description of Exhibit
10.14	Sponsorship Engagement Letter dated January 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(13)
10.15	Amended and Restated 2009 Stock Option Plan.(14)
10.16	Agency Agreement dated May 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(15)
10.17	Stock Repurchase Agreement dated October 20, 2011 between Canyon Copper Corp. and Langley Park Investment Trust plc.(16)
14.1	Code of Ethics.(1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(1)
99.2	Disclosure Committee Charter.(1)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(4)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(5)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 19, 2009.
(9)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on September 28, 2010.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 13, 2010.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 29, 2010.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 21, 2011.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 31, 2011.
(14)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on May 9, 2011.
(15)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1 filed on August 15, 2011.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 26, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON COPPER CORP.

Dated:	November 14, 2011	By:	/s/ Anthony R. Harvey
ANTHONY R. HARVEY
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 14, 2011	By:	/s/ Kurt Bordian
KURT BORDIAN
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial
Officer)