Form 10-Q
period 2011-12-31
CANYON COPPER CORP.
filed 2012-02-14
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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
[x]Yes    [ ] No

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
[ ] Yes    [x]No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 8, 2012, the Registrant had 68,546,934 shares of common stock, par value of $0.00001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended December 31, 2011 are not necessarily indicative of the results that can be expected for the year ending June 30, 2012.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Canyon Copper” mean Canyon Copper Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CANYON COPPER CORP.
(An Exploration Stage Company)
December 31, 2011
(Expressed in U.S. dollars)
(unaudited)

CANYON COPPER CORP.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	December 31,	June 30,
	2011	2011
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	1,175,040	1,226,964
Prepaid expenses and deposits	26,839	43,691
Total Current Assets	1,201,879	1,270,655
Deferred financing costs	–	60,965
Total Assets	1,201,879	1,331,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	191,681	188,837
Due to related parties (Note 4)	711,289	591,428
Total Current Liabilities	902,970	780,265
Due to related parties (Note 4)	–	77,784
Derivative liabilities (Note 5)	65,555	389,826
Total Liabilities	968,525	1,247,875
Nature of Operations and Continuance of Business (Note 1)
Contingent Liability (Note 10)
Subsequent Event (Note 11)
Stockholders’ Equity
Preferred stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: nil shares (June 30, 2011 - 500,000 shares)	–	5
Common stock Authorized: 131,666,666 shares, par value $0.00001 Issued and outstanding: 68,396,934 shares (June 30, 2011 – 65,375,721 shares)	684	654
Additional paid-in capital	22,230,528	21,620,854
Common stock subscribed	–	300,000
Deficit accumulated during the exploration stage	(21,997,858)	(21,837,768)
Total Stockholders’ Equity	233,354	83,745
Total Liabilities and Stockholders’ Equity	1,201,879	1,331,620

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated
					From
	Three Months	Three Months	Six Months	Six Months	January 21, 2000
	Ended	Ended	Ended	Ended	(date of inception)
	December 31,	December 31,	December 31,	December 31,	to December 31,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	–	–	–	–	–

Operating Expenses

Depreciation	–	–	–	–	5,540
Foreign exchange loss (gain)	(12,182)	14,863	65,445	25,465	82,014
General and administrative (Note 4)	159,222	86,497	354,710	177,411	10,219,475
Impairment of mineral property costs	–	–	–	–	2,759,130
Impairment of property and equipment	–	–	–	–	10,811
Mineral exploration costs	34,183	24,260	324,943	242,265	5,655,810

Total Operating Expenses	181,223	125,620	745,098	445,141	18,732,780

Operating Loss	(181,223)	(125,620)	(745,098)	(445,141)	(18,732,780)

Other Income (Expense)

Accretion of discounts on convertible debt	–	–	–	–	(799,963)
Debt conversion expense	–	–	–	–	(2,010,076)
Gain on change in fair values of derivative liabilities	333,544	–	600,119	–	1,039,858
Loss on settlement of related party debt	–	–	–	–	(2,871)
Gain on write-off of accounts payable	–	–	–	–	3,020
Impairment of investment securities	–	–	–	–	(459,817)
Interest expense	(7,435)	(2,936)	(15,111)	(2,936)	(371,345)
Loss on extinguishment of debt	–	–	–	–	(252,454)
Loss on sale of investment securities	–	–	–	–	(411,430)

Total Other Income (Expense)	326,109	(2,936)	585,008	(2,936)	(3,265,078)

Net Income (Loss)	144,886	(128,556)	(160,090)	(448,077)	(21,997,858)

Net Income (Loss) Per Share, Basic and Diluted	–	–	–	(0.01)

Weighted Average Shares Outstanding	68,396,934	61,928,359	68,206,771	61,928,359

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2011	2010
	$	$
Operating Activities
Net loss	(160,090)	(448,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange translation loss on debt	(8,897)	–
Gain on change in fair value of derivative liabilities	(600,119)	–
Changes in operating assets and liabilities:
Prepaid expenses and deposits	16,852	(8,892)
Accounts payable and accrued liabilities	2,844	14,269
Due to related parties	50,974	100,686
Net Cash Used in Operating Activities	(698,436)	(342,014)
Financing Activities
Advances from related parties	–	124,933
Proceeds from share subscriptions and issuance of common stock	801,503	–
Stock issuance costs	(139,991)	–
Repurchase of preferred stock	(15,000)	–
Net Cash Provided by Financing Activities	646,512	124,933
Decrease in Cash	(51,924)	(217,081)
Cash, Beginning of Period	1,226,964	252,918
Cash, End of Period	1,175,040	35,837
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2011
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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raising sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As at December 31, 2011, the Company has not generated any revenue and has accumulated losses of $21,997,858 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan for the next twelve months is to continue initial exploration activities on the New York Canyon Project in Nevada. The agreements pursuant to which the Company acquired its interests in the New York Canyon Project provide for a series of cash payments and annual filing maintenance costs. If the Company fails to make such payments or expenditures in a timely fashion, it may lose its interest in those properties. As at December 31, 2011, the Company had cash of $1,175,040 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $1,090,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the option of management, are necessary to present fairly the Company’s financial position at December 30, 2011, and the results of its operations and cash flows for the six months ended December 31, 2011. The results of operations for the six months ended December 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2011
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

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2011 and 2010, the Company had no items that represent comprehensive income or loss.

	(e)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Mineral Properties

On November 25, 2011, the Company entered into an Assignment Agreement with Metamin Enterprises Inc., a company controlled by the President of the Company (the “Assignor”), to acquire the Assignor’s interest in an Option Agreement between the Assignor and Metamin Enterprises USA Inc. (the “Optionor”), a wholly-owned subsidiary of the Assignor, in respect of certain mineral claims, known as the Moonlight property, located in Plumas County, California. In consideration for the assignment, the Company is required to make the following payments to the Assignor:

(a)	Cash payments:

•	$15,000 on the TSX Venture Exchange acceptance date;
•	$25,000 on or before February 18, 2012;
•	$25,000 on or before February 18, 2013; and
•	An annual advanced royalty, which shall be deductible from future royalty payments, of the $15,000 commencing on February 18, 2014 and payable every year thereafter.

(b)	Share payments:

•	75,000 shares of common stock on the TSX Venture Exchange acceptance date;
•	75,000 shares of common stock on or before February 18, 2012;
•	150,000 shares of common stock on or before February 18, 2013; and
•	200,000 shares of common stock on or before February 18, 2014.

In addition, the Company agreed to reimburse the Assignor for annual maintenance and exploration expenses previously incurred on the property, which amount cannot exceed $200,000. The Assignor will retain a 1% net smelter return on metals extracted from the property, which can be repurchased for $1,000,000, and a gross overriding royalty of 2.5% on receipts from the sale of industrial minerals.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2011
(Expressed in U.S. dollars)
(unaudited)

3.	Mineral Properties (continued)

Upon closing of the Assignment Agreement, the Company will assume all of the Assignor’s rights and obligations under the Option Agreement, and will be required to make the following payments to the Optionor in order to maintain and exercise the option:

(a)	Cash payments:

•	$25,000 on or before February 18, 2012;
•	$25,000 on or before February 18, 2013; and
•	An annual advanced royalty, which shall be deductible from future royalty payments, of the $15,000 commencing on February 18, 2014 and payable every year thereafter.

(b)	Share payments:

•	75,000 shares of common stock on the TSX Venture Exchange acceptance date;
•	75,000 shares of common stock on or before February 18, 2012;
•	150,000 shares of common stock on or before February 18, 2013; and
•	200,000 shares of common stock on or before February 18, 2014.

(c)	Exploration expenditures to be incurred:

•	$100,000 on or before February 18, 2013.

The Optionor will retain a 1% net smelter return on the metals extracted from the Moonlight property, which can be repurchased for $1,000,000, and a gross overriding royalty of 2.5% on receipts from the sale of industrial minerals.

4.	Related Party Transactions

(a)

As at December 31, 2011, the Company was indebted to the President of the Company for $240,909 (Cdn$245,000) (June 30, 2011 - $222,983 (Cdn$215,000)). The amount due is non-interest bearing, unsecured and due on demand.

(b)

As at December 31, 2011, the Company was indebted to the Chief Executive Officer of the Company for $470,380 (Cdn$478,369) (June 30, 2011 - $446,229 (Cdn$413,209)), which consists of the following amounts:

		(i)	$240,908 (Cdn$245,000) (June 30, 2011 - $222,983 (Cdn$215,000)) for management fees, which is non-interest bearing, unsecured and due on demand;

(ii)

$73,748 (Cdn$75,000) (June 30, 2011 - $77,784 (Cdn$75,000)) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on May 22, 2012. As at December 31, 2011, accrued interest of $12,243 (Cdn$12,452) (June 30, 2011 - $7,033 (Cdn$6,780)) is owing on this loan.

(iii)

$50,000 (June 30, 2011 - $50,000) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on April 1, 2012. As at December 31, 2011, accrued interest of $9,247 (June 30, 2011 - $5,466) is owing on this loan.

(iv)

$73,748 (Cdn$75,000) (June 30, 2011 - $77,784 (Cdn$75,000)) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on July 1, 2012. As at December 31, 2011, accrued interest of $10,486 (Cdn$10,664) (June 30 - $5,179 (Cdn$4,993)) is owing on this loan.

(c)

During the six months ended December 31, 2011, the Company incurred management fees of $29,909 (2010 - $29,560), $29,909 (2010 - $29,560), and $37,670 (2010 - $36,834) to the Chief Executive Officer of the Company, President of the Company, and Chief Financial Officer, respectively.

	(d)	During the six months ended December 31, 2011, the Company incurred rent of $9,052 (2010 - $8,723) to a company with common directors and officers.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2011
(Expressed in U.S. dollars)
(unaudited)

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

The fair values of these share purchase warrants as at December 31, 2011 and June 30, 2011 are as follows:

	December 31,	June 30,
	2011	2011
	$	$

1,674,730 warrants expiring on November 10, 2012	21,573	378,707
48,928 warrants expiring on December 7, 2012	681	11,119
428,571 warrants expiring on January 8, 2013	12,136	–
1,082,036 warrants expiring on January 13, 2013	31,165	–

	65,555	389,826

During the six months ended December 31, 2011, the Company recorded a gain on the change in fair value of the derivative liabilities of $600,119.

The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The following table shows the weighted average assumptions used in the calculations:

		Risk-free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)
As at issuance date:
1,674,730 warrants expiring on November 10, 2012	175%	0.37%	0%	1.5
48,930 warrants expiring on December 7, 2012	172%	0.29%	0%	1.5
428,571 warrants expiring on January 8, 2013	173%	0.29%	0%	1.5
1,082,036 warrants expiring on January 13, 2013	173%	0.27%	0%	1.5
As at December 31, 2011	98%	0.19%	0%	0.9

6.	Common Stock

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

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2011
(Expressed in U.S. dollars)
(unaudited)

6.	Common Stock (continued)

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

7.	Preferred Stock

On October 20, 2011, the Company entered into a stock repurchase agreement, whereby the Company repurchased 500,000 Series A, 0% Convertible Preferred Stock of the Company for $15,000. On November 4, 2011, the Company cancelled the 500,000 shares of preferred stock.

8.	Stock Options

On August 21, 2009, the Board of Directors of the Company adopted the Company’s 2009 Stock Option Plan (the “2009 Plan”). The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan is 10% of the Company’s issued and outstanding shares. As at December 31, 2011, the Company had 3,291,276 stock options available for granting pursuant to the 2009 Plan.

A summary of the Company’s stock option activity is as follows:

Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Number of	Price	Value
	Options	$	$

Outstanding and exercisable, June 30, 2011 and December 31, 2011	3,548,417	0.27	146,150

As at December 31, 2011, the weighted average remaining contractual life of the outstanding stock options is 2.3 years.

9.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	(Cdn$)

Balance, June 30, 2011	1,723,658	0.50

Issued	1,510,607	0.50

Balance, December 31, 2011	3,234,265	0.50

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2011
(Expressed in U.S. dollars)
(unaudited)

9.	Share Purchase Warrants (continued)

As at December 31, 2011, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date

1,674,730	Cdn$0.50	November 10, 2012
48,928	Cdn$0.50	December 7, 2012
428,571	Cdn$0.50	January 8, 2013
1,082,036	Cdn$0.50	January 13, 2013

3,234,265

10.	Contingent Liability

On January 23, 2007, Focused Investor Relations Marketing Inc. commenced an action in Ontario, Canada against the Company seeking payment in the amount of $84,000 pursuant to an oral agreement. The Company believes that this action is without merit and will defend its position vigorously.

11.	Subsequent Event

On January 19, 2012, the Company closed the Assignment Agreement with Metamin Enterprises Inc. and Metamin Enterprises USA Inc. (Note 3). On closing, the Company paid $15,000 and issued 75,000 shares of common stock to the Assignor, and issued 75,000 shares of common stock to the Optionor.

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

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties in western United States. We currently hold 100% title in a major claim block of 1,293 mineral claims, covering approximately 25,860 acres located in Mineral County, Nevada (the “New York Canyon Claims”). We also hold 21 patented mineral claims covering an area of approximately 420 acres, located within the vicinity of the New York Canyon Claims area. We collectively refer to the New York Canyon Claims and the patented claims as the “New York Canyon Project.”

We also hold an option to acquire a 100% interest in the “Moonlight Property”, which is comprised of 307 unpatented mineral claims having an area of approximately 6,300 acres. The Moonlight Property is a copper porphyry project located on the northern end of the Walker Lane Belt in Plumas County, California. See “Recent Corporate Developments – Moonlight Property”.

We have not earned any revenues to date and do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our mineral properties or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

RECENT CORPORATE DEVELOPMENTS

Since the filing of our Quarterly Report for the fiscal quarter ended September 30, 2011 with the SEC on November 14, 2011, we experienced the following significant corporate developments:

Registration Statement

We registered the resale of 9,897,554 shares of our common stock offered by our selling stockholders pursuant to a Registration Statement on Form S-1/A under the Securities Act (the “Offering”). The prices at which the selling security holders may sell their shares will be determined by prevailing market prices, prices related to prevailing market prices or at privately negotiated prices. The SEC declared our Registration Statement on Form S-1/A (File No. 333-176303), effective at 12:00 p.m. (EST) on January 17, 2012 (the “Effective Date”). We did not sell any shares of our common stock in the Offering and therefore will not receive any proceeds from the Offering.

Moonlight Property

On January 19, 2012, we closed the assignment agreement dated November 25, 2011 (the “Assignment Agreement”) among Metamin Enterprises Inc. (the “Assignor”), a company controlled by Benjamin Ainsworth, our President, Secretary and director, Metamin Enterprises USA Inc. (the “Subsidiary”), a wholly owned subsidiary of the Assignor, and us whereby: (i) the Assignor assigned all of its right, title and interest in and to an option agreement dated September 20, 2010, as amended on February 18, 2011 and October 31, 2011, (the “Option Agreement”) between the Assignor and Lester Storey (the “Optionor”) in respect of the Moonlight Property; and (ii) the Subsidiary has agreed to transfer to us certain mineral claims held by the Subsidiary that form part of the Moonlight Property.

In consideration of the assignment, we agreed to:

(a)	pay to the Assignor the following cash payments:

	(i)	$15,000 on the date of approval from the TSX Venture Exchange (the “Exchange Acceptance Date”) (which has been paid);

	(ii)	$25,000 on or before February 18, 2012;

	(iii)	$25,000 on or before February 18, 2013;

	(iv)	an annual advanced royalty, deductible from any future royalty payments, of USD $15,000 commencing on February 18, 2014 and payable every year thereafter; and

(b)	issue to the Assignor the following shares of our common stock (“Shares”):

	(i)	75,000 Shares on the Exchange Acceptance Date (which have been issued);

	(ii)	75,000 Shares on or before February 18, 2012;

	(iii)	150,000 Shares on or before February 18, 2013; and

	(iv)	200,000 Shares on or before February 18, 2014.

We also reimbursed the Assignor approximately USD $90,000 for annual maintenance and exploration expenses previously incurred on the Moonlight Property by the Assignor. The Assignor will retain a 1% net smelter return on metals extracted from the Moonlight Property, which can be repurchased by us for $1,000,000, and a gross overriding royalty of 2.5% on receipts from the sale of industrial minerals.

As we acquired the Assignor’s rights and interest in the Option Agreement, we will also be required to do the following in order to maintain and exercise the option to acquire the Moonlight Property:

(a)	pay to the Optionor the following cash payments:

	(i)	$25,000 on or before February 18, 2012;

	(ii)	$25,000 on or before February 18, 2013;

	(iii)	an annual advanced royalty, deductible from any future royalty payments, of USD $15,000 commencing on February 18, 2014 and payable every year thereafter; and

(b)	issue to the Optionor the following Shares:

	(i)	75,000 Shares on the Exchange Acceptance Date (which have been issued);

	(ii)	75,000 Shares on or before February 18, 2012;

	(iii)	150,000 Shares on or before February 18, 2013; and

	(iv)	200,000 Shares on or before February 18, 2014.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six month period ended December 31, 2011 and changes in our financial condition from June 30, 2011. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended June 30, 2011 filed with the SEC on September 28, 2011.

Over the next twelve months, our plan of operation is to complete following exploration programs on our mineral properties:

New York Canyon Project

Phase One of our exploration program on the New York Canyon Project involves the re-analysis of the 2006 Longshot Ridge drill pulps and initiating environmental base line studies, which will permit us to conduct advanced exploration, if warranted.

We commenced Phase One of our exploration program in July 2011 by delivering the drill pulps from the 2006 Longshot Ridge to Sparks Laboratory in Nevada. In December 2011, we received new assay results and are currently being audited by an independent consultant for quality assurance (QA) and quality control (QC). Once the audit is complete, the results will provide us with a more robust estimate of the project and assist us in identifying key targets for a drilling program at the New York Canyon Project.

Moonlight Property

In spring 2012, we plan to commence our preliminary assessment of the Moonlight Property, which will involve a detailed review of all historical data on the Moonlight Property. Once completed, we will be able to determine an appropriate work program for the Moonlight Property.

Anticipated Expenses

We anticipate that we will require the following funds for exploration programs and our ongoing operations:

ITEM AND ACTIVITY	12 Month Total
Budget
LAND STATUS
New York Canyon Project
2011 - 2012 unpatented claim maintenance fees	$184,000
Monthly Payments – Patented Claims	36,000
Moonlight Property
Assignment and Option Payments	50,000
2011-12 unpatented claim maintenance fees	48,000
EXPLORATION PROGRAM
New York Canyon Project
Metallurgical sampling and testing	100,000
Environmental base line study work	85,000
Geological mapping	30,000
Filed supplies and support	30,000
Contingency	35,000
Moonlight Property
Preliminary Assessment	75,000
GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	297,000
TOTAL	$970,000

As at December 31, 2011, we had cash of $1,175,040. For the next twelve months, management anticipates that we have sufficient funds to meet our minimum cash requirements to fund our proposed exploration program on the New York Canyon Project and our continued operations. In the event that we wish to proceed with phase two of our exploration program or a detailed exploration program on the Moonlight Property, of which there is no assurance, we will be required to raise substantial financing. However, there is no assurance we will be successful in raising such funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Quarter Ended		Percentage	Six Months Ended		Percentage
	December 31		Increase /	December 31		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating Expenses	(181,223)	(125,620)	44.3%	(745,098)	(445,141)	67.4%
Other Income (Loss)	326,109	(2,936)	(11,207.3)%	585,008	(2,936)	(20,025.3)%
Net Income (Loss)	$144,866	$(128,556)	(212.7)%	$(160,090)	$(448,077)	(64.3)%

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

Expenses

Our expenses for the three and six month periods ended December 31, 2011 and 2010 consisted of the following:

	Quarter Ended		Percentage	Six Months Ended		Percentage
	December 31		Increase /	December 31		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Operating
Expenses:
Foreign exchange (gain) loss	$(12,182)	$14,863	(182.0)%	$65,455	$25,465	157.0%
General and administrative	159,222	86,497	84.1%	354,710	177,411	99.9%
Mineral exploration costs	34,183	24,260	40.9%	324,943	242,265	34.1%
Sub-total	$181,223	$125,620	44.3%	$745,098	$445,141	67.4%
Other Expenses:
Loss (gain) on change in fair value of derivative liabilities	(333,544)	-	100.0%	(600,119)		100.0%
Interest expense	7,435	2,936	153.2%	15,111	2,936	414.7%
Sub-total	$(326,109)	$2,936	(11,207.3)%	$(585,008)	$2,936	(20,025.3)%
Total Expenses	$(144,886)	$128,556	(212.7)%	$160,090	$448,077	(64.3)%

Our operating expenses increased from $125,620, during the three months ended December 31, 2010, to $144,886, during the three months ended December 31, 2011. The increase in our operating expenses is due to increases in general and administrative expenses and mineral exploration costs. This was partially offset by the recording of a foreign currency gain.

Our operating expenses increased from $445,141, during the six months ended December 31, 2010, to $745,098, during the six months ended December 31, 2011. The increase in our operating expenses is due to increases in foreign exchange loss, general and administrative expenses and mineral exploration costs.

General and administration expenses, during the three and six months ended December 31, 2011, primarily consisted of: (i) consulting fees incurred for services provided by our executive officers; and (ii) legal, accounting and filing fees in connection with our listing on the TSX Venture Exchange and meeting our ongoing reporting requirements under the Exchange Act. The increase in general and administrative expenses during the three and six months ended December 31, 2011 primarily relates to an increase in legal, accounting and filing fees in connection with our listing on the TSX Venture Exchange.

Mineral exploration costs consisted of annual payments to maintain the New York Canyon Project in good standing, mineral lease payments and fees paid for the re-analysis the 2006 Longshot Ridge drill pulps.

The recording of a net income during the three months ended December 31, 2011 and the decrease in our net loss for six months ended December 31, 2011 is due to the fact that we recorded a gain on change in fair value of derivative liability, which relates to the issuance of share purchase warrants under our brokered and non-brokered foreign private placement offering, offset by an increase in foreign exchange loss, general and administrative expenses and mineral exploration costs.

We anticipate that our expenses will increase over the next twelve months due to our ongoing planned exploration activities on the New York Canyon Project and Moonlight Property.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At December 31, 2011	At June 30, 2011	Increase / Decrease
Current Assets	$1,201,879	$1,270,655	(5.4)%
Current Liabilities	(902,970)	(780,265)	15.7%
Working Capital Surplus	$298,909	$490,390	(39.0)%

Cash Flows
	Six Months Ended	Six Months Ended
	December 31, 2011	December 31, 2010
Cash Used in Operating Activities	$(698,436)	$(342,014)
Cash Provided by Investing Activities	-	-
Cash Provided by Financing Activities	646,512	124,933
Net Increase in Cash During Period	$(51,924)	$(217,081)

Our working capital decreased from $490,390, as at June 30, 2011, to $298,909, as at December 31, 2011. The decrease in working capital was primarily a result of the fact that we recorded in increases in accounts payable and amounts due to related parties. The decease was partially offset by the fact that we completed our brokered and non-brokered foreign private placement financings in July 2011. Funds received from completing our private placement financings were offset by cash used in connection with Phase One of our exploration program and our listing on the TSX Venture Exchange.

During the six months ended December 31, 2011, we completed the following private placement financings:

(a)	a brokered offering of 2,164,071 units for gross proceeds of CDN $757,425 ($789,231) pursuant to Regulation S of the Securities Act; and

(b)	a non-brokered offering of 857,142 units for gross proceeds of CDN $300,000 ($312,272) pursuant to Regulation S of the Securities Act.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project. For the next twelve months, management anticipates that we have sufficient funds to meet our minimum cash requirements to fund our proposed exploration program on the New York Canyon Project and our continued operations. In the event that we wish to proceed with phase two of our exploration program or conduct a detailed exploration program on the Moonlight Property, of which there is no assurance, we will be required to raise substantial financing

Obtaining financing is subject to a number of factors, including the market prices for the mineral property and copper. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011 (the “2011 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2011 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which may require us to obtain financing. We recorded a net loss of $160,090 for the six months ended December 31, 2011 and have an accumulated deficit of $21,997,858 since inception. As at December 31, 2011, we had cash of $1,175,040. For the next twelve months, management anticipates that we have sufficient funds to meet our minimum cash requirements to fund our proposed exploration program on the New York Canyon Project and our continued operations. In the event that we wish to proceed with phase two of our exploration program or a detailed exploration program on the Moonlight Property, of which there is no assurance, we will be required to raise substantial financing. However, there is no assurance we will be successful in raising such funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

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

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral properties and the production of minerals thereon, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to ever generate any operating revenues or achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near our mineral properties and such other factors as government regulations, including regulations relating to allowable production, exporting of minerals, and environmental protection. If we do not find a mineral reserve or define a mineral inventory containing gold, silver or copper or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and investors will lose their investment.

In order to maintain our rights to our mineral properties, we will be required to make annual filings with federal and state regulatory agencies and/or be required to complete assessment work on our mineral properties.

In order to maintain our rights to our mineral properties, we will be required to make annual filings with federal and state regulatory authorities. In addition, we may be required by federal and/or state legislation or regulations to complete minimum annual amounts of mineral exploration work on our mineral properties. A failure by us to meet the annual maintenance requirements under federal and state laws could cause our rights to our mineral properties to lapse.

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

As we undertake exploration of our mineral properties, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

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

Our exploration and development programs are regulated by both US Federal, California and Nevada state environmental laws that relate to the protection of air and water quality, hazardous waste management and mine reclamation. These regulations will impose operating costs on us. If the regulatory environment for our operations changes in a manner that increases costs of compliance and reclamation, then our operating expenses would increase with the result that our financial condition and operating results could be adversely affected.

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

In addition, the market price of our common stock may be volatile, which could cause the value of our common stock to decline. Securities markets experience significant price and volume fluctuations. This market volatility, as well as general economic conditions, could cause the market price of our common stock to fluctuate substantially. Many factors that are beyond our control may significantly affect the market price of our shares. These factors include:

(a)	price and volume fluctuations in stock markets;
(b)	changes in our operating results;
(c)	any increase in losses from levels expected by securities analysts;
(d)	changes in regulatory policies or law;
(e)	operating performance of companies comparable to us; and
(f)	general economic trends and other external factors.

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

We registered the resale of 9,897,554 shares of our common stock offered by our selling stockholders pursuant to a Registration Statement on Form S-1/A under the Securities Act (the “Offering”). The prices at which the selling security holders may sell their shares will be determined by prevailing market prices, prices related to prevailing market prices or at privately negotiated prices. The SEC declared our Registration Statement on Form S-1/A (File No. 333-176303), effective at 12:00 p.m. (EST) on January 17, 2012 (the “Effective Date”). We did not sell any shares of our common stock in the Offering and therefore will not receive any proceeds from the Offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation.(6)
3.2	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 166,666,666 shares, par value $0.00001 per share.(8)
3.3	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 131,666,666 shares, par value $0.00001 per share.(11)
3.4	Amended and Restated Bylaws.(14)
4.1	Specimen Stock Certificate.(15)
10.1	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between the Company and Langley Park Investments PLC.(3)
10.2	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(2)
10.3	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(4)
10.4	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(5)
10.5	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(7)
10.6	Purchase and Sale Agreement dated August 5, 2010 between Canyon Copper Corp. and ESO Uranium Corp.(9)

Exhibit
Number	Description of Exhibit
10.7	Loan Agreement dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey.(10)
10.8	Promissory Note dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey for the loan of $50,000 (USD).(10)
10.9	Loan Agreement dated November 22, 2010 between Canyon Copper Corp. and Anthony Harvey.(11)
10.10	Promissory Note dated November 22, 2010 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN).(11)
10.11	Loan Agreement dated January 19, 2011 between Canyon Copper Corp. and Anthony Harvey.(12)
10.12	Promissory Note dated January 19, 2011 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN).(12)
10.13	Engagement letter dated January 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(13)
10.14	Sponsorship Engagement Letter dated January 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(13)
10.15	Amended and Restated 2009 Stock Option Plan.(14)
10.16	Agency Agreement dated May 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(15)
10.17	Stock Repurchase Agreement dated October 20, 2011 between Canyon Copper Corp. and Langley Park Investment Trust plc.(16)
10.18	Assignment Agreement dated November 25, 2011 between Canyon Copper Corp., Metamin Enterprises Inc. and Metamin Enterprises USA Inc.(17)
14.1	Code of Ethics.(1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(1)
99.2	Disclosure Committee Charter.(1)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(4)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(5)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 19, 2009.
(9)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on September 28, 2010.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 13, 2010.

(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 29, 2010.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 21, 2011.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 31, 2011.
(14)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on May 9, 2011.
(15)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1 filed on August 15, 2011.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 26, 2011.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 29, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON COPPER CORP.

Dated:	February 14, 2012	By:	/s/ Anthony R. Harvey
ANTHONY R. HARVEY
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated:	February 14, 2012	By:	/s/ Kurt Bordian
KURT BORDIAN
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial
Officer)