Form 10-Q
period 2012-03-31
CANYON COPPER CORP.
filed 2012-05-11
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
[X] Yes     [   ] No

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
[   ] Yes     [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 8, 2012, the Registrant had 68,696,934 shares of common stock, par value of $0.00001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending June 30, 2012.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Canyon Copper” mean Canyon Copper Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CANYON COPPER CORP.
(An Exploration Stage Company)
March 31, 2012
(Expressed in U.S. dollars)
(unaudited)

CANYON COPPER CORP.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	June 30,
	2012	2011
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	893,983	1,226,964
Prepaid expenses and deposits	42,581	43,691

Total Current Assets	936,564	1,270,655

Deferred financing costs	–	60,965

Total Assets	936,564	1,331,620

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	127,535	188,837
Due to related parties (Note 4)	760,542	591,428
Derivative liabilities (Note 5)	9,143	–

Total Current Liabilities	897,220	780,265

Due to related parties (Note 4)	–	77,784
Derivative liabilities (Note 5)	–	389,826

Total Liabilities	897,220	1,247,875

Nature of Operations and Continuance of Business (Note 1)

Contingent Liability (Note 10)

Stockholders’ Equity

Preferred stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: nil shares (June 30, 2011 – 500,000 shares)	–	5

Common stock Authorized: 131,666,666 shares, par value $0.00001 Issued and outstanding: 68,696,934 shares (June 30, 2011 – 65,375,721 shares)	687	654

Additional paid-in capital	22,279,275	21,620,854

Common stock subscribed	–	300,000

Deficit accumulated during the exploration stage	(22,240,618)	(21,837,768)

Total Stockholders’ Equity	39,344	83,745

Total Liabilities and Stockholders’ Equity	936,564	1,331,620

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated
					From
	Three Months	Three Months	Nine Months	Nine Months	January 21, 2000
	Ended	Ended	Ended	Ended	(date of inception)
	March 31,	March 31,	March 31,	March 31,	to March 31,
	2012	2011	2012	2011	2012
	$	$	$	$	$

Revenue	–	–	–	–	–

Operating Expenses

Depreciation	–	–	–	–	5,540
Foreign exchange loss (gain)	(3,423)	19,989	62,022	45,454	78,591
General and administrative (Note 4)	192,575	133,738	547,285	311,149	10,412,050
Impairment of mineral property costs	–	–	–	–	2,759,130
Impairment of property and equipment	–	–	–	–	10,811
Mineral exploration costs (recoveries)	102,545	18,878	427,488	261,143	5,758,355

Total Operating Expenses	291,697	172,605	1,036,795	617,746	19,024,477

Operating Loss	(291,697)	(172,605)	(1,036,795)	(617,746)	(19,024,477)

Other Income (Expense)

Accretion of discounts on convertible debt	–	–	–	–	(799,963)
Debt conversion expense	–	–	–	–	(2,010,076)
Gain on change in fair values of derivative liabilities	56,412	–	656,531	–	1,096,270
Loss on settlement of related party debt	–	–	–	–	(2,871)
Gain on write-off of accounts payable	–	–	–	–	3,020
Impairment of investment securities	–	–	–	–	(459,817)
Interest expense	(7,475)	(6,887)	(22,586)	(9,823)	(378,820)
Loss on extinguishment of debt	–	–	–	–	(252,454)
Loss on sale of investment securities	–	–	–	–	(411,430)

Total Other Income (Expense)	48,937	(6,887)	633,945	(9,823)	(3,216,141)

Net Loss	(242,760)	(179,492)	(402,850)	(627,569)	(22,240,618)

Net Loss Per Share, Basic and Diluted	–	–	(0.01)	(0.01)

Weighted Average Shares Outstanding	68,588,143	61,928,359	68,332,970	61,928,359

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
	$	$
Operating Activities

Net loss	(402,850)	(627,569)

Adjustments to reconcile net loss to net cash used in operating activities:

Foreign exchange translation loss on debt	(5,827)	4,729
Gain on change in fair value of derivative liabilities	(656,531)	–
Shares issued for mineral property	48,750	–

Changes in operating assets and liabilities:

Prepaid expenses and deposits	1,110	(74,108)
Accounts payable and accrued liabilities	(61,302)	135,921
Due to related parties	97,157	119,070

Net Cash Used in Operating Activities	(979,493)	(441,957)

Financing Activities

Advances from related parties	–	199,640
Proceeds from issuance of common stock	801,502	–
Stock issuance costs	(139,990)	–
Repurchase of preferred stock	(15,000)	–

Net Cash Provided by Financing Activities	646,512	199,640

Decrease in Cash	(332,981)	(242,317)

Cash, Beginning of Period	1,226,964	252,918

Cash, End of Period	893,983	10,601

Non-cash Investing and Financing Activities:

Common stock issued pursuant to a mineral property option agreement	48,750	–

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2012
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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raising sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As at March 31, 2012, the Company has not generated any revenue and has accumulated losses of $22,240,618 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan for the next twelve months is to continue initial exploration activities on the New York Canyon Project in Nevada. The agreements pursuant to which the Company acquired its interests in the New York Canyon Project provide for a series of cash payments and annual filing maintenance costs. If the Company fails to make such payments or expenditures in a timely fashion, it may lose its interest in those properties. As at March 31, 2012, the Company had cash of $893,983 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $1,225,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the option of management, are necessary to present fairly the Company’s financial position at March 31, 2012, and the results of its operations and cash flows for the nine months ended March 31, 2012. The results of operations for the three months and nine months ended March 31, 2012, are not necessarily indicative of the results to be expected for future quarters or the full year.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2012
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(c)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets, mineral property costs, derivative liabilities, stock-based compensation, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(d)	Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2012 and 2011, the Company had no items that represent comprehensive income or loss.

	(e)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Mineral Properties

On November 25, 2011, the Company entered into an Assignment Agreement with Metamin Enterprises Inc., a company controlled by the President of the Company (the “Assignor”), to acquire the Assignor’s interest in an Option Agreement between the Assignor and Metamin Enterprises USA Inc. (the “Optionor”), a wholly-owned subsidiary of the Assignor, in respect of certain mineral claims, known as the Moonlight property, located in Plumas County, California. On January 19, 2012, the Company closed the Assignment Agreement with the Assignor and Optionor. In consideration for the assignment, the Company is required to make the following payments to the Assignor:

(a)	Cash payments:
	(i)	$15,000 on the TSX Venture Exchange acceptance date (paid);
	(ii)	$25,000 on or before February 18, 2012 (paid);
	(iii)	$25,000 on or before February 18, 2013; and
	(iv)	An annual advanced royalty, which shall be deductible from future royalty payments, of the $15,000 commencing on February 18, 2014 and payable every year thereafter.

(b)	Share payments:
	(i)	75,000 shares of common stock on the TSX Venture Exchange acceptance date (issued);
	(ii)	75,000 shares of common stock on or before February 18, 2012 (issued);
	(iii)	150,000 shares of common stock on or before February 18, 2013; and
	(iv)	200,000 shares of common stock on or before February 18, 2014.

In addition, the Company agreed to reimburse the Assignor for annual maintenance and exploration expenses previously incurred on the property, which amount cannot exceed $200,000. The Assignor will retain a 1% net smelter return on metals extracted from the property, which can be repurchased for $1,000,000, and a gross overriding royalty of 2.5% on receipts from the sale of industrial minerals.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2012
(Expressed in U.S. dollars)
(unaudited)

3.	Mineral Properties (continued)

Upon closing of the Assignment Agreement, the Company will assume all of the Assignor’s rights and obligations under the Option Agreement, and will be required to make the following payments to the Optionor in order to maintain and exercise the option:

(a)	Cash payments:
	(i)	$25,000 on or before February 18, 2012 (paid);
	(ii)	$25,000 on or before February 18, 2013; and
	(iii)	An annual advanced royalty, which shall be deductible from future royalty payments, of the $15,000 commencing on February 18, 2014 and payable every year thereafter.

(b)	Share payments:
	(i)	75,000 shares of common stock on the TSX Venture Exchange acceptance date (issued);
	(ii)	75,000 shares of common stock on or before February 18, 2012 (issued);
	(iii)	150,000 shares of common stock on or before February 18, 2013; and
	(iv)	200,000 shares of common stock on or before February 18, 2014.

(c)	Exploration expenditures:
(i)	$100,000 on or before February 18, 2013.

The Optionor will retain a 1% net smelter return on the metals extracted from the Moonlight property, which can be repurchased for $1,000,000, and a gross overriding royalty of 2.5% on receipts from the sale of industrial minerals.

4.	Related Party Transactions

(a)

As at March 31, 2012, the Company was indebted to the President of the Company for $260,260 (Cdn$260,000) (June 30, 2011 - $222,983 (Cdn$215,000)). The amount due is non-interest bearing, unsecured and due on demand.

(b)

As at March 31, 2012, the Company was indebted to the Chief Executive Officer of the Company for $500,282 (Cdn$499,842) (June 30, 2011 - $446,229 (Cdn$413,209)), which consists of the following amounts:

(i)	$260,260 (Cdn$260,000) (June 30, 2011 - $222,983 (Cdn$215,000)) for management fees, which is non-interest bearing, unsecured and due on demand;

(ii)

$75,075 (Cdn$75,000) (June 30, 2011 - $77,784 (Cdn$75,000)) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on May 22, 2012. As at March 31, 2012, accrued interest of $15,273 (Cdn$15,257) (June 30, 2011 - $7,033 (Cdn$6,780)) is owing on this loan.

(iii)

$50,000 (June 30, 2011 - $50,000) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on April 1, 2012. As at March 31, 2012, accrued interest of $11,116 (June 30, 2011 - $5,466) is owing on this loan.

(iv)

$75,075 (Cdn$75,000) (June 30, 2011 - $77,784 (Cdn$75,000)) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on July 1, 2012. As at March 31, 2012, accrued interest of $13,483 (Cdn$13,469) (June 30 - $5,179 (Cdn$4,993)) is owing on this loan.

(c)

During the nine months ended March 31, 2012, the Company incurred management fees of $44,895 (2011 - $44,996), $44,895 (2011 - $44,996), and $64,031 (2011 - $55,353) to the Chief Executive Officer of the Company, President of the Company, and Chief Financial Officer, respectively.

(d)	During the nine months ended March 31, 2012, the Company incurred rent of $15,584 (2011 - $nil) to a company with common directors and officers.

(e)	During the nine months ended March 31, 2012, the Company incurred interest of $22,586 (2011 - $6,887) to the Chief Executive Officer of the Company.

(f)	On November 25, 2011, the Company entered into an Assignment Agreement with a company controlled by the President of the Company (Note 3).

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2012
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

The fair values of these share purchase warrants as at March 31, 2012, and June 30, 2011, are as follows:

	March 31,	June 30,
	2012	2011
	$	$

1,674,730 warrants expiring on November 10, 2012	3,623	378,707
48,928 warrants expiring on December 7, 2012	152	11,119
428,571 warrants expiring on January 8, 2013	1,475	–
1,082,036 warrants expiring on January 13, 2013	3,893	–

	9,143	389,826

During the nine months ended March 31, 2012, the Company recorded a gain on the change in fair value of the derivative liabilities of $656,531.

The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The following table shows the weighted average assumptions used in the calculations:

		Risk-free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)
As at issuance date:
1,674,730 warrants expiring on November 10, 2012	175%	0.37%	0%	1.5
48,930 warrants expiring on December 7, 2012	172%	0.29%	0%	1.5
428,571 warrants expiring on January 8, 2013	173%	0.29%	0%	1.5
1,082,036 warrants expiring on January 13, 2013	173%	0.27%	0%	1.5
As at March 31, 2012	98%	0.17%	0%	0.7

6.	Common Stock

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

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2012
(Expressed in U.S. dollars)
(unaudited)

6.	Common Stock (continued)

(b)

On July 13, 2011, the Company issued 2,164,071 units at Cdn$0.35 per unit for total proceeds of $789,231 (Cdn$757,425) pursuant to a non-brokered private placement. Each unit consists of one share of common stock and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase an additional share of the common stock at a price of Cdn$0.50 per share until January 13, 2013. Subject to the terms and conditions of the warrants, the Company may accelerate the expiry date of the warrants if the Company’s shares close at a price equal to or greater than Cdn$0.60 for 10 consecutive trading days. If the Company elects to exercise its accelerated expiry date, the accelerated expiry date will be 30 days after the Company sends out the notice of acceleration. Pursuant to the private placement, the Company issued 129,844 agent’s compensation options with a fair value of $24,387. The agent’s compensation options were granted with an exercise price of Cdn$0.35 per unit. Each unit consisted of one share of common stock and one-half of one share purchase warrant with each whole warrant exercisable at Cdn$0.50 per share expiring on January 13, 2013. The fair value of these agent’s compensation options was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 1.5 years, a risk-free rate of 0.27%, an expected volatility of 173%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.19 per option.

(c) On January 19, 2012, the Company issued 150,000 shares of common stock with a fair value of $26,250 pursuant to an assignment agreement to acquire the Moonlight property (Note 3).

(d) On February 16, 2012, the Company issued 150,000 shares of common stock with a fair value of $22,500 pursuant to an assignment agreement to acquire the Moonlight property (Note 3).

7.	Preferred Stock

On October 20, 2011, the Company entered into a stock repurchase agreement, whereby the Company repurchased 500,000 Series A, 0% Convertible Preferred Stock of the Company in consideration for $15,000. On November 4, 2011, the Company cancelled the 500,000 shares of preferred stock.

8.	Stock Options

On August 21, 2009, the Board of Directors of the Company adopted the Company’s 2009 Stock Option Plan (the “2009 Plan”). The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan is 10% of the Company’s issued and outstanding shares. As at March 31, 2012, the Company had 3,321,276 stock options available for granting pursuant to the 2009 Plan.

A summary of the Company’s stock option activity is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Number of	Exercise Price	Value
	Options	$	$

Outstanding and exercisable, June 30, 2011 and March 31, 2012	3,548,417	0.27	–

As at March 31, 2012, the weighted average remaining contractual life of the outstanding stock options is 2.1 years.

9.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price

Balance, June 30, 2011	1,723,658	Cdn$0.50

Issued	1,510,607	Cdn$0.50

Balance, March 31, 2012	3,234,265	Cdn$0.50

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2012
(Expressed in U.S. dollars)
(unaudited)

9.	Share Purchase Warrants (continued)

As at March 31, 2012, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date

1,674,730	Cdn$0.50	November 10, 2012
48,928	Cdn$0.50	December 7, 2012
428,571	Cdn$0.50	January 8, 2013
1,082,036	Cdn$0.50	January 13, 2013

3,234,265

10.	Contingent Liability

On January 23, 2007, Focused Investor Relations Marketing Inc. commenced an action in Ontario, Canada against the Company seeking payment in the amount of $84,000 pursuant to an oral agreement. This action was dismissed by the Ontario Superior Court of Justice subsequent to March 31, 2012.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among others, general business, economic, competitive, political and social uncertainties; the actual results of current exploration activities; actual results of reclamation activities; changes in project parameters as plans continue to be refined; changes in labor costs; future mineral prices; equipment or processes to operate as anticipated; accidents, labor disputes and other risks of the mining industry, including but not limited to environmental hazards, cave-ins, pit-wall failures, flooding, rock bursts and other acts of God or unfavorable operating conditions and losses; delays in obtaining governmental approvals or financing or in the completion of development or construction activities, as well as those factors discussed in the section titled "Part II - Item 1A. Risk Factors" in this Quarterly Report.

Forward looking statement are based on a number of material factors and assumptions, including the results of exploration and drilling activities, the availability and final receipt of required approvals, licenses and permits, that sufficient working capital is available to complete proposed exploration and drilling activities, that contracted parties provide goods and/or services on the agreed time frames, the equipment necessary for exploration is available as scheduled and does not incur unforeseen break downs, that no labor shortages or delays are incurred and that no unusual geological or technical problems occur. While we consider these assumptions may be reasonable based on information currently available to it, they may prove to be incorrect. Actual results may vary from such forward-looking information for a variety of reasons, including but not limited to risks and uncertainties disclosed in the section titled “Part II - Item 1A. Risk Factors” in this Quarterly Report.

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

We also hold an option to acquire a 100% interest in the “Moonlight Property”, which is comprised of 307 unpatented mineral claims having an area of approximately 6,300 acres. We acquired our interest in the Moonlight Property pursuant to an assignment agreement dated November 25, 2011 among Metamin Enterprises Inc. (the “Assignor”), a company controlled by Benjamin Ainsworth, our President, Secretary and director, Metamin Enterprises USA Inc., a wholly owned subsidiary of the Assignor, and the Company. The Moonlight Property is a copper porphyry project located on the northern end of the Walker Lane Belt in Plumas County, California.

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

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine month period ended March 31, 2012 and changes in our financial condition from June 30, 2011. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended June 30, 2011 filed with the SEC on September 28, 2011.

Over the next twelve months, our plan of operation is to complete following exploration programs on our mineral properties:

New York Canyon Project

Phase One of our exploration program on the New York Canyon Project involves the re-analysis of the 2006 Longshot Ridge drill pulps and initiating environmental base line studies, which will permit us to conduct advanced exploration, if warranted. We commenced Phase One of our exploration program in July 2011 by delivering the drill pulps from the 2006 Longshot Ridge to Sparks Laboratory in Nevada. In December 2011, we received new assay results and these results were audited by an independent consultant for quality assurance (QA) and quality control (QC). In March 2012, we engaged an independent consultant to conduct a review of the results in order to provide us with a more robust estimate of the project and assist us in identifying key targets for a drilling program at the New York Canyon Project.

In late 2012, subject to obtaining financing, we plan to drill test the oxide mineralization found to the north and northeast of the Longshot Ridge deposit. This represents the initial stages of Phase Two of our exploration program on the New York Canyon Project.

Moonlight Property

In spring 2012, we conducted a preliminary assessment of the Moonlight Property, which involved a detailed review of all historical data on the Moonlight Property. Based on the results of this preliminary assessment, we have decided to commence a shallow reverse drill program at the Moonlight Property. The drill program is scheduled for early summer 2012 and will target the copper oxide deposit on the Moonlight Property.

Anticipated Expenses

We anticipate that we will require the following funds for exploration programs and our ongoing operations:

ITEM AND ACTIVITY	12 Month Total
Budget
LAND STATUS
New York Canyon Project
2011 - 2012 unpatented claim maintenance fees	$184,000
Monthly Payments – Patented Claims	36,000

Moonlight Property
Assignment and Option Payments	50,000
2011-12 unpatented claim maintenance fees	48,000
EXPLORATION PROGRAM
New York Canyon Project
Metallurgical sampling and testing	75,000
Environmental base line study work	55,000
Geological mapping/geological survey	30,000
Field supplies and support	20,000
Contingency	25,000
Moonlight Property
Drilling	250,000
Metallurgical sampling and testing	50,000
Environmental base line study work	30,000
Geological mapping/geological survey	30,000
Field supplies and support	20,000
Contingency	25,000
GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	297,000
TOTAL	$1,225,000

As at March 31, 2012, we had cash of $893,983. For the next twelve months, management anticipates that we have sufficient funds to meet our minimum cash requirements to fund our proposed exploration program on the Moonlight Property and to complete Phase One of our exploration program on the New York Canyon Project. However, we will require additional financing in order to implement the proposed test drilling program on the New York Canyon Project and to meet our ongoing expenses due in the late 2012. There is no assurance we will be successful in raising such funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Quarter Ended		Percentage	Nine Months Ended		Percentage
	March 31		Increase /	March 31		Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Operating Expenses	(291,697)	(172,605)	69.0%	(1,036,795)	(617,746)	67.8%

Other Expenses	48,937	(6,887)	(810.6)%	633,945	(9,823)	(6,553.7)%

Net Loss	$(242,760)	$(179,492)	35.2%	$(402,850)	$(627,569)	(35.8)%

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

Expenses

Our expenses for the three and nine month periods ended March 31, 2012 and 2011 consisted of the following:

	Quarter Ended		Percentage	Nine Months Ended		Percentage
	March 31		Increase /	March 31		Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Operating Expenses:
Foreign exchange loss (gain)	$(3,423)	$19,989	(117.1)%	$62,022	$45,454	36.5%
General and administrative	192,575	133,738	44.0%	547,285	311,149	75.9%
Mineral exploration costs	102,545	18,878	443.2%	427,488	261,143	63.7%
Sub-total	$291,697	$172,605	69.0%	$1,036,795	$617,746	67.8%
Other Expenses:
Loss (gain) on change in fair value of derivative liabilities	(56,412)	-	(100.0)%	(656,531)	-	(100.0)%
Interest expense	7,475	6,887	8.5%	22,586	9,823	129.9%
Sub-total	$(48,937)	$6,887	(810.6)%	$(633,945)	$9,823	(6553.7)%
Total Expenses	$242,760	$179,492	35.2%	$402,850	$627,569	(35.3)%

Our operating expenses increased from $172,605, during the three months ended March 31, 2011, to $291,697, during the three months ended March 31, 2012. The increase in our operating expenses is due to an increase in general and administrative expenses and mineral exploration costs, partially offset by the recording of a foreign currency gain.

Our operating expenses increased from $617,746, during the nine months ended March 31, 2011, to $1,036,795, during the nine months ended March 31, 2012. The increase in our operating expenses is due to increases in foreign exchange loss, general and administrative expenses and mineral exploration costs.

General and administration expenses, during the three and nine months ended March 31, 2012, primarily consisted of: (i) consulting fees incurred for services provided by our executive officers; (ii) investor relations costs; and (iii) legal, accounting and filing fees in connection with our listing on the TSX Venture Exchange and meeting our ongoing reporting requirements under the Exchange Act. The increase in general and administrative expenses during the three and nine months ended March 31, 2012 primarily relates to an increase in legal, accounting and filing fees in connection with our listing on the TSX Venture Exchange.

Mineral exploration costs consisted of annual payments to maintain the New York Canyon Project in good standing, mineral lease payments and fees paid for the re-analysis the 2006 Longshot Ridge drill pulps.

The decrease in our net loss for the nine months ended March 31, 2012 is due to the fact that we recorded a gain on change in fair value of derivative liability, which relates to the issuance of share purchase warrants under our brokered and non-brokered foreign private placement offering, offset by an increase in foreign exchange loss, general and administrative expenses and mineral exploration costs.

We anticipate that our expenses will increase over the next twelve months due to our ongoing planned exploration activities on the New York Canyon Project and Moonlight Property.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2012	At June 30, 2011	Increase / Decrease
Current Assets	$936,564	$1,270,655	(26.3)%
Current Liabilities	(897,220)	(780,265)	15.0%
Working Capital Surplus	$39,344	$490,390	(92.0)%

Cash Flows
	Nine Months Ended	Nine Months Ended
	March 31, 2012	March 31, 2011
Cash Used in Operating Activities	$(979,493)	$(441,957)
Cash Provided by Investing Activities	-	-
Cash Provided by Financing Activities	646,512	199,640
Net Decrease in Cash During Period	$(332,981)	$(242,317)

Our working capital decreased from $490,390, as at June 30, 2011, to $39,344, as at March 31, 2012. The decrease in working capital was primarily a result of a decrease in cash due to general and administrative expenses, Phase One of our exploration program on the New York Canyon Project, our acquisition of an interest in the Moonlight Property and listing on the TSX Venture Exchange. These amounts were partially offset by the fact that we completed our brokered and non-brokered foreign private placement financings in July 2011 for total proceeds of CDN $1,057,425 ($1,101,503). The details of the private placement financings are set out below:

(a)	a brokered offering of 2,164,071 units for gross proceeds of CDN $757,425 ($789,231) pursuant to Regulation S of the Securities Act; and

(b)	a non-brokered offering of 857,142 units for gross proceeds of CDN $300,000 ($312,272) pursuant to Regulation S of the Securities Act.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project. For the next twelve months, management anticipates that we have sufficient funds for its exploration program on the Moonlight Property and to complete Phase One of our exploration program on the New York Canyon Project. However, we will require additional financing to implement the proposed test drilling program on the New York Canyon Project and to meet our ongoing operating expenses due in late 2012.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.              CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011 (the “2011 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2011 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which may require us to obtain financing. We recorded a net loss of $402,850 for the nine months ended March 31, 2012 and have an accumulated deficit of $22,240,618 since inception. As at March 31, 2012, we had cash of $893,983. For the next twelve months, management anticipates that we have sufficient funds to meet our minimum cash requirements to fund our proposed exploration program on the Moonlight Property and to complete Phase One of our exploration program on the New York Canyon Project. However, we will require additional financing in order to implement the proposed test drilling program on the New York Canyon Project and to meet our ongoing operating expenses due in late 2012. There is no assurance we will be successful in raising such funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 16, 2012, we issued an aggregate of 150,000 shares of our common stock in accordance with the terms of the assignment agreement dated November 25, 2011. Of the 150,000 shares, 75,000 shares were issued pursuant to Regulation S of the Securities Act and 75,000 shares were issued pursuant to Section 4(2) of the Securities Act.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.              MINE SAFETY DISCLOSURE.

None.

ITEM 5.              OTHER INFORMATION.

None.

ITEM 6.              EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation.(6)
3.2	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 166,666,666 shares, par value $0.00001 per share.(8)
3.3	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 131,666,666 shares, par value $0.00001 per share.(11)
3.4	Amended and Restated Bylaws.(14)
4.1	Specimen Stock Certificate.(15)
10.1	Convertible Preferred Stock Purchase Agreement dated July 29, 2004 between the Company and Langley Park Investments PLC.(3)
10.2	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(2)
10.3	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(4)
10.4	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(5)
10.5	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(7)

Exhibit
Number	Description of Exhibit
10.6	Purchase and Sale Agreement dated August 5, 2010 between Canyon Copper Corp. and ESO Uranium Corp.(9)
10.7	Loan Agreement dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey.(10)
10.8	Promissory Note dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey for the loan of $50,000 (USD).(10)
10.9	Loan Agreement dated November 22, 2010 between Canyon Copper Corp. and Anthony Harvey.(11)
10.10	Promissory Note dated November 22, 2010 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN).(11)
10.11	Loan Agreement dated January 19, 2011 between Canyon Copper Corp. and Anthony Harvey.(12)
10.12	Promissory Note dated January 19, 2011 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN).(12)
10.13	Engagement letter dated January 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(13)
10.14	Sponsorship Engagement Letter dated January 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(13)
10.15	Amended and Restated 2009 Stock Option Plan.(14)
10.16	Agency Agreement dated May 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(15)
10.17	Stock Repurchase Agreement dated October 20, 2011 between Canyon Copper Corp. and Langley Park Investment Trust plc.(16)
10.18	Assignment Agreement dated November 25, 2011 between Canyon Copper Corp., Metamin Enterprises Inc. and Metamin Enterprises USA Inc.(17)
14.1	Code of Ethics.(1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(1)
99.2	Disclosure Committee Charter.(1)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2004.
(4)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(5)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 19, 2009.

(9)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on September 28, 2010.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 13, 2010.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 29, 2010.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 21, 2011.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 31, 2011.
(14)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on May 9, 2011.
(15)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1 filed on August 15, 2011.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 26, 2011.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 29, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON COPPER CORP.

Dated:	May 11, 2012	By:	/s/ Anthony R. Harvey
ANTHONY R. HARVEY
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 11, 2012	By:	/s/ Kurt Bordian
KURT BORDIAN
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial
Officer)