Form 10-K
period 2012-06-30
CANYON COPPER CORP.
filed 2012-09-28
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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
$11,538,328, based on a closing price of $0.18 of the issuer’s common stock on December 30, 2011.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
68,696,934, as at September 26, 2012.

CANYON COPPER CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2012

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report constitute "forward-looking information.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. Forward-looking information involves known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking information. Such factors include, among others, general business, economic, competitive, political and social uncertainties; limited operating history; the actual results of current exploration activities; ability to obtain sufficient financing to meet our ongoing operating costs; changes in project parameters as plans continue to be refined; changes in labour costs or other costs of operation; future mineral prices; equipment or processes to operate as anticipated; accidents, labour disputes and other risks of the mining industry, including but not limited to environmental hazards, cave-ins, pit-wall failures, flooding, rock bursts and other acts of God or unfavourable operating conditions and losses; delays in obtaining governmental approvals or financing or in the completion of exploration activities, as well as those factors discussed in the section titled "Item 1A. Risk Factors" in this Annual Report.

Forward looking information is based on a number of material factors and assumptions, including the results of exploration and drilling activities, the availability and final receipt of required approvals, licenses and permits, that sufficient working capital is available to complete proposed exploration and drilling activities, that contracted parties provide goods and/or services on the agreed time frames, the equipment necessary for exploration is available as scheduled and does not incur unforeseen break downs, that no labour shortages or delays are incurred and that no unusual geological or technical problems occur. While we consider these assumptions may be reasonable based on information currently available to us, they may prove to be incorrect. Actual results may vary from such forward-looking information for a variety of reasons, including but not limited to risks and uncertainties disclosed in the section titled “Item 1A. Risk Factors” in this Annual Report.

We intend to discuss in our quarterly and annual reports any events or circumstances that occurred during the period to which such documents relate that are reasonably likely to cause actual events or circumstances to differ materially from those disclosed in this Annual Report. New factors emerge from time to time, and it is not possible for management to predict all of such factors and to assess in advance the impact of each such factor on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forwarding looking information.

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

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We currently hold 100% title in a major claim block totalling 661 unpatented mineral claims, covering approximately 13,220 acres located in Mineral County, Nevada (the “New York Canyon Claims”). We also hold 21 patented mineral claims covering an area of approximately 420 acres, located within the vicinity of the New York Canyon Claims area. We collectively refer to the New York Canyon Claims and the patented claims as the “New York Canyon Project.” See “Item 2. Properties”.

We also hold an option to acquire a 100% interest in a copper porphyry project comprised of 307 unpatented mineral claims having an area of approximately 6,300 acres located on the northern end of the Walker Lane Belt in Plumas County, California (the “Moonlight Property”). We acquired our interest in the Moonlight Property pursuant to an assignment agreement dated November 25, 2011 among Metamin Enterprises Inc. (the “Assignor”), a company controlled by Benjamin Ainsworth, our President, Secretary and director, Metamin Enterprises USA Inc., a wholly owned subsidiary of the Assignor, and the Company. See “Significant Corporate Developments” and “Item 2. Properties”.

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

SIGNIFICANT CORPORATE DEVELOPMENTS

We experienced the following significant corporate developments since the beginning of the fiscal year ended June 30, 2012:

1.	Listing on the TSX Venture Exchange. On July 18, 2011, our shares of common stock commenced trading on the TSX Venture Exchange under the symbol “CNC”.

2.

New York Canyon Project: Acquisition of Patented Mineral Claims. In October 2011, we acquired 100% title to three patented mineral claims included in the New York Canyon Project. The patented mineral claims, being Copper Queen 1, Copper Queen 2 and Mildred, form a contiguous block of approximately 57 acres over the Copper Queen workings including 2 former mine shafts.

3.

Moonlight Property: Assignment Agreement. On November 25, 2011, we entered into an assignment agreement (the “Assignment Agreement”) with Metamin Enterprises Inc. (the “Assignor”), a company controlled by Benjamin Ainsworth, our President, Secretary and director, and Metamin Enterprises USA Inc. (the “Subsidiary”), a wholly owned subsidiary of the Assignor, whereby: (i) the Assignor assigned all of its right, title and interest in and to an option agreement dated September 20, 2010, as amended on February 18, 2011 and October 31, 2011, (the “Option Agreement”) between the Assignor and Lester Storey (the “Optionor”) in respect of a mineral property located in Plumas County, California (the “Moonlight Property”); and (ii) the Subsidiary transferred to us certain mineral claims held by the Subsidiary that form part of the Moonlight Property.

In consideration of the assignment, we agreed to:

(a)	pay to the Assignor the following cash payments:

	(i)	$15,000 on January 16, 2012, the date of approval from the TSX Venture Exchange (the “Exchange Approval Date”) (which amount has been paid);
	(ii)	$25,000 on or before February 18, 2012 (which amount has been paid);

(iii)	$25,000 on or before February 18, 2013;
(iv)	an annual advanced royalty, deductible from any future royalty payments, of $15,000 commencing on February 18, 2014 and payable every year thereafter; and

(b)	issue to the Assignor the following shares of our common stock (“Shares”):

	(i)	75,000 Shares on the Exchange Approval Date (which shares have been issued);
	(ii)	75,000 Shares on or before February 18, 2012 (which shares have been issued);
	(iii)	150,000 Shares on or before February 18, 2013; and
	(iv)	200,000 Shares on or before February 18, 2014.

We also reimbursed the Assignor approximately $90,000 for annual maintenance and exploration expenses previously incurred on the Moonlight Property by the Assignor. The Assignor will retain a 1% net smelter return on metals extracted from the Moonlight Property, which can be repurchased by us for $1,000,000, and a gross overriding royalty of 2.5% on receipts from the sale of industrial minerals.

As we acquired the Assignor’s right and interest in the Option Agreement, we will also be required to do the following in order to maintain and exercise the Option:

(a)	pay to the Optionor the following cash payments:

	(i)	$25,000 on or before February 18, 2012 (which amount has been paid);
	(ii)	$25,000 on or before February 18, 2013;
	(iii)	an annual advanced royalty, deductible from any future royalty payments, of $15,000 commencing on February 18, 2014 and payable every year thereafter; and

(b)	issue to the Optionor the following Shares:

	(i)	75,000 Shares on the Exchange Approval Date (which shares have been issued);
	(ii)	75,000 Shares on or before February 18, 2012 (which shares have been issued);
	(iii)	150,000 Shares on or before February 18, 2013; and
	(iv)	200,000 Shares on or before February 18, 2014.

Under the Option Agreement, we are also required to incur $100,000 in exploration expenditures on the Moonlight Property by February 18, 2013. The Optionor will retain a 1% net smelter return on metals extracted from the Moonlight Property, which can be repurchased by us for $1,000,000, and a gross overriding royalty of 2.5% on receipts from the sale of industrial minerals.

4.

New York Canyon Project: Implementing Phase One Exploration Program. In August 2011, we commenced Phase One of our exploration program on the New York Canyon Project. Phase One involved the re-assay of 1,440 drill samples from our 2006 drill program on Longshot Ridge. In early 2012, we received the results of the re-analysis and engaged an independent consultant to update our 2010 mineral resource estimate. See “Item 2. Properties – New York Canyon Project – Current Exploration Activities”.

5.

New York Canyon Project: Project Wide Geochemical Sampling Program. In summer 2012, we commenced a geochemical program to cover the considerable area of the New York Canyon Project with a survey of arroyo/stream sediments. The purpose of the survey is to assess the potential for areas of mineralization that may be associated with the several areas of old prospects and workings within the claims. See “Item 2. Properties - New York Canyon Project – Current Exploration Activities”.

6.

New York Canyon Project: Reduction in Mineral Claims to Reduce BLM Fees. In August 2012, as part of a cost reduction initiative, we conducted a detailed review of our New York Canyon Claims in order to determine whether certain claims should be released due to their low mineral potential. As a result of our review, we determined that 632 mineral claims could be released, resulting in Bureau of Land Management (“BLM”) annual fees being reduced by approximately $88,500.

PRODUCTS, DISTRIBUTION, SUPPLIERS, AND CUSTOMERS

We do not currently produce any products, metals, or minerals nor do we offer any products for sale. We are not party to any distribution arrangements, and have no principal customers or suppliers. We do not anticipate any changes in this status for at least the next 12 months, or until such time as there is a commercially viable mineral or metal deposits located on our mineral properties.

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

MARKETS AND ECONOMICS

Although we compete with other junior exploration companies for financing, properties of merit, and subcontractors, there is no competition for the exploration or removal of mineralized material from the New York Canyon Project or the Moonlight Property. Although there can be no assurance, large and well capitalized markets are readily available for all metals and precious metals throughout the world. A very sophisticated futures market for the pricing and delivery of future production also exists. At present there are no limitations with respect to the sale of metals or precious metals other than price. The price for metals is affected by a number of global factors, including economic strength and resultant demand for metals for production, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for subject metals.

GOVERNMENTAL CONTROLS AND APPROVALS

Exploration and development activities are all subject to stringent national, state and local regulations. All permits for exploration and testing must be obtained through the local Bureau of Land Management (“BLM”). The granting of permits requires detailed applications and filing of a bond to cover the reclamation of areas of exploration. From time to time, an archaeological clearance may need to be obtained prior to proceeding with any exploration programs.

We have applied for and received permits from the BLM to conduct drilling activities on BLM administered lands within the New York Canyon Project. The BLM reference the property as case file NV N-79198. We have also applied to the BLM for permits to conduct drilling on the Moonlight Property. We are required to adhere to the stipulations of the permit, primarily to plug all drill holes as they are completed and to reclaim roads and drill sites when they are no longer necessary. Reclamation work is ongoing but not complete as the project remains active.

Mining operations are regulated by Mine and Safety Health Administration (“MSHA”). MSHA inspectors will periodically visit projects to monitor health and safety for the workers, and to inspect equipment and installations for code requirements. Although we are not engaged in mining operations, we require all of our workers to have completed safety training courses when working on our project.

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

ENVIRONMENTAL LIABILITY

We will have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or us in the event that a potentially economic deposit is discovered.

Prior to undertaking mineral exploration activities, we must make application for a permit, if we anticipate disturbing land. A permit is issued after review of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

(i)	Water discharge will have to meet drinking water standards;
(ii)	Dust generation will have to be minimal or otherwise re-mediated;
(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
(iv)	An assessment of all material to be left on the surface will need to be environmentally benign;
(v)	Ground water will have to be monitored for any potential contaminants;
(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

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

An investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and the other information in this Annual Report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activities and if we do not obtain sufficient financing, our business will fail.

We were incorporated on January 21, 2000 and to date have been involved primarily in the acquisition of our mineral properties and the exploration and development on our New York Canyon Project and our Moonlight Property. We have no exploration history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

-	our ability to locate a profitable mineral property; and

-	our ability to generate revenues.

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and the Moonlight Property, which may require us to obtain financing. We recorded a net loss of $597,845 for the year ended June 30, 2012 and have an accumulated deficit of $22,435,613 since inception. As at June 30, 2012, we had cash of $718,907. For the next twelve months, we have sufficient funds to meeting our annual claim payments, carrying out our geochemical sampling program on the New York Canyon project and meeting our ongoing reporting obligations. However, we will require additional financing in order to implement the proposed shallow reverse drill program on the Moonlight Property and the test drilling program on the New York Canyon Project. There is no assurance we will be successful in raising such funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

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

As noted in the financial statements that are included with this Annual Report, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. These conditions, as indicated in our audit report included in this Annual Report for the year ended June 30, 2012, raise substantial doubt as to our ability to continue as a going concern. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

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

Our development and production operations are regulated by both US Federal, California and Nevada state environmental laws that relate to the protection of air and water quality, hazardous waste management and mine reclamation. These regulations will impose operating costs on us. If the regulatory environment for our operations changes in a manner that increases costs of compliance and reclamation, then our operating expenses would increase with the result that our financial condition and operating results could be adversely affected.

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

In addition, the market price of our common stock may be volatile, which could cause the value of our common stock to decline. Securities markets experience significant price and volume fluctuations. This market volatility, as well as general economic conditions, could cause the market price of our common stock to fluctuate substantially. Many factors that are beyond our control may significantly affect the market price of our shares. These factors include:

-	price and volume fluctuations in stock markets;
-	changes in our operating results;
-	any increase in losses from levels expected by securities analysts;
-	changes in regulatory policies or law;
-	operating performance of companies comparable to us; and
-	general economic trends and other external factors.

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

ITEM 2.            PROPERTIES.

We rent approximately 1,606 square feet of office space located at Suite 408, 1199 West Pender Street, Vancouver, British Columbia, Canada from ESO Uranium Corp. at a cost of approximately CDN $3,500 per month. This rental is on a month-to-month basis with no formal agreements.

We do not own any real property. We currently hold 100% title in a major claim block totalling 661 unpatented mineral claims, covering approximately 13,220 acres located in Mineral County, Nevada (the “New York Canyon Claims”). We also hold 21 patented mineral claims covering an area of approximately 420 acres, located within the vicinity of the New York Canyon Claims area. We collectively refer to the New York Canyon Claims and the patented mineral claims as the “New York Canyon Project.” We also hold an option to acquire a 100% interest in a copper porphyry project comprised of 307 unpatented mineral claims having an area of approximately 6,300 acres located on the northern end of the Walker Lane Belt in Plumas County, California (the “Moonlight Property”).

NEW YORK CANYON PROJECT

Description of Property

New York Canyon Claims

The 661 unpatented lode mining claims were physically staked on the ground. Unpatented claims require annual maintenance fees of $140 per claim payable to the U.S. Bureau of Land Management (“BLM”) by August 31 of each year. Additionally, the county requires recording fees of approximately $15 per claim each year. The claims are current and in good standing through August 31, 2013.

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

In accordance with the terms of the Property Option Agreement and upon our acquisition of the New York Canyon Claims, Nevada Sunrise assigned to us its interest under two lease agreements. On October 9, 2004, Nevada Sunrise entered into a lease agreement with Tammy Gentry and Pat Hannigan pursuant to which it obtained a nine year lease over the Copper Queen #2 patented mineral claim. As a result of the assignment of this lease, we acquired the Copper Queen #2 patented mineral claim by paying the lessors $50,000.

In addition, on January 1, 2005, Nevada Sunrise entered into a lease agreement with Clifford DeGraw and Richard Markiewicz pursuant to which it obtained a seven year lease over the Mildred and Copper Queen #1 patented mineral claim. As a result of the assignment of these leases, we acquired the Mildred and Copper Queen #1 patented claims by paying an aggregate $130,000.

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

BLM Annual Maintenance Fees

In order to maintain our New York Canyon Project claims each year we must pay a maintenance fee of $140 per claim to the Nevada State Office of the Bureau of Land Management and on November 1 of each year we must file an affidavit and Notice of Intent to Hold the claims in Mineral County. We have paid the required maintenance fees and filed the affidavits required in order to extend the claims to August 31, 2013.

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
Toronto
NEVADA
Reno
Denver
UNITED STATES

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

Current Exploration Program

We are in the process of completing a two-phase exploration program to effectively test the New York Canyon Project.

Phase One

Phase One of our exploration program involving the following activities:

•	re-analysis of 2006 Longshot Ridge drill pulps, duplicate samples, blank samples and standards by an independent laboratory to determine the correct copper values;
•	acquiring representative mineralized material at Longshot Ridge for metallurgical testwork samples to determine the optimal copper beneficiation process;
•	initiate environmental base line studies for permitting advanced exploration.

Re-Analysis of 2006 Longshot Ridge

In March 2012, we completed the re-analysis of 33 drill holes from the 2006 Longshot Ridge program. The 33 drill holes in 2006, comprised of 26 reverse circulation holes totaling 8,818 ft (2,688 meters) and 7 HQ core holes totaling 2,805 feet (855 meters), were not included in the 2010 resource estimate due to extremely high variability in the duplicate, blank and standard check samples.

Hole #	Depth		Intersection	Total Copper
(C=Core, R=Reverse Circulation)	From (m)	To (m)	meters	Average Grade %
06-11-R	0.00	70.10	70.10	0.18
06-15-R	0.00	59.44	59.44	0.15
06-16-R	0.00	64.01	64.01	0.15
06-18-R	0.00	64.10	64.10	0.22

Hole #	Depth		Intersection	Total Copper
(C=Core, R=Reverse Circulation)	From (m)	To (m)	meters	Average Grade %
06-20-R	0.00	68.58	68.58	0.13
06-21-R	3.05	60.96	57.91	0.31
06-22-R	0.00	108.2	108.2	0.19
06-24-R	0.00	35.05	35.05	0.21
06-28-R	0.00	16.76	16.76	0.68

06-30-R	0.00	68.58	68.58	0.19
06-31-R	0.00	166.12	166.12	0.4
06-32-C	3.05	28.95	28.95	0.16
06-33-C	0.00	105.16	105.16	0.37

Note 7 holes did not have any assay due to small pulp size.

Geochemical Sampling Program

In summer 2012, we commenced a geochemical program to cover the considerable area of the New York Canyon Project with a survey of arroyo/stream sediments. The purpose of the survey is to assess the potential for areas of mineralization that may be associated with the several areas of old prospects and workings within the claims. We anticipate that this exploration will take approximately six months to complete for a total cost of $125,000.

Environmental Base Line Studies

In the event that we proceed with Phase Two of our drilling program, we will need to complete our proposed environmental base line study. We anticipate that the environmental base line study will cost approximately $55,000.

Phase Two

The estimated costs of the Phase Two program are detailed in following table and include:

•	definition drilling, permitting and scoping studies designed to advance the Longshot Ridge project to a pre- feasibility stage;
•	drill-testing geophysical targets generated from the IP survey and other geological targets in the Copper Queen and Champion areas;
•	continuation of metallurgical testwork to refine the optimal copper beneficiation process for completion of a pre- feasibility study.

Analyses	$450,000
Drilling	$1,550,000
Equipment and Supplies	$65,000
Environmental	$30,000
Field Supplies and Support	$145,000
Geological Mapping	$20,000
Labor	$180,000
Metallurgical Testing	$65,000
Management Fee	$200,000
Contingency	$295,000
Total	$3,000,000

Our ability to commence and complete Phase Two of our exploration program is subject to our obtaining substantial financing, of which there is no assurance.

MOONLIGHT PROPERTY

Description of Property

We hold an option to acquire a 100% interest in 307 unpatented mineral claims having an area of approximately 6,300 acres located on the northern end of the Walker Lane Belt in Plumas County, California (the “Moonlight Property”). We acquired our interest in the Moonlight Property pursuant to the Assignment Agreement among Metamin Enterprises Inc. (the “Assignor”), a company controlled by Benjamin Ainsworth, our President, Secretary and director, Metamin Enterprises USA Inc., a wholly owned subsidiary of the Assignor, and the Company. In consideration of the assignment, we agreed to:

(a)	pay to the Assignor the following cash payments:

	(i)	$15,000 on January 16, 2012, the date of approval from the TSX Venture Exchange (the “Exchange Approval Date”) (which amount has been paid);
	(ii)	$25,000 on or before February 18, 2012 (which amount has been paid);
	(iii)	$25,000 on or before February 18, 2013;
	(iv)	an annual advanced royalty, deductible from any future royalty payments, of $15,000 commencing on February 18, 2014 and payable every year thereafter; and

(b)	issue to the Assignor the following shares of our common stock (“Shares”):

	(i)	75,000 Shares on the Exchange Approval Date (which shares have been issued);
	(ii)	75,000 Shares on or before February 18, 2012 (which shares have been issued);
	(iii)	150,000 Shares on or before February 18, 2013; and
	(iv)	200,000 Shares on or before February 18, 2014.

We also reimbursed the Assignor approximately $90,000 for annual maintenance and exploration expenses previously incurred on the Moonlight Property by the Assignor. The Assignor will retain a 1% net smelter return on metals extracted from the Moonlight Property, which can be repurchased by us for $1,000,000, and a gross overriding royalty of 2.5% on receipts from the sale of industrial minerals.

As we acquired the Assignor’s right and interest in the Option Agreement, we will also be required to do the following in order to maintain and exercise the Option:

(a)	pay to the Optionor the following cash payments:

	(i)	$25,000 on or before February 18, 2012 (which amount has been paid);
	(ii)	$25,000 on or before February 18, 2013;
	(iii)	an annual advanced royalty, deductible from any future royalty payments, of $15,000 commencing on February 18, 2014 and payable every year thereafter; and

(b)	issue to the Optionor the following Shares:

	(i)	75,000 Shares on the January 16, 2012 (the “Exchange Approval Date”) (which shares have been issued);
	(ii)	75,000 Shares on or before February 18, 2012 (which shares have been issued);
	(iii)	150,000 Shares on or before February 18, 2013; and
	(iv)	200,000 Shares on or before February 18, 2014.

Under the Option Agreement, we are also required to incur $100,000 in exploration expenditures on the Moonlight Property by February 18, 2013. The Optionor will retain a 1% net smelter return on metals extracted from the Moonlight Property, which can be repurchased by us for $1,000,000, and a gross overriding royalty of 2.5% on receipts from the sale of industrial minerals.

In order to maintain Moonlight Property claims each year we must pay a maintenance fee of $140 per claim to the California State Office of the Bureau of Land Management. We have paid the required maintenance fees and filed the affidavits required in order to extend the claims to August 31, 2013.

MOONLIGHT
PROJECT
OREGON
CALIFORNIA
NEVADA
Eureka
Redding
Red Bluff
Chico
Oroville
Susanville
Westwood
Greenville
Quincy
Lake Almanor
Reno
Sparks
Sacramento
Stockton
SAN FRANCISCO
Oakland
Santa Rosa
Ukiah
Modesto
N

MOONLIGHT
PROJECT
California

KILOMETERS
0
50
100

CANYON COPPER CORP.

MOONLIGHT PROJECT
Greenville, California

LOCATION MAP

Location and Access, Climate, Locale Resources and Physiography

The Moonlight Property is located about 10 miles northeast of Greenville, California and about 100 miles northwest of Reno, Nevada. The property is accessed from the Reno Nevada International airport by taking US Interstate 395 northwest for approximately 85 miles to the town of Susanville California. At the town, turn south onto State Highway 36 towards the town of Westwood for approximately 18.6 miles to a secondary road heading south (approximately 2.2 miles east of Westwood). The western most edge of the Moonlight Property is approximately 12.6 miles from the turnoff of Highway 36 via a series of gravel roads, many of which are actively used by logging companies operating east of the company’s claim block. The access is good all across the current project ground utilizing active forestry roads and many old drill access roads completed by Placer in the 1960-70’s.

The Moonlight Property is situated in the Sierra Nevada province of California, characterized by north-northwest trending mountain ranges separated by alluvial filled valleys. The claims vary in elevation from a low of approximately 5,520feet (1,682 meters) in the Moonlight Valley at the western edge of the property, to a high of approximately 6,420 feet (1,957 meters) on the peak in the southeast corner of the property. Outside the claims to the northwest of the claim block, elevation rises steeply to Moonlight Peak where elevations reach approximately 6,830 feet (2,082 meters). There are a few bedrock exposures on the property and only a thin soil development on the upland portion of the blocks. The Moonlight Valley floor has virtually no bedrock exposure.

The climate is defined by hot summers to a maximum of 100 F and cold, windy winters with lows to -10 F. Precipitation is moderately light with an average rainfall of 30” and an average snowfall of approximately 140”. Spring and autumn months are moderate in temperature. The vegetation varies depending on elevation and moisture. Cedar, lodgepole pine, mountain mahogany, and juniper grow on the slopes of the project ground. Some studies have been done on lichen that may indicate copper mineralization at depth but no final conclusions have been completed on the lichen distribution. The Moonlight Property area is fairly dry with numerous small dry drainages scattered throughout the claim block, water will need to be trucked during drilling phases. The Mountain Meadows Reservoir is located approximately six miles to the west-northwest of the property which could supply water for all advanced exploration activities on the property.

The area is serviced by Pacific Gas & Electric Company and significant high tension power lines lie close to the project ground and parallel Highway 36. The nearest rail line is the Western Pacific that runs through the town of Westwood, approximately 15 road miles to the west of the property. International air services are located in Reno, approximately 85 miles southeast of Susanville. The closest deep water port is Sacramento which is located approximately 150 miles to the southwest.

There is a highly trained mining-industrial workforce available in Carlin-Elko area of northern Nevada which is located approximately 250 road miles from the Moonlight Property area. Most all supplies are available at Carlin, Elko or Reno, where all the needed equipment, supplies and services for mining companies to conduct full exploration and mining development projects are available

Exploration and mining can be conducted year-round, due to the established road and its proximity to infrastructure. The property is large enough to support all future exploration or mining operations including facilities and potential waste disposal areas. Potential processing plant sites may have to be located closer to water. Controlling the mineral rights under valid lode claims will not fully entitle the company to develop a mine. Permitting will need to be carefully planned and executed to be sustainable in the community and this area of California.

History

Plumas County was actively explored between 1863 and the 1930’s. In 1885, Henry Engels first discovered in the Lights Creek area which eventually became the Engels Mine. The Engels Mine is located approximately 2.6 miles east of the Moonlight Property. The mine shut down in the 1930’s and since that time there have been sporadic periods of exploration activity. The Engels Mining Company also operated the Superior Mine, which is southeast to the Moonlight Property between 1922 and 1930.

In 1953 and 1954 Newmont Mining Co. completed a preliminary aerial geologic map of the Lights Creek area of the Moonlight Property.

In 1961, American Exploration and Mining (“Amex”), a subsidiary of Placer Dome, began an initial investigation, being reconnaissance and magnetometer surveys, of the Lights Creek area. In October 1962, Amex completed preliminary geological investigations of the various known mineral occurrences in the area. That was followed in by geochemical stream-sediment and soil sampling of the area that outlined six large anomalous zones within an area of about six square miles. One of the copper soil anomalies coincides with the present Moonlight deposit. This resulted in the first claims staked in the Moonlight Valley in late 1964. Preliminary drilling was completed on the Sulfide Ridge geochemical anomaly located outside the present day Moonlight Property. In mid-1966, Induced Polarization surveys were conducted over many of the known mineral occurrences in the Lights Creek district. This survey produced anomalies in the area of the present day Moonlight deposit.

In August 1966, the first drill hole in the Moonlight deposit was completed. This hole, ML-1, showed encouraging results, being disseminated bornite in top 220 feet of hole. Encouraged by the results, Amex staked additional claims and continued drilling through to December 1966. This work indicated that a significant low-grade disseminated copper mineralized zone was present on the Moonlight Property.

During the last half of 1967, Amex completed additional drilling and initiated detailed petrological studies. At this point, diamond drilling in the area totaled 142,093 feet and included drilling on all mineral showings such as Moonlight, Superior, Engels and other satellite showings. At this junction in the program, Amex determined that there was a problem with all the previous analyses that had been completed at their own Golden Sunlight Mine assay facilities in Montana. Therefore, they decided that all drill samples must be re-assayed by an independent firm, Union Assay.

In early 1968, Amex began an investigation of the metallurgy of the deposit with the shipment of two large composited samples to the Placer Dome laboratory in Salmo, B.C. By spring 1968, the re-assaying program had been completed; Amex resumed drilling and carried on through to January 1969. In addition, Amex completed further claim staking. Drilling resumed in August 1969 and continued sporadically until November 1970. In 1969-1970, Amex commissioned a number of independent geophysical studies that were completed on the property including an airborne gamma ray spectrometer survey, IP surveys, and detailed ground magnetometer survey. The IP survey successful identified the north-eastern extension to the Moonlight mineralized body which was subsequently confirmed by drilling. During the same period, Amex completed a number of computer modeling studies in an attempt to look for trends in grade and for possible correlation between degree of fracturing and grade. Several in-house and independent resource estimations were completed by December 1970. In addition, Amex completed a three-dimensional model and a computer designed open pit was complete, using a three-D optimization program and manual smoothing techniques.

The project was put on hold from 1971-1994, with respect to any new field exploration, due to the declining copper prices in the early 1970’s and the change in focus within Amex. In 1994, Amex dropped all interest in the project, allowed the claims to lapse.

In 2007, Sheffield Resources Ltd. (“Sheffield”) acquired an option to purchase the Moonlight Property. Between 2005 to 2007, Sheffield completed a detailed surface sampling program on the Moonlight Property. This sampling program consisted of 304 surface and underground samples. In 2006, Sheffield completed a 14 hole diamond drill program totaling 11,135 feet.

Geology at Moonlight Property

The Moonlight Property is hosted in the Lights Creek intrusive stock which lies near the triple point junction of the Cascade, Sierra Nevada, and Basin and Range provinces. The Moonlight, Engels and Superior deposits are located in the Lights Creek district at the north end of the 25 mile long 5 mile wide Plumas Copper Belt.

The Plumas Copper Belt is situated along the northwest extension of the Walker Lane Mineral Belt. The Walker Lane has hosted some of the biggest precious and base metal mines in the western US and major discoveries continue to be made along this prolific trend.

Triassic-Jurassic weakly metamorphosed basalts and andesites are intruded by late Jurassic-Cretaceous plutonic rocks of varying composition in the Lights Creek district. The roof pendant metavolcanics have been largely eroded in the Lights Creek district exposing a 7 square mile area of the Lights Creek Stock. Earlier work suggests there are five distinct batholithic differentiates in the Lights Creek area.

The Lights Creek Stock refers to quartz monzonite, which is the ore host at the Moonlight and Superior deposits. Both Sheffield and Placer have noted that the quartz monzonite tends to be finer grained with a more porphyritic texture near the contact with metavolcanics and less potassium feldspar-rich and more equigranular with depth and towards the center of the quartz monzonite stock.

Deposit Types at Moonlight Property

The Moonlight copper deposit is classified as a porphyry copper deposit with associated gold, silver and molybdenum credits.

Typical porphyry copper deposits are cylindrical, stock-like composite bodies having elongate outcrops 1.5 x 2 km in diameter and containing an outer shell of medium to coarse-grained equigranular rock with a porphyritic core of similar composition. The most common ore hosts are quartz monzonite to granodiorite felsic plutonic rocks. In addition, a second population of deposits occurs in more mafic intrusive rocks of syenitic to dioritic composition.

Typically, four alteration halos are often present roughly centered on the porphyry stock:

•

Potassic Zone – this zone was always present and characterized by secondary potassium feldspar (K- spar), biotite and/or chlorite replacing primary K-spar, plagioclase and mafics. Minor sericite may be present.

•	Phyllic Zone - not always present a characterized by vein quartz, sericite and pyrite with minor chlorite, illite and rutile replacing the K-spar and biotite.

•

Argillic Zone – was not always present. It is identified by the clay minerals kaolinite and montmorillonite with minor disseminated pyrite. Plagioclase is strongly altered, K-spar unaffected and biotite chloritized.

•	Propylitic Zone –always present and contains chlorite, calcite and minor epidote. The mafic minerals are highly altered while the plagioclase is less altered.

At depth all zones are thought to coalesce into a single, large K-spar-quartz- chlorite-sericite unit.

The closest known porphyry copper deposit in this area of NW United States is the Yerington copper deposits located 60 miles south east of Reno (approximately 145 miles southeast of the Moonlight deposit). The Yerington porphyry copper deposit lies in the central portion of the mid-Jurassic Yerington batholith, a three phase intrusive body composed of an older granodiorite, a quartz monzonite and a younger quartz monzonite porphyry dyke swarm. The mine operated by Anaconda Copper from 1952-1978 and produced approximately 162 million tons of oxide and sulphide copper ore averaging 0.55% Cu. From 1990-1999, Arimetco Inc. produced approximately 31,500 tons of copper from oxide ore using SXEW technology.

Placer recognized that the deposits of the Lights Creek district had many characteristics which were not typical of porphyry copper deposits and lacked many of the typical features.

Many copper deposits which had previously been classified as porphyry copper-type have now been recharacterized as belonging to the iron oxide copper-type. There is considerable evidence that the Lights Creek deposits should be included in this group. Deposits with a fairly wide variety of characteristics have been classified as belonging to the iron oxide copper group. However the characteristics listed below are consistently used to classify these types of deposits.

•	Abundant magnetite and/or hematite which is often specular. If both are present, hematite is more common higher in the system.

•	Low pyrite content with increased pyrite often located beneath and adjacent to the ore zone.

•	Typically tabular shaped orebody rather than cylindrical or deep sided cupola-shaped like porphyry copper deposits.

•	Abundant bornite and/or hypogene chalcocite often as a late fracture filling phase of mineralization.

•	Anomalous Au, Ag, U, and rare earth elements.

The Lights Creek deposits show all of these characteristics.

Mineralized diabase dikes have been observed at both Moonlight and Superior raising the question of how long after the crystallization of the quartz monzonite did some of the mineralization take place. More study is needed before a more complete genetic model can be developed for the Lights Creek district.

Mineralization at Moonlight Property

Regional Mineralization

The Lights Creek stock appears to be unique to Northern California as it hosts porphyry copper-type mineralization. At least three zones of copper mineralization have been delimited by past workers.

Property Mineralization-Engels

The steeply northward plunging, tabular Engels copper ore body is contained in a vertical shear zone that ranges from 25 to 125 feet in width. The ore principally consisted of bornite and chalcopyrite hosted in a hornblende gabbro body. Younger quartz diorite and quartz monzonite bodies are associated with the gabbro and likely played an important role in the placement of the copper mineralization.

Property Mineralization-Superior

The Superior mine is thought to have formed at a higher temperature than the Moonlight deposit. The previously mined deposit consists of a stockwork of seven parallel, northeasterly striking, and easterly dipping (550-800) vein zones. The veins principally consist of chalcopyrite and some bornite, along with associated magnetite and pyrite and are 8-20 ft thick. Magnetite is more prevalent at the Superior Mine than at the Moonlight deposit while specularite, common at Moonlight is non-existent at Superior. The Superior mine exhibits some porphyry like attributes and similarities to Moonlight in that they are both found within an intrusive body in close proximity to an older metavolcanic sequence. Its copper mineralization is contained in stockwork vein system hosted in a similar quartz monzonite body to the host of the Moonlight deposit. Mineralization historically was mined from steeply dipping, thick chalcopyrite rich veins, steeply dipping controls to the mineralization at Moonlight are only now being considered important. A large body of disseminated copper mineralization has been identified at Superior as the result of work completed by Placer/Amex. They drilled approximately 96 drill holes or approximately 50,200 feet of diamond drilling (including 3,550 feet of rotary drilling) from 1964-1968.

Property Mineralization-Moonlight

Two different styles of mineralization were revealed by Sheffield’s drilling. An earlier stage of disseminated very fine grained copper minerals is commonly located interstitial to silicates and especially to disseminated rosettes of tourmaline. Most of the copper encountered in drilling the southern part of the Moonlight deposit was contained in this disseminated style of mineralization. Copper mineralization is also contained in later stage veinlets and crackle breccias associated with tourmaline, quartz, hematite and magnetite. Pyrite is virtually absent in both styles of mineralization at the depths drilled at Moonlight. However, some pyrite was encountered at the deeper levels of drilling and may be more abundant at greater depths.

Oriented core and inspection of the bedrock in drilling sumps and shallow prospect workings showed that copper mineralization was contained on fractures with a wide variety of orientations. Strong copper mineralization was commonly observed on veinlets trending N20-35W and dipping 15-35 SW. In addition to the mineralization in shallow dipping fractures, copper is contained on NS steep to moderately E dipping, N60-75E steeply N dipping, N70-85W steeply south dipping veinlets. A more complete description of the geologic characteristics of the deposit is presented in the geology section below.

Both Sheffield and Placer have recognized that there at least two styles or stages of mineralization at the Moonlight deposit. The paragenetically earlier style is characterized by disseminated copper minerals located interstitial to quartz, feldspar, chlorite and especially disseminated rosettes of tourmaline. This mineralization usually consists of fine grained chalcopyrite but zones of disseminated bornite are also common. High in the system disseminated hypogene chalcocite has also been occasionally observed. Bornite has been observed to rim chalcopyrite grains in some places. Placer characterized this mineralization as late stage magmatic or pneumatolytic. A metasomatic origin should not be precluded. This style of mineralization shows some association with potassium feldspar and a very strong association with tourmaline and sometimes chlorite abundance.

Unless overprinted by second stage fracture or breccia hosted mineralization, this style of mineralization has typically been observed to assay 0.1 - 0.8 %Cu. Visual estimates from core logging suggest that this style of mineralization accounts for less than 25 % of the copper value in the north part of the deposit around Sheffield holes 06MN-9,10,11,12. It is estimated to account for about 50% of the copper in the central part of the deposit around holes 05MN-1,2 and 06MN-8,13,14 and approximately 75% of the copper value in the southern part of the deposit around holes 06MN-3,4,5,6.

The second transgressive stage of mineralization is characterized by veinlets or stockwork breccias which often have a gangue of tourmaline and lesser quartz with strong hematite. Strong copper mineralization was commonly observed on veinlets trending N20-35W and dipping 15 -35 SW. The overall orientation of the Moonlight deposit appears to be parallel to these gently southwest dipping fractures and indicates a good exploration target underneath the metavolcanics to the southwest. In addition to the mineralization in shallow dipping fractures, copper is contained on N-S steep to moderately E dipping, N60-75E steeply N dipping, N70-85W steeply south dipping veinlets. Although fracture hosted mineralization is widespread and often high grade at Moonlight, drilling to date has not revealed extensive vein-like structures similar to those mined at the Superior and Engels mines.

The copper sulfides show a very strong vertical zonation, with chalcocite or digenite predominating in the upper levels of the deposit. With increasing depth, bornite predominates and chalcopyrite appears. Bornite is often observed to rim or cut chalcopyrite. Bornite and chalcopyrite are also observed to be cut by chalcocite veinlets. At the deeper levels chalcopyrite typically predominates in fracture hosted mineralization, but bornite is often still abundant. Magnetite can sometimes appear with hematite decreasing in abundance with depth. In rare cases pyrite will appear in veinlets at depth. Iron or magnesium-rich carbonates are also common in fracture hosted mineralization. Late stage copper-poor calcite and quartz veinlets that cut both preceding types of mineralization are also common.

Sericitic, chloritic and albitic alteration has been observed to form halos around veinlets and breccia zones. Epidote becomes more abundant in and around veinlets with depth. Potassium feldspar is abundant but it is unclear how much is primary and how much is hydrothermal. In addition to the quartz, feldspar and 1-5% disseminated tourmaline that typically makes up the Lights Creek Quartz Monzonite, there is 2-8% finely disseminated hematite and magnetite. The hematite is typically specular and thin section work indicates that it is usually replacing magnetite. This replacement by hematite decreases with depth and the quartz monzonite is typically more magnetic with depth

This veinlet or breccia hosted mineralization is much more common in the northern part of the deposit and chalcocite-rich mineralization here commonly runs more than 1%. In holes 06MN-9,10,11,2 chalcocite-rich mineralization grades quickly into chalcopyrite with depth and bornite is not very abundant. In the southern and central parts of the deposit the chalcocite-bornitechalcopyrite zonation is well developed. Fracture hosted mineralization sometimes runs more than 1% copper in the central and southern portions of the deposit as well.

Current Exploration Program

We have commenced permitting for a shallow reverse circulation drill program at the Moonlight copper oxide deposit in order to establish a resource estimate of the oxide mineralization. The drill program is planned for late 2012 and will be greatly facilitated by the network of new logging roads in the area. In support of this work, the old drill core, in storage in nearby Crescent Mills, will be re-logged to confirm the limits of the oxide mineralization and the bornite chalcocite sulphide mineralization. We anticipate the cost of this drill program will be $250,000.

ITEM 3.            LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 4.            MINE SAFETY DISCLOSURES.

Not applicable.

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

	2012		2011
	High	Low	High	Low
First Quarter ended September 30	$0.39	$0.08	$0.13	$0.05
Second Quarter ended December 31	$0.29	$0.09	$0.35	$0.05
Third Quarter ended March 31	$0.18	$0.10	$0.45	$0.25
Fourth Quarter ended June 30	$0.14	$0.06	$0.40	$0.28

The above quotations have been adjusted to reflect our 79-for-100 reverse split effective November 24, 2010. Quotations entered on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS OF OUR COMMON STOCK

As of September 26, 2012, we had 109 registered holders of our common stock holding an aggregate of 68,696,934. We believe a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

All unregistered sales of our equity securities made during the fiscal year ended June 30, 2012 have been previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

Moonlight Property

In spring 2012, we conducted a preliminary assessment of the Moonlight Property, which involved a detailed review of all historical data on the Moonlight Property. Based on the results of this preliminary assessment, we have decided to commence a shallow reverse drill program at the Moonlight Property. The drill program is scheduled for late 2012 and will target the copper oxide deposit on the Moonlight Property. We anticipate that the drill program will cost approximately $250,000.

Anticipated Expenses

We anticipate that we will require the following funds for exploration programs and our ongoing operations:

ITEM AND ACTIVITY	12 Month Total
Budget
LAND STATUS
New York Canyon Project
2012 - 2013 unpatented claim maintenance fees	$98,000
Monthly Payments – Patented Claims	36,000
Moonlight Property
Assignment and Option Payments	50,000
2012-2013 unpatented claim maintenance fees	48,000
EXPLORATION PROGRAM
New York Canyon Project
Metallurgical sampling and testing	75,000
Environmental base line study work	55,000
Geological mapping/geological survey	30,000
Field supplies and support	20,000
Contingency	25,000

ITEM AND ACTIVITY	12 Month Total
Budget
Moonlight Property
Drilling	250,000
Metallurgical sampling and testing	50,000
Environmental base line study work	30,000
Geological mapping/geological survey	30,000
Field supplies and support	20,000
Contingency	25,000
GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	297,000
TOTAL	$1,134,000

As at June 30, 2012, we had cash of $715,907. For the next twelve months, management anticipates that we have sufficient funds to meet our annual claim payments, implement our geochemical sampling program on the New York Canyon Project and meet the costs associated with our ongoing reporting obligations. However, we will require additional financing in order to implement the shallow reverse drill program on the Moonlight Property and the proposed test drilling program on the New York Canyon Project. There is no assurance we will be successful in raising such funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended	Year Ended	Percentage
	June 30, 2012	June 30, 2011	Increase / Decrease
Revenue	$-	$-	n/a
Operating Expenses	(1,250,536)	(841,815)	48.6%
Other Income (Expense)	652,691	(10,466)	(6,336.3)%
Net Loss	$(597,845)	$(852,281)	(29.9)%

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

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended	Year Ended	Percentage
	June 30, 2012	June 30, 2011	Increase / Decrease
Operating expenses:
Foreign exchange loss	$59,198	$41,050	44.2%
General and administrative	713,313	395,371	80.4%
Mineral exploration costs	478,025	405,394	17.9%
Total	$1,250,536	$841,815	48.6%

Our operating expenses increased from $841,815, during the year ended June 30, 2011, to $1,250,536, during the year ended June 30, 2012. The increase in our operating expenses is due to increases in general and administrative expenses, mineral exploration costs and foreign exchange loss.

General and Administrative Expenses

We recorded the following general and administrative expenses during the fiscal years ended June 30, 2012 and 2011:

	Year Ended	Year Ended	Percentage
	June 30, 2012	June 30, 2011	Increase / Decrease
Accounting and Legal	$177,453	$104,765	69.3%
Management and Consulting	187,217	195,168	(4.1)%
Office and Miscellaneous	42,986	26,223	63.9%
Interest and Bank Charges	1,058	1,099	(3.7)%
Corporate and Shareholder Communications	180,473	18,793	860.3%
Rent	26,017	18,003	44.5%
Telephone	3,554	3,183	11.7%
Travel and Transportation	7,977	13,036	(38.8)%
Transfer Agents and Filing Fees	86,578	15,101	473.3%
Total	$713,313	$395,371	80.4%

Accounting and legal expenses increased from $104,765, during fiscal 2011, to $177,453, during fiscal 2012, primarily resulting from increased accounting and legal costs in connection with our listing on the TSX Venture Exchange and the filing of our Registration Statement on Form S-1 with the SEC.

Management and consulting fees consisted of fees incurred to our Chief Executive Officer, Chief Financial Officer and President. The slight decrease from $195,157, during fiscal 2011, to $187,217, during fiscal 2012, is primarily due to a decrease in fees incurred by our Chief Financial Officer.

Corporate and shareholder communications expenses increased substantially from $18,793, during fiscal 2011, to $180,473, during fiscal 2012. Additional fees in fiscal 2012 primarily relate to costs incurred for our 2011 Annual General Meeting, distribution of news releases and consulting fees for website development and the preparation of investor and shareholder materials.

The increase in rent expense from $18,003, during fiscal 2011, to $26,017, during fiscal 2012, is due to our monthly rent increasing from CDN $1,500 per month to CDN $3,500 per month in March 2012.

In fiscal 2012, travel and transportation of $7,977 relates to travel costs associated with site visits to the Moonlight Property.

The substantial increase in transfer agent and filing fees from $15,101, during fiscal 2011, to $86,578, during fiscal 2012, is due listing and annual fees paid to the TSX Venture Exchange.

Mineral Exploration Costs

We recorded mineral exploration costs of $405,394, during fiscal 2011, as compared to $452,146, during fiscal 2012. Mineral exploration costs primarily consisted of annual payments to maintain the New York Canyon Project in good standing and mineral lease payments. Additional mineral exploration costs in fiscal 2012 primarily relate to the fees paid for the re-analysis the 2006 Longshot Ridge drill pulps.

Net Loss

The decrease in our net loss for the year ended June 30, 2012 is due to the fact that we recorded a gain on change in fair value of derivative liability, which relates to the issuance of share purchase warrants under our brokered and non-brokered foreign private placement offerings, offset by an increase in foreign exchange loss, general and administrative expenses and mineral exploration costs.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At June 30, 2012	At June 30, 2011	Increase / Decrease
Current Assets	$772,520	$1,270,655	(39.2)%
Current Liabilities	730,967	780,265	(6.3)%
Working Capital (Deficit)	$41,553	$490,390	(91.5)%

Cash Flows
	Year Ended	Year Ended
	June 30, 2012	June 30, 2011
Cash Flows used in Operating Activities	$(1,154,569)	$(678,759)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	646,512	1,652,805
Net Increase (decrease) in Cash During the Year	$(508,057)	$974,046

Our working capital decreased from $490,390, as at June 30, 2011, to $41,553, as at June 30, 2012. The decrease in working capital was primarily a result of a decrease in cash due to general and administrative expenses, Phase One of our exploration program on the New York Canyon Project, our acquisition of an interest in the Moonlight Property and listing on the TSX Venture Exchange. These amounts were partially offset by the fact that we completed our brokered and non-brokered foreign private placement financings in July 2011 for total proceeds of CDN $1,057,425 ($1,101,503). The details of the private placement financings are set out below:

(a)	a brokered offering of 2,164,071 units for gross proceeds of CDN $757,425 ($789,231) pursuant to Regulation S of the Securities Act; and

(b)	a non-brokered offering of 857,142 units for gross proceeds of CDN $300,000 ($312,272) pursuant to Regulation S of the Securities Act.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project. For the next twelve months, management anticipates that we have sufficient funds to meet our annual claim payments, implement our geochemical sampling program on the New York Canyon Project and meet the costs associated with our ongoing reporting obligations. However, we will require additional financing in order to implement the shallow reverse drill program on the Moonlight Property and the proposed test drilling program on the New York Canyon Project.

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

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

1.	Report of Independent Registered Public Accounting Firm;

3.	Balance Sheets as at June 30, 2012 and 2011;

4.	Statements of Operations for the years ended June 30, 2012 and 2011 and accumulated from inception to June 30, 2012;

5.	Statement of Stockholders’ Equity (Deficit) for the period from inception to June 30, 2012;

6.	Statements of Cash Flows for the years ended June 30, 2012 and 2011 and accumulated from inception to June 30, 2012; and

7.	Notes to the Financial Statements.

CANYON COPPER CORP.
(An Exploration Stage Company)
June 30, 2012
(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Canyon Copper Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Canyon Copper Corp. (An Exploration Stage Company) as of June 30, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from January 21, 2000 (date of inception) to June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Canyon Copper Corp. accumulated from January 21, 2000 (date of inception) to June 30, 2009 were audited by other auditors whose report dated September 22, 2009 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from January 21, 2000 (date of inception) to June 30, 2009 reflect a net loss of $19,928,215 of the related cumulative totals. The auditors’ report has been furnished to us, and our opinion, insofar as it related to amounts included for such periods, is based solely on the report of such auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and accumulated from January 21, 2000 (date of inception) to June 30, 2012, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

September 20, 2012

CANYON COPPER CORP.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	June 30,	June 30,
	2012	2011
	$	$
ASSETS
Current Assets
Cash	718,907	1,226,964
Prepaid expenses and deposits	53,613	43,691
Total Current Assets	772,520	1,270,655
Deferred financing costs	–	60,965
Total Assets	772,520	1,331,620

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	136,134	188,837
Due to related parties (Note 4)	586,426	591,428
Derivative liabilities (Note 5)	8,407	–
Total Current Liabilities	730,967	780,265
Due to related parties (Note 4)	197,204	77,784
Derivative liabilities (Note 5)	–	389,826
Total Liabilities	928,171	1,247,875
Nature of Operations and Continuance of Business (Note 1)
Contingent Liability (Note 10)
Stockholders’ Equity (Deficit)
Preferred stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: nil shares (2011 – 500,000 shares)	–	5
Common stock Authorized: 131,666,666 shares, par value $0.00001 Issued and outstanding: 68,696,934 shares (2011 – 65,375,721 shares)	687	654
Additional paid-in capital	22,279,275	21,620,854
Common stock subscribed	–	300,000
Deficit accumulated during the exploration stage	(22,435,613)	(21,837,768)
Total Stockholders’ Equity (Deficit)	(155,651)	83,745
Total Liabilities and Stockholders’ Equity (Deficit)	772,520	1,331,620

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

			Accumulated from
			January 21, 2000
	Year Ended	Year Ended	(date of inception)
	June 30,	June 30,	to June 30,
	2012	2011	2012
	$	$	$

Revenue	–	–	–

Operating Expenses

Depreciation	–	–	5,540
Foreign exchange loss	59,198	41,050	75,767
General and administrative (Note 4)	713,313	395,371	10,578,078
Impairment of mineral property costs	–	–	2,759,130
Impairment of property and equipment	–	–	10,811
Mineral exploration costs	478,025	405,394	5,808,892

Total Operating Expenses	1,250,536	841,815	19,238,218

Operating Loss	(1,250,536)	(841,815)	(19,238,218)

Other Income (Expense)

Accretion of discounts on convertible debt	–	–	(799,963)
Debt conversion expense	–	–	(2,010,076)
Gain on change in fair values of derivative liabilities	657,267	7,024	1,097,006
Loss on settlement of related party debt	–	–	(2,871)
Impairment of investment securities	–	–	(459,817)
Interest expense	(30,009)	(17,490)	(386,243)
Loss on extinguishment of debt	–	–	(252,454)
Loss on sale of investment securities	–	–	(411,430)
Write-off of accounts payable	25,433	–	28,453

Total Other Income (Expense)	652,691	(10,466)	(3,197,395)

Net Loss	(597,845)	(852,281)	(22,435,613)

Net Loss Per Share, Basic and Diluted	(0.01)	(0.01)

Weighted Average Shares Outstanding	68,423,000	62,393,000

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2012
(Expressed in U.S. dollars)

									Deficit
								Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Stock	Other	During the
		Par		Par	Paid-in	Stock	Subscriptions	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Receivable	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$	$
Balance, January 21, 2000 (date of inception)	–	–	–	–	–	–	–	–	–	–
Issuance of stock for services and payment of advances for $0.006 per share	–	–	36,340,000	364	274,636	–	–	–	–	275,000
Net loss for the period	–	–	–	–	–	–	–	–	(290,820)	(290,820)
Balance – June 30, 2000	–	–	36,340,000	364	274,636	–	–	–	(290,820)	(15,820)
Net loss for the year	–	–	–	–	–	–	–	–	(11,766)	(11,766)
Balance, June 30, 2001	–	–	36,340,000	364	274,636	–	–	–	(302,586)	(27,586)
Issuance of stock for cash at $0.011 per share	–	–	5,407,501	54	74,346	–	–	–	–	74,401
Net loss for the year	–	–	–	–	–	–	–	–	(43,817)	(43,817)
Balance, June 30, 2002	–	–	41,747,501	418	348,983	–	–	–	(346,403)	2,998
Net loss for the year	–	–	–	–	–	–	–	–	(17,713)	(17,713)
Balance, June 30, 2003	–	–	41,747,501	418	348,983	–	–	–	(364,116)	(14,715)
Cancellation of stock owned by a director	–	–	(23,173,333)	(232)	232	–	–	–	–	–
Conversion of debentures	–	–	–	–	–	902,126	–	–	–	902,126
Issuance of stock for cash at $4.50 per share	–	–	184,333	2	1,049,998	–	–	–	–	1,050,000
Stock issuance costs	–	–	–	–	(105,000)	–	–	–	–	(105,000)
Net loss for the year	–	–	–	–	–	–	–	–	(1,601,036)	(1,601,036)
Balance, June 30, 2004	–	–	18,758,501	188	1,294,213	902,126	–	–	(1,965,152)	231,375

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2012
(Expressed in U.S. dollars)

									Deficit
								Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Stock	Other	During the
		Par		Par	Paid-in	Stock	Subscriptions	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Receivable	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$	$

Balance, June 30, 2004	–	–	18,758,501	188	1,294,213	902,126	–	–	(1,965,152)	231,375
Issuance of stock for consulting services	–	–	105,333	1	761,999	–	–	–	–	762,000
Cancellation of stock issued for consulting services	–	–	(52,667)	(1)	(727,999)	–	–	–	–	(728,000)
Issuance of stock pursuant to the exercise of options	–	–	105,333	1	199,999	–	–	–	–	200,000
Issuance of stock pursuant to conversion of debentures	–	–	144,677	1	902,125	(902,126)	–	–	–	–
Issuance of stock pursuant to mineral property option agreements	–	–	371,300	4	1,876,496	–	–	–	–	1,876,500
Issuance of stock to settle related party debt	–	–	52,044	1	73,123	–	–	–	–	73,124
Cancellation of stock owned by the President of the Company	–	–	(5,266,667)	(53)	53	–	–	–	–	–
Issuance of preferred stock for investment securities	500,000	5	–	–	1,382,013	–	–	–	–	1,382,018
Unrealized loss on investment securities	–	–	–	–	–	–	–	(437,712)	–	(437,712)
Fair value of stock options granted	–	–	–	–	384,144	–	–	–	–	384,144
Intrinsic value of beneficial conversion features	–	–	–	–	180,183	–	–	–	–	180,183
Net loss for the year	–	–	–	–	–	–	–	–	(4,025,401)	(4,025,401)
Balance, June 30, 2005	500,000	5	14,217,854	142	6,326,349	–	–	(437,712)	(5,990,553)	(101,769)

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2012
(Expressed in U.S. dollars)

									Deficit
								Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Stock	Other	During the
		Par		Par	Paid-in	Stock	Subscriptions	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Receivable	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$	$

Balance, June 30, 2005	500,000	5	14,217,854	142	6,326,349	–	–	(437,712)	(5,990,553)	(101,769)
Issuance of stock for cash at $0.75 per share	–	–	1,316,667	13	1,249,987	–	–	–	–	1,250,000
Issuance of stock for cash at $0.90 per share	–	–	395,000	4	449,996	–	–	–	–	450,000
Issuance of stock for geological data at a fair value of $1.17 per share	–	–	6,583	–	9,750	–	–	–	–	9,750
Issuance of stock to settle debt at a fair value of $1.11 per share	–	–	16,786	–	23,585	–	–	–	–	23,585
Issuance of stock for cash at $1.20 per share	–	–	1,178,417	12	1,789,988	–	–	–	–	1,790,000
Share issuance costs	–	–	–	–	(222,668)	–	–	–	–	(222,668)
Issuance of stock pursuant to a mineral property agreement	–	–	131,667	1	284,999	–	–	–	–	285,000
Fair value of stock options granted	–	–	–	–	3,229,195	–	–	–	–	3,229,195
Issuance of stock pursuant to the exercise of stock options	–	–	39,500	1	52,499	–	–	–	–	52,500
Unrealized loss on investment securities recognized as an impairment loss	–	–	–	–	–	–	–	437,712	–	437,712
Net loss for the year	–	–	–	–	–	–	–	–	(7,692,137)	(7,692,137)
Balance, June 30, 2006	500,000	5	17,302,474	173	13,193,680	–	–	–	(13,682,690)	(488,832)

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2012
(Expressed in U.S. dollars)

									Deficit
								Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Stock	Other	During the
		Par		Par	Paid-in	Stock	Subscriptions	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Receivable	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$	$
Balance, June 30, 2006	500,000	5	17,302,474	173	13,193,680	–	–	–	(13,682,690)	(488,832)
Issuance of stock for cash at $0.75 per share	–	–	683,613	7	648,993	–	–	–	–	649,000
Issuance of stock for cash at $0.90 per share	–	–	43,889	1	49,999	–	–	–	–	50,000
Issuance of shares pursuant to mineral property agreement	–	–	135,617	1	172,949	–	–	–	–	172,950
Issuance of shares to settle debt	–	–	105,333	1	99,999	–	–	–	–	100,000
Issuance of shares to settle related party debt	–	–	5,583	–	5,300	–	–	–	–	5,300
Issuance of shares to settle convertible debentures	–	–	362,593	4	344,230	–	–	–	–	344,234
Intrinsic value of beneficial conversion features	–	–	–	–	254,749	–	–	–	–	254,749
Net loss for the year	–	–	–	–	–	–	–	–	(2,177,278)	(2,177,278)
Balance, June 30, 2007	500,000	5	18,639,102	187	14,769,899	–	–	–	(15,859,968)	(1,089,877)
Issuance of stock for cash at $0.75 per share	–	–	316,000	3	299,997	–	–	–	–	300,000
Fair value of stock options granted	–	–	–	–	578,932	–	–	–	–	578,932
Net loss for the year	–	–	–	–	–	–	–	–	(1,216,504)	(1,216,504)
Balance, June 30, 2008	500,000	5	18,955,102	190	15,648,828	–	–	–	(17,076,472)	(1,427,449)

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2012
(Expressed in U.S. dollars)

									Deficit
								Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Stock	Other	During the
		Par		Par	Paid-in	Stock	Subscriptions	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Receivable	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$	$
Balance, June 30, 2008	500,000	5	18,955,102	190	15,648,828	–	–	–	(17,076,472)	(1,427,449)
Issuance of stock for cash at $0.30 per share	–	–	1,290,333	13	489,987	–	–	–	–	490,000
Issuance of stock for cash at $0.04 per share	–	–	14,931,000	149	755,851	–	(56,000)	–	–	700,000
Share issuance costs	–	–	–	–	(2,767)	–	–	–	–	(2,767)
Issuance of shares to settle convertible debentures	–	–	15,513,978	155	2,980,208	–	–	–	–	2,980,363
Net loss for the year	–	–	–	–	–	–	–	–	(2,851,743)	(2,851,743)
Balance, June 30, 2009	500,000	5	50,690,413	507	19,872,107	–	(56,000)	–	(19,928,215)	(111,596)
Issuance of stock for cash at $0.04 per share	–	–	11,237,750	112	568,888	–	–	–	–	569,000
Fair value of stock options granted	–	–	–	–	362,614	–	–	–	–	362,614
Subscriptions received	–	–	–	–	–	–	56,000	–	–	56,000
Net loss for the year	–	–	–	–	–	–	–	–	(1,057,272)	(1,057,272)
Balance, June 30, 2010	500,000	5	61,928,163	619	20,803,609	–	–	–	(20,985,487)	(181,254)
Rounding due to stock split	–	–	243	–	–	–	–	–	–	–
Issuance of stock for cash at CDN$0.35 per unit	–	–	3,447,315	35	1,258,572	–	–	–	–	1,258,607
Fair value of share purchase warrants
recorded as derivative liabilities	–	–	–	–	(396,850)	–	–	–	–	(396,850)
Share issuance costs	–	–	–	–	(44,477)	–	–	–	–	(44,477)
Subscriptions received	–	–	–	–	–	300,000	–	–	–	300,000
Net loss for the year	–	–	–	–	–	–	–	–	(852,281)	(852,281)
Balance, June 30, 2011	500,000	5	65,375,721	654	21,620,854	300,000	–	–	(21,837,768)	83,745

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2012
(Expressed in U.S. dollars)

									Deficit
								Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Stock	Other	During the
		Par		Par	Paid-in	Stock	Subscriptions	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Receivable	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$	$
Balance, June 30, 2011	500,000	5	65,375,721	654	21,620,854	300,000	–	–	(21,837,768)	83,745
Issuance of stock for cash at CDN$0.35 per unit	–	–	3,021,213	30	1,101,472	(300,000)	–	–	–	801,502
Fair value of share purchase warrants recorded as derivative liabilities	–	–	–	–	(275,848)	–	–	–	–	(275,848)
Agent’s compensation options granted	–	–	–	–	24,387	–	–	–	–	24,387
Share issuance costs	–	–	–	–	(225,342)	–	–	–	–	(225,342)
Issuance of stock pursuant to a mineral property agreement	–	–	300,000	3	48,747	–	–	–	–	48,750
Repurchase and cancellation of preferred stock	(500,000)	(5)	–	–	(14,995)	–	–	–	–	(15,000)
Net loss for the year	–	–	–	–	–	–	–	–	(597,845)	(597,845)
Balance, June 30, 2012	–	–	68,696,934	687	22,279,275	–	–	–	(22,435,613)	(155,651)

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

			Accumulated from
			January 21, 2000
	Year Ended	Year Ended	(date of inception)
	June 30,	June 30,	to June 30,
	2012	2011	2012
	$	$	$
Operating Activities

Net loss	(597,845)	(852,281)	(22,435,613)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	–	–	799,963
Amortization of deferred financing costs	–	–	27,475
Depreciation	–	–	5,540
Foreign exchange translation loss on debt	(9,370)	5,929	(35,636)
Gain on change in fair value of derivative liabilities	(657,267)	(7,024)	(1,097,006)
Impairment of investment securities	–	–	564,223
Impairment of mineral property costs	–	–	2,747,630
Impairment of property and equipment	–	–	10,811
Loss on conversion of debt	–	–	2,010,076
Loss on extinguishment of debt	–	–	252,454
Loss on sale of investment securities	–	–	411,430
Loss on settlement of related party debt	–	–	2,871
Stock-based compensation	–	–	4,872,104
Shares issued for mineral property	48,750	–	48,750

Changes in operating assets and liabilities:
Prepaid expenses and deposits	(9,922)	(40,340)	(53,613)
Accounts payable and accrued liabilities	(52,703)	43,894	378,187
Due to related parties	123,788	171,063	773,227

Net Cash Used in Operating Activities	(1,154,569)	(678,759)	(10,717,127)

Investing Activities

Proceeds received on sale of investment securities	–	–	432,060
Acquisition of mineral properties	–	–	(413,138)
Purchase of property and equipment	–	–	(16,351)

Net Cash Provided by Investing Activities	–	–	2,571

Financing Activities

Advances from related parties	–	199,640	346,659
Proceeds from issuance of notes and loans payable	–	–	448,363
Proceeds from issuance of convertible debentures	–	–	1,684,655
Repayment of notes payable	–	–	(319,792)
Repayment of convertible debentures	–	–	(149,092)
Debt financing costs	–	–	(250,143)
Deferred financing costs	60,965	(60,965)	–
Proceeds from issuance of common stock	801,502	1,558,607	9,933,245
Stock issuance costs	(200,955)	(44,477)	(245,432)
Repurchase of preferred stock	(15,000)	–	(15,000)

Net Cash Provided by Financing Activities	646,512	1,652,805	11,433,463

Increase (Decrease) in Cash	(508,057)	974,046	718,907

Cash, Beginning of Period	1,226,964	252,918	–

Cash, End of Period	718,907	1,226,964	718,907

Supplementary Cash Flow Information (Note 12)

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2012
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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raising sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As at June 30, 2012, the Company has not generated any revenue and has accumulated losses of $22,435,613 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan for the next twelve months is to continue initial exploration activities on the New York Canyon Project in Nevada and the Moonlight Property in Plumas County, California. The agreements pursuant to which the Company acquired its interests in the New York Canyon Project provide for a series of cash payments and annual filing maintenance costs. If the Company fails to make such payments or expenditures in a timely fashion, it may lose its interest in those properties. As at June 30, 2012, the Company had cash of $718,907 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $1,134,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Presentation

These financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars.

	(b)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets, mineral property costs, fair values of derivative liabilities, stock-based compensation, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2012
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

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2012
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(i)	Income Taxes (continued)

As of June 30, 2012 and 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2008 to 2011. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended June 30, 2012 and 2011, there were no charges for interest or penalties.

	(j)	Foreign Currency Translation

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

	(k)	Financial Instruments and Fair Value Measures

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, amounts due to related parties, and derivative liabilities. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets, and the fair value of derivative liabilities is determined based on “Level 2” inputs, which consist of model-derived valuations in which significant inputs are derived from observable market data. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2012
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(l)	Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2012 and 2011, the Company had no items that represent comprehensive income or loss.

	(m)	Loss Per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As a June 30, 2012, the Company had 6,466,683 (2011 – 5,272,076) potentially dilutive shares outstanding.

	(n)	Stock-based Compensation

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

	(o)	Recent Accounting Pronouncements

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

(b)

On October 9, 2004, a lease agreement was entered into with Tammy Gentry and Pat Hannigan on the Copper Queen #2 patented claim located within the overall New York Canyon property. The term of the lease is nine years. As required by the lease agreement, there was an initial payment of $1,000, with quarterly payments of $1,500 commencing October 1, 2004. On September 30, 2011, the Company exercised its right to purchase the claim for $50,000 and all quarterly payments made were applied to the purchase price.

(c)

On January 1, 2005, a lease agreement was entered into with Clifford DeGraw and Richard Markiewicz on the Mildred and Copper Queen #1 patented claims located within the overall New York Canyon property. The term of the lease is seven years. As required by the lease agreement, there was an initial payment of $2,500, with quarterly payments commencing April 1, 2005 and required so long as the lease agreement remains in effect as follows: $2,500 per quarter during the first year; $3,500 per quarter during the second year; $4,000 per quarter during the third year; $5,000 per quarter during the fourth year; and $7,500 per quarter thereafter. On June 20, 2011, the Company exercised its right to purchase the claims for $130,000 and all quarterly payments made were applied to the purchase price.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2012
(Expressed in U.S. dollars)

3.	Mineral Properties (continued)

(d)

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

(e)

On August 5, 2010, the Company entered into a Purchase and Sale Agreement with a company with common directors and officers, whereby the Company sold 39 mineral claims located in the Mineral County, Nevada, for consideration of $10 and the retention of a 2% net smelter return royalty.

(f)

On November 25, 2011, the Company entered into an Assignment Agreement with Metamin Enterprises Inc., a company controlled by the President of the Company, (the “Assignor”), to acquire the Assignor’s interest in an Option Agreement between the Assignor and Metamin Enterprises USA Inc. (the “Optionor”), a wholly-owned subsidiary of the Assignor, in respect of certain mineral claims, known as the Moonlight property, located in Plumas County, California. On January 19, 2012, the Company closed the Assignment Agreement with the Assignor and Optionor. In consideration for the assignment, the Company is required to make the following payments to the Assignor:

		(i)	Cash payments:
$15,000 on the TSX Venture Exchange acceptance date (paid);
$25,000 on or before February 18, 2012 (paid);
$25,000 on or before February 18, 2013; and
An annual advanced royalty, which shall be deductible from future royalty payments, of the $15,000 commencing on February 18, 2014 and payable every year thereafter.

		(ii)	Share payments:
75,000 shares of common stock on the TSX Venture Exchange acceptance date (issued);
75,000 shares of common stock on or before February 18, 2012 (issued);
150,000 shares of common stock on or before February 18, 2013; and
200,000 shares of common stock on or before February 18, 2014.

In addition, the Company agreed to reimburse the Assignor for annual maintenance and exploration expenses previously incurred on the property, which amount cannot exceed $200,000. The Assignor will retain a 1% net smelter return on metals extracted from the property, which can be repurchased for $1,000,000, and a gross overriding royalty of 2.5% on receipts from the sale of industrial minerals. Upon closing of the Assignment Agreement, the Company will assume all of the Assignor’s rights and obligations under the Option Agreement, and will be required to make the following payments to the Optionor in order to maintain and exercise the option:

		(i)	Cash payments:
$25,000 on or before February 18, 2012 (paid);
$25,000 on or before February 18, 2013; and
An annual advanced royalty, which shall be deductible from future royalty payments, of the $15,000 commencing on February 18, 2014 and payable every year thereafter.

		(ii)	Share payments:
75,000 shares of common stock on the TSX Venture Exchange acceptance date (issued);
75,000 shares of common stock on or before February 18, 2012 (issued);
150,000 shares of common stock on or before February 18, 2013; and
200,000 shares of common stock on or before February 18, 2014.

		(iii)	Exploration expenditures:
$100,000 on or before February 18, 2013.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2012
(Expressed in U.S. dollars)

3.	Mineral Properties (continued)

The Optionor will retain a 1% net smelter return on the metals extracted from the Moonlight property, which can be repurchased for $1,000,000, and a gross overriding royalty of 2.5% on receipts from the sale of industrial minerals.

4.	Related Party Transactions

(a)

As at June 30, 2012, the Company was indebted to the President of the Company for $269,872 (Cdn$275,000) (2011 - $222,983 (Cdn$215,000)). The amount due is non-interest bearing, unsecured and due on demand.

	(b)	As at June 30, 2012, the Company was indebted to the Chief Executive Officer (“CEO”) of the Company for $513,757 (Cdn$522,322) (2011 - $446,229 (Cdn$413,209)), which consists of the following amounts:

(i) $269,873 (Cdn$275,000) (2011 - $222,983 (Cdn$215,000)) for management fees, which is non- interest bearing, unsecured and due on demand;

(ii)

$73,602 (Cdn$75,000) (2011 - $77,784 (Cdn$75,000)) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and was due on May 22, 2012. On May 17, 2012, the Company entered into a First Amendment to Loan Agreement with the CEO to extend the term of the loan to May 22, 2014. As at June 30, 2012, accrued interest of $17,725 (Cdn$18,062) (2011 - $7,033 (Cdn$6,780)) is owing on this loan.

(iii)

$50,000 (2011 - $50,000) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and was due on April 1, 2012. On May 17, 2012, the Company entered into a First Amendment to Loan Agreement with the CEO to extend the term of the loan to April 1, 2014. As at June 30, 2012, accrued interest of $12,986 (2011 - $5,466) is owing on this loan.

(iv)

$73,602 (Cdn$75,000) (2011 - $77,784 (Cdn$75,000)) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on July 1, 2012. On May 17, 2012, the Company entered into a First Amendment to Loan Agreement with the CEO to extend the term of the loan to July 1, 2014. As at June 30, 2012, accrued interest of $15,970 (Cdn$16,274) (2011 - $5,179 (Cdn$4,993)) is owing on this loan.

(c)

During the year ended June 30, 2012, the Company incurred management fees of $59,744 (2011 - $60,497), $59,744 (2011 - $60,497), and $91,210 (2011 - $74,173) to the Chief Executive Officer of the Company, President of the Company, and Chief Financial Officer, respectively.

	(d)	During the year ended June 30, 2012, the Company incurred rent of $26,017 (2011 - $17,957) to a company with common officers and directors.

	(e)	During the year ended June 30, 2012, the Company incurred interest of $30,009 (2011 - $17,490) to the Chief Executive Officer of the Company.

5.	Derivative Liabilities

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

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2012
(Expressed in U.S. dollars)

5.	Derivative Liabilities (continued)

The fair values of these share purchase warrants as at June 30, 2012 and 2011 are as follows:

	2012	2011
	$	$

1,674,730 warrants expiring on November 10, 2012	2,738	378,707
48,928 warrants expiring on December 7, 2012	135	11,119
428,571 warrants expiring on January 8, 2013	1,492	–
1,082,036 warrants expiring on January 13, 2013	4,042	–

	8,407	389,826

During the year ended June 30, 2012, the Company recorded a gain on the change in fair value of the derivative liabilities of $657,267.

The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The following table shows the weighted average assumptions used in the calculations:

		Risk-free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)
As at issuance date:
1,674,730 warrants expiring on November 10, 2012	175%	0.37%	0%	1.5
48,928 warrants expiring on December 7, 2012	172%	0.29%	0%	1.5
428,571 warrants expiring on January 8, 2013	173%	0.29%	0%	1.5
1,082,036 warrants expiring on January 13, 2013	173%	0.27%	0%	1.5
Weighted average as at June 30, 2012	133%	0.16%	0%	0.5

6.	Common Stock

Stock transactions for the year ended June 30, 2012:

(a)

On July 8, 2011, the Company issued 857,142 units at Cdn$0.35 per unit for proceeds of $312,272 (Cdn$300,000) to a company controlled by the CEO of the Company. Each unit consisted of one share of common stock and one-half of one share purchase warrant, with each whole share purchase warrant entitling the holder to purchase an additional share of common stock at Cdn$0.50 per share until January 8, 2013. Subject to the terms and conditions of the warrants, the Company may accelerate the expiry date of the warrants if the Company’s shares close at a price equal to or greater than Cdn$0.60 for 10 consecutive trading days. If the Company elects to exercise its accelerated expiry date, the accelerated expiry date will be 30 days after the Company sends out the notice of acceleration. The fair value of the derivative liability associated with the share purchase warrants issued as part of the private placement was estimated at $89,267 using the Black-Scholes option-pricing model. Refer to Note 5.

(b)

On July 13, 2011, the Company issued 2,164,071 units at Cdn$0.35 per unit for total proceeds of $789,230 (Cdn$757,425) pursuant to a non-brokered private placement. Each unit consisted of one share of common stock and one-half of one share purchase warrant, with each whole share warrant entitling the holder to purchase an additional share of common stock at Cdn$0.50 per share until January 13, 2013. Subject to the terms and conditions of the warrants, the Company may accelerate the expiry date of the warrants if the Company’s shares close at a price equal to or greater than Cdn$0.60 for 10 consecutive trading days. If the Company elects to exercise its accelerated expiry date, the accelerated expiry date will be 30 days after the Company sends out the notice of acceleration. Pursuant to the private placement, the Company recorded share issuance costs of $225,342 which consisted of cash payments of $200,959 and 129,844 agent’s compensation options granted with a fair value of $24,387. The agent’s compensation options were granted with an exercise price of Cdn$0.35 per unit. Each unit consisted of one share of common stock and one-half of one share purchase warrant with each whole share purchase warrant exercisable at Cdn$0.50 per share expiring on January 13, 2013. The fair value of these agent’s compensation options was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 1.5 years, a risk- free rate of 0.27%, an expected volatility of 173%, and a 0% dividend yield. The weighted average fair value of the agent’s compensation options was $0.19 per option. The fair value of the derivative liability associated with the share purchase warrants issued as part of the private placement was estimated at $186,581 using the Black-Scholes option-pricing model. Refer to Note 5.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2012
(Expressed in U.S. dollars)

6.	Common Stock (continued)

(c) On January 19, 2012, the Company issued 150,000 shares of common stock with a fair value of $26,250 pursuant to an assignment agreement to acquire the Moonlight property. Refer to Note 3(f).

(d) On February 16, 2012, the Company issued 150,000 shares of common stock with a fair value of $22,500 pursuant to an assignment agreement to acquire the Moonlight property. Refer to Note 3(f).

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

(b)

On May 11, 2011, the Company issued 3,349,459 units at a price of Cdn$0.35 per unit for proceeds of $1,223,579. Each unit consisted of one share of common stock and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase an additional share of common stock at Cdn$0.50 per share until November 10, 2012.

(c)

On June 8, 2011, the Company issued 97,859 units at a price of Cdn$0.35 per unit for proceeds of $35,027. Each unit consisted of one share of common stock and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase an additional share of common stock at Cdn$0.50 per share until December 7, 2012.

(d) During the year ended June 30, 2011, the Company received $300,000 which was included in common stock subscribed as at June 30, 2011.

7.	Preferred Stock

On October 20, 2011, the Company entered into a stock repurchase agreement, whereby the Company repurchased 500,000 Series A, 0% Convertible Preferred Stock of the Company in consideration for $15,000. On November 4, 2011, the Company cancelled the 500,000 shares of preferred stock.

8.	Stock Options

On August 21, 2009 (as amended on May 4, 2011), the Board of Directors of the Company adopted the Company’s 2009 Stock Option Plan (the “Plan”). The Plan is administered by the Board of Directors. Stock options granted under the Plan have a maximum term of five years. The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan is 10% of the Company’s issued and outstanding shares. As at June 30, 2012, the Company had 3,637,276 stock options available for granting pursuant to the 2009 Plan.

A summary of the Company’s stock option activity is as follows:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Number of	Price	Value
	Options	$	$

Outstanding, June 30, 2010 and 2011	3,548,418	0.27

Forfeited	(316,000)	0.34

Outstanding, June 30, 2012	3,232,418	0.27	–

Additional information regarding stock options outstanding as at June 30, 2012 is as follows:

	Outstanding and exercisable
		Weighted
		average	Weighted
Range of		remaining	average
exercise prices	Number of	contractual life	exercise price
$	shares	(years)	$

0.13	2,686,000	2.1	0.13
0.95	546,418	0.4	0.95

	3,232,418	1.8	0.27

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2012
(Expressed in U.S. dollars)

9.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Balance, June 30, 2010	9,047,321	$0.13
Issued	1,723,658	Cdn$0.50
Expired	(9,047,321)	$0.13
Balance, June 30, 2011	1,723,658	Cdn$0.50
Issued	1,510,607	Cdn$0.50
Balance, June 30, 2012	3,234,265	Cdn$0.50

As at June 30, 2012, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date

1,674,730	Cdn$0.50	November 10, 2012
48,928	Cdn$0.50	December 7, 2012
428,571	Cdn$0.50	January 8, 2013
1,082,036	Cdn$0.50	January 13, 2013

3,234,265

10.	Contingent Liability

On January 23, 2007, Focused Investor Relations Marketing Inc. commenced an action in Ontario, Canada against the Company seeking payment in the amount of $84,000 pursuant to an oral agreement. This action was dismissed by the Ontario Superior Court of Justice during the year ended June 30, 2012.

11.	Income Taxes

The Company has net operating losses carried forward of $7,668,530 available to offset taxable income in future years which expire beginning in fiscal 2020.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2012	2011
	$	$
Net loss before income taxes	(597,845)	(852,281)
Income tax rate	35%	35%
Income tax recovery	209,246	298,298
Permanent differences and other	212,981	2,459
Change in valuation allowance	(422,227)	(300,757)
Provision for income taxes	–	–

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2012
(Expressed in U.S. dollars)

11.	Income Taxes (continued)

The significant components of deferred income tax assets and liabilities at June 30, 2012 and 2011 are as follows:

	2012	2011
	$	$

Mineral property costs	2,998,808	2,831,499
Net operating losses carried forward	2,683,986	2,429,068
Valuation allowance	(5,682,794)	(5,260,567)

Net deferred income tax asset	–	–

As at June 30, 2012, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

12.	Supplemental Cash Flow Information

			Accumulated from
			January 21, 2000
	Year Ended	Year Ended	(date of inception)
	June 30,	June 30,	to June 30,
	2012	2011	2012
	$	$	$

Non-cash Investing and Financing Activities:

Preferred stock issued for investment securities	–	–	1,535,575
Investment securities used to pay the finder’s fee for the
preferred stock issuance	–	–	153,557
Common stock issued to settle debt	–	–	3,528,100
Common stock issued for mineral property lease	48,750	–	2,383,242

Supplemental Disclosures:

Interest paid	–	–	98,850
Income taxes paid	–	–	–

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.          CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.          OTHER INFORMATION.

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their respective ages and titles are as follows:

NAME OF DIRECTOR / OFFICER	AGE	POSITION
Anthony Harvey	78	Director, Chairman and Chief Executive Officer
Benjamin Ainsworth	71	Director, President And Secretary
Kurt Bordian	44	Chief Financial Officer and Treasurer
Bryan Wilson	62	Director
James E. Yates	70	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years:

Anthony Harvey (Director, Chairman, and Chief Executive Officer): On May 30, 2006, Mr. Harvey was appointed as our Chairman, Chief Executive Officer and as a member of our Board of Directors. Mr. Harvey has over 40 years of consulting experience on numerous mining projects internationally with capital costs ranging up to and exceeding $400 million. Mr. Harvey has spent 30 years working with Wright Engineers Ltd. – Fluor Daniels in various management positions, including Senior Project Manager, involved in the design and construction of 14 mines world-wide on behalf of major mining corporations.

Mr. Harvey is presently the founder and board member of ARH Management Limited, which has provided management and consulting services to the resource industry. Mr. Harvey was a director of ESO Uranium Corp. (ESO-TSX.V), a company engaged in the exploration of uranium, and Terra Energy Inc. (TTR-TSX.V), a petroleum and natural gas company based in Calgary, Alberta. Mr. Harvey was a former founder, president and chairman of Azco Mining Inc. (AZCO-TSX/AMEX), former founder, chairman and director of Oremex Resources Inc. (ORM-TSX.V), and former chairman and director of Lakeshore Gold Corp. (LSG-TSX).

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

Mr. Bordian is a Certified General Accountant in Canada, and holds a Bachelor of Commerce (Honors) Degree from the University of Manitoba.

Bryan Wilson (Director): Mr. Wilson has served as a member of our Board of Directors since March 6, 2006. Mr. Wilson also served as our President and Treasurer from May 30, 2006 to November 7, 2007.

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

James E. Yates (Director): Mr. Yates joined our Board of Directors on April 15, 2009. Mr. Yates has over twenty years’ experience in the mineral exploration industry and has served as a director and officer of several public mining companies. From 1982 to 1988 he was the Founder, President and Director of Hycroft Resources, which successfully brought the Crofoot Mine into production. Mr. Yates has overseen the corporate management and financing of a number of projects in North America including American Bullion Minerals, Zappa Resources, and Jersey Goldfields, having raised in excess of $20 million for mineral exploration development. Mr. Yates is currently a director of ESO Uranium Corp. (ESO – TSX.V), a mineral exploration company focused on uranium exploration, and Nevada Geothermal Power Inc. (NGP – TSX.V), a company engaged in producing geothermal electrical power from geothermal resources in the United States.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, other than as described below, we believe that, during the year ended June 30, 2012, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Anthony Harvey Director, Chairman and Chief Executive Officer	None	None	None
Benjamin Ainsworth Director, President And Secretary	None	None	None
Kurt Bordian Chief Financial Officer and Treasurer	None	None	None
Bryan Wilson Director	None	None	None
James E. Yates Director	Four	Four	None

ITEM 11.          EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, as of our fiscal years ended June 30, 2012 and 2011:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Anthony Harvey, Director, Chairman and CEO(1)	2012 2011	59,744 60,497	- -	- -	- -	- -	- -	- -	59,744 60,497
Kurt Bordian, CFO and Treasurer(2)	2012 2011	91,210 74,173	- -	- -	- -	- -	- -	- -	91,210 74,173
Benjamin Ainsworth, Director, President and Secretary(3)	2012 2011	59,744 60,497	- -	- -	- -	- -	- -	- -	59,744 60,497

Notes:

(1)

Mr. Harvey is compensated for his services pursuant to a management consultant agreement dated December 1, 2007 among Canyon Copper, ARH Management Ltd. (“ARH”) and Mr. Harvey. Under the terms of the agreement, ARH is to be paid a consulting fee of CDN $5,000 per month.

(2)	Mr. Bordian, through his holding company, is compensated CDN $6,000 per month for his services as Chief Financial Officer and CDN $2,000 per month for various accounting and bookkeeping services.

(3)

Mr. Ainsworth is compensated for his services pursuant to a management consultant agreement dated December 1, 2007 among Canyon Copper, Ainsworth-Jenkins Holdings Inc. (“AJ Holdings”) and Mr. Ainsworth. Under the terms of the agreement, AJ Holdings is to be paid a consulting fee of CDN $5,000 per month.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, as of our fiscal year ended June 30, 2012:

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

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors for the fiscal year ended June 30, 2012.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 26, 2012 by: (i) each of our directors and nominees, (ii) each of our named executive officers, and (iii) officers and directors as a group. Other than as described below, no person or group is known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock(1)
Directors and Officers
Common Stock	Anthony Harvey Director, Chairman and Chief Executive Officer	3,915,098 shares Direct and Indirect(2)	5.6%
Common Stock	Benjamin Ainsworth Director, President and Secretary	1,309,084 shares Direct and Indirect(3)	1.9%
Common Stock	Kurt Bordian Chief Financial Officer and Treasurer	847,934 shares Direct(4)	1.2%
Common Stock	Bryan Wilson Director	368,667 shares Direct(5)	*
Common Stock	James Yates Director	1,341,067 shares Direct and Indirect(6)	1.9%
Common Stock	All Officers and Directors as a Group (5 persons)	7,781,850 shares	11.2%
5% Stockholders
Common Stock	Anthony Harvey Suite 408, 1199 West Pender Street Vancouver, BC V6E 2R1	3,915,098 shares Direct and Indirect(2)	5.6%
Common Stock	Cornucopia Holdings Limited Herrengasse 2 PO Box 562 Vaduz, Liechtenstein FL 9490	4,187,000 shares Direct	6.1%
Common Stock	Knightwall Invest Inc. 3076 Sir Francis Drakes Highway Road Town, Tortola BVI	4,937,500 shares Direct	7.2%
Common Stock	Centrum Bank AG Kirchstrasse 3 9490 Vaduz Principality of Liechtenstein	12,744,967 shares Direct	18.6%

Notes:

*	Less than 1%.

(1)

Applicable percentage of ownership is based on 68,696,934 shares of common stock outstanding as of September 26, 2012 together with securities exercisable or convertible into shares of Common Stock within 60 days of September 26, 2012 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of September 26, 2012 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(3)

The number of shares listed as beneficially owned by Mr. Ainsworth consists of: (i) 537,917 shares of common stock owned directly by Mr. Ainsworth; (ii) 150,000 shares held by Metamin Enterprises Inc., a company controlled by Mr. Ainsworth; (iii) the option to purchase 131,667 shares of common stock at a price of $0.95 per share until December 2, 2012; and (iv) the option to purchase 474,000 shares of common stock at a price of $0.13 per share until August 20, 2014.

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

(6)

The number of shares listed as beneficially owned by Mr. Yates consists of: (i) 484,067 shares of common stock owned directly by Mr. Yates; (ii) 466,000 shares of common stock held by Mr. Yates’ spouse; (iii) warrants to purchase 76,000 shares of common stock at a price of CDN $0.50 per share until November 10, 2012; and (iv) the option to purchase 316,000 shares of common stock at a price of $0.13 per share until August 20, 2014.

Change in Control

We are not aware of any arrangement which may result in a change in control in the future.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as at June 30, 2012.

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2012
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	2,567,500	$0.13	3,637,275
Equity Compensation Plans not approved by security holders	664,918	$0.80	Nil
Total	3,232,418	$0.27	3,637,275

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

Indebtedness

As at June 30, 2012, we are indebted to Mr. Harvey, our CEO, Chairman and a member of our Board of Directors, in the principal amount of $513,757 (CDN $522,322) (2011 - $446,229 (CDN $413,209)). The indebtedness owed to Mr. Harvey consists of the following:

(a)	unpaid consulting fees of $269,872 (CDN $275,000) (2011 - $222,983 (CDN $215,000)). This amount is non-interest bearing, unsecured and due on demand.

(b)

loan of $73,602 (CDN $75,000) (2011 - $77,784 (CDN $75,000)) bearing interest at a rate of 15% per annum and was due on May 22, 2012. On May 17, 2012, we entered into an amendment agreement amending the terms of the loan to extend the term to May 22, 2014. As at June 30, 2012, we have accrued interest of $17,725 (CDN $18,062) in respect of this loan.

(c)

loan of $50,000 (2011 - $50,000), bearing interest at a rate of 15% per annum and was due on April 1, 2012. On May 17, 2012, we entered into an amendment agreement amending the terms of the loan to extend the term to April 1, 2014. As at June 30, 2012, we have accrued interest of $12,986 in respect of this loan.

(d)

loan of $73,602 (CDN $75,000) (2011 - $77,784 (CDN $75,000)) bearing interest at a rate of 15% per annum and was due on July 1, 2012. On May 17, 2012, we entered into an amendment agreement amending the terms of the loan to extend the term to July 1, 2014. As at June 30, 2011, we have accrued interest of $15,970 (CDN $16,274) in respect of this loan.

As at June 30, 2012, we are indebted to Mr. Ainsworth, our President, Secretary and a member of Board of Directors, in the amount of $269,872 (CDN $275,000) (2011 - $222,983 (CDN $215,000)) for unpaid consulting fees. This amount is non-interest bearing, unsecured and due on demand.

Moonlight Property

On November 25, 2011, we entered into the Assignment Agreement with Metamin Enterprises Inc. (the “Assignor”), a company controlled by Benjamin Ainsworth, our President, Secretary and director, and Metamin Enterprises USA Inc. (the “Subsidiary”), a wholly owned subsidiary of the Assignor, whereby: (i) the Assignor assigned all of its right, title and interest in and to an option agreement dated September 20, 2010, as amended on February 18, 2011 and October 31, 2011, (the “Option Agreement”) between the Assignor and Lester Storey (the “Optionor”) in respect of a mineral property located in Plumas County, California (the “Moonlight Property”); and (ii) the Subsidiary transferred to us certain mineral claims held by the Subsidiary that form part of the Moonlight Property.

In consideration of the assignment, we agreed to:

(a)	pay to the Assignor the following cash payments:

	(i)	$15,000 on January 16, 2012, the date of approval from the TSX Venture Exchange (the “Exchange Approval Date”) (which amount has been paid);
	(ii)	$25,000 on or before February 18, 2012 (which amount has been paid);
	(iii)	$25,000 on or before February 18, 2013;
	(iv)	an annual advanced royalty, deductible from any future royalty payments, of $15,000 commencing on February 18, 2014 and payable every year thereafter; and

(b)	issue to the Assignor the following shares of our common stock (“Shares”):

	(i)	75,000 Shares on the Exchange Approval Date (which shares have been issued);
	(ii)	75,000 Shares on or before February 18, 2012 (which shares have been issued);
	(iii)	150,000 Shares on or before February 18, 2013; and
	(iv)	200,000 Shares on or before February 18, 2014.

We also reimbursed the Assignor approximately $90,000 for annual maintenance and exploration expenses previously incurred on the Moonlight Property by the Assignor. The Assignor will retain a 1% net smelter return on metals extracted from the Moonlight Property, which can be repurchased by us for $1,000,000, and a gross overriding royalty of 2.5% on receipts from the sale of industrial minerals.

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

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2012	Year Ended June 30, 2011
Audit Fees	$23,034	$19,021
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$23,034	$19,021

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

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation.(5)

3.2	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 166,666,666 shares, par value $0.00001 per share.(7)

3.3	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 131,666,666 shares, par value $0.00001 per share.(10)

3.4	Amended and Restated Bylaws.(13)

10.1	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).Error! Reference source not found.

10.2	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(3)

10.3	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(4)

10.4	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(6)

10.5	Purchase and Sale Agreement dated August 5, 2010 between Canyon Copper Corp. and ESO Uranium Corp.(8)

10.6	Loan Agreement dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey.(9)

10.7	Promissory Note dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey for the loan of $50,000 (USD).(9)

10.8	Loan Agreement dated November 22, 2010 between Canyon Copper Corp. and Anthony Harvey.(10)

Exhibit
Number	Description of Exhibit

10.9	Promissory Note dated November 22, 2010 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN).(10)

10.10	Loan Agreement dated January 19, 2011 between Canyon Copper Corp. and Anthony Harvey.(11)

10.11	Promissory Note dated January 19, 2011 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN).(11)

10.12	Engagement letter dated January 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(12)

10.13	Sponsorship Engagement Letter dated January 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(12)

10.14	Amended and Restated 2009 Stock Option Plan.(13)

10.15	Agency Agreement dated May 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(14)

10.16	Stock Repurchase Agreement dated October 20, 2011 between Canyon Copper Corp. and Langley Park Investment Trust plc.(15)

10.17	Assignment Agreement dated November 25, 2011 between Canyon Copper Corp., Metamin Enterprises Inc. and Metamin Enterprises USA Inc.(16)

10.18	First Amendment to Loan Agreement dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $50,000 (USD) due on April 1, 2014.

10.19	Promissory Note dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $50,000 (USD) due on April 1, 2014.

10.20	First Amendment to Loan Agreement dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN) due on July 1, 2014.

10.21	Promissory Note dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN) due on July 1, 2014.

10.22	First Amendment to Loan Agreement dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN) due on May 22, 2014.

10.23	Promissory Note dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN) due on May 22, 2014.

14.1	Code of Ethics.(1)

23.1	Consent of Saturna Group Chartered Accountants LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(1)

99.2	Disclosure Committee Charter.(1)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.

(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(5)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 19, 2009.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on September 28, 2010.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 13, 2010.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 29, 2010.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 21, 2011.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 31, 2011.
(13)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on May 9, 2011.
(14)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1 filed on August 15, 2011.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 26, 2011.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 29, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANYON COPPER CORP.

Date:	September 27, 2012	By:	/s/ Anthony Harvey
ANTHONY HARVEY
Chairman & Chief Executive Officer
Director
(Principal Executive Officer)

Date:	September 27, 2012	By:	/s/ Kurt Bordian
KURT BORDIAN
Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 27, 2012	By:	/s/ Anthony Harvey
ANTHONY HARVEY
Chairman & Chief Executive Officer
Director
(Principal Executive Officer)

Date:	September 27, 2012	By:	/s/ Benjamin Ainsworth
BENJAMIN AINSWORTH
President, Secretary and Director

Date:	September 27, 2012	By:	/s/ Kurt Bordian
KURT BORDIAN
Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)

Date:	September 27, 2012	By:	/s/ James Yates
JAMES YATES
Director