Form 10-Q
period 2012-09-30
CANYON COPPER CORP.
filed 2012-11-07
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
As of October 31, 2012, the Registrant had 68,696,934 shares of common stock, par value of $0.00001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending June 30, 2013.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Canyon Copper” mean Canyon Copper Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CANYON COPPER CORP.
(An Exploration Stage Company)
September 30, 2012
(Expressed in U.S. dollars)
(unaudited)

CANYON COPPER CORP.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	September 30,	June 30,
	2012	2012
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	405,441	718,907
Prepaid expenses and deposits	23,531	53,613
Total Assets	428,972	772,520

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	120,765	136,134
Due to related parties (Note 4)	645,157	586,426
Derivative liabilities (Note 5)	510	8,407
Total Current Liabilities	766,432	730,967

Due to related parties (Note 4)	202,486	197,204

Total Liabilities	968,918	928,171

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 3)

Stockholders’ Deficit

Preferred stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: nil shares	–	–

Common stock Authorized: 131,666,666 shares, par value $0.00001 Issued and outstanding: 68,696,934 shares	687	687

Additional paid-in capital	22,279,275	22,279,275

Deficit accumulated during the exploration stage	(22,819,908)	(22,435,613)

Total Stockholders’ Deficit	(539,946)	(155,651)

Total Liabilities and Stockholders’ Deficit	428,972	772,520

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Three Months	Three Months	January 21, 2000
	Ended	Ended	(date of inception)
	September 30,	September 30,	to September 30,
	2012	2011	2012
	$	$	$
Revenue	–	–	–

Operating Expenses

Depreciation	–	–	5,540
Foreign exchange loss	9,801	77,627	85,568
General and administrative (Note 4)	152,928	195,488	10,731,006
Impairment of mineral property costs	–	–	2,759,130
Impairment of property and equipment	–	–	10,811
Mineral exploration costs	221,875	290,760	6,030,767

Total Operating Expenses	384,604	563,875	19,622,822

Operating Loss	(384,604)	(563,875)	(19,622,822)

Other Income (Expense)

Accretion of discounts on convertible debt	–	–	(799,963)
Debt conversion expense	–	–	(2,010,076)
Gain on change in fair values of derivative liabilities	7,897	266,575	1,104,903
Loss on settlement of related party debt	–	–	(2,871)
Impairment of investment securities	–	–	(459,817)
Interest expense	(7,588)	(7,676)	(393,831)
Loss on extinguishment of debt	–	–	(252,454)
Loss on sale of investment securities	–	–	(411,430)
Write-off of accounts payable	–	–	28,453

Total Other Income (Expense)	309	258,899	(3,197,086)

Net Loss	(384,295)	(304,976)	(22,819,908)

Net Loss Per Share, Basic and Diluted	(0.01)	–

Weighted Average Shares Outstanding	68,696,934	68,016,607

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2012	2011
	$	$
Operating Activities

Net loss	(384,295)	(304,976)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange translation loss (gain) on debt	6,559	(12,276)
Gain on change in fair value of derivative liabilities	(7,897)	(266,575)

Changes in operating assets and liabilities:
Prepaid expenses and deposits	30,082	65,664
Accounts payable and accrued liabilities	(15,369)	(3,276)
Due to related parties	57,454	4,372

Net Cash Used in Operating Activities	(313,466)	(517,067)

Financing Activities

Proceeds from share subscriptions and issuance of common stock	–	801,503
Stock issuance costs	–	(200,956)

Net Cash Provided by Financing Activities	–	600,547

Increase (Decrease) in Cash	(313,466)	83,480

Cash, Beginning of Period	718,907	1,226,964

Cash, End of Period	405,441	1,310,444

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2012
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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raising sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As at September 30, 2012, the Company has not generated any revenue, has a working capital deficiency of $337,460, and has accumulated losses of $22,819,908 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan for the next twelve months is to continue initial exploration activities on the New York Canyon Project in Nevada and the Moonlight Property in Plumas County, California. The agreements pursuant to which the Company acquired its interests in the New York Canyon Project provide for a series of cash payments and annual filing maintenance costs. If the Company fails to make such payments or expenditures in a timely fashion, it may lose its interest in those properties. As at September 30, 2012, the Company had cash of $405,441 on hand, and for the next twelve months, management anticipates that the minimum cash requirements to fund its proposed exploration program and continued operations will be $1,134,000. Accordingly, the Company does not have sufficient funds to meet planned expenditures over the next twelve months. There is no assurance that the Company will be able to raise sufficient cash to fund its future exploration programs and operational expenditures.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Presentation

These financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars.

	(b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2012, included in the Company’s Annual Report on Form 10- K filed on September 28, 2012 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the option of management, are necessary to present fairly the Company’s financial position at September 30, 2012, and the results of its operations and cash flows for the three months ended September 30, 2012. The results of operations for the three months ended September 30, 2012, are not necessarily indicative of the results to be expected for future quarters or the full year.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2012
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

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2012 and 2011, the Company had no items that represent comprehensive income or loss.

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

(b)

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

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2012
(Expressed in U.S. dollars)
(unaudited)

3.	Mineral Properties (continued)

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

(a)

As at September 30, 2012, the Company was indebted to the President of the Company for $294,805 (Cdn$290,000) (June 30, 2012 - $269,872 (Cdn$275,000)). The amount due is non-interest bearing, unsecured and due on demand.

(b)

As at September 30, 2012, the Company was indebted to the Chief Executive Officer (“CEO”) of the Company for $552,838 (Cdn$543,373) (June 30, 2012 - $513,757 (Cdn$522,322)), which consists of the following amounts:

		(i)	$294,805 (Cdn$290,000) (June 30, 2012 - $269,872 (Cdn$275,000)) for management fees, which is non-interest bearing, unsecured and due on demand;

(ii)

$76,243 (Cdn$75,000) (June 30, 2012 - $73,602 (Cdn$75,000)) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and was due on May 22, 2012. On May 17, 2012, the Company entered into a First Amendment to Loan Agreement with the CEO to extend the term of the loan to May 22, 2014. As at September 30, 2012, accrued interest of $21,244 (Cdn$20,897) (June 30, 2012 - $17,725 (Cdn$18,062)) is owing on this loan.

(iii)

$50,000 (June 30, 2012 - $50,000) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and was due on April 1, 2012. On May 17, 2012, the Company entered into a First Amendment to Loan Agreement with the CEO to extend the term of the loan to April 1, 2014. As at September 30, 2012, accrued interest of $14,877 (June 30, 2012 - $12,986) is owing on this loan.

(iv)

$76,243 (Cdn$75,000) (June 30, 2012 - $73,602 (Cdn$75,000)) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on July 1, 2012. On May 17, 2012, the Company entered into a First Amendment to Loan Agreement with the CEO to extend the term of the loan to July 1, 2014. As at September 30, 2012, accrued interest of $19,426 (Cdn$19,110) (June 30, 2012 - $15,970 (Cdn$16,274)) is owing on this loan.

(c)

During the three months ended September 30, 2012, the Company incurred management fees of $15,069 (2011 - $15,301), $15,069 (2011 - $15,301), and $26,553 (2011 - $19,442) to the Chief Executive Officer of the Company, President of the Company, and Chief Financial Officer, respectively.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2012
(Expressed in U.S. dollars)
(unaudited)

4.	Related Party Transactions (continued)

(d) During the three months ended September 30, 2012, the Company incurred rent of $10,478 (2011 - $4,663) to a company with common officers and directors.

(e) During the three months ended September 30, 2012, the Company incurred interest expense of $7,588 (2011 - $7,676) to the Chief Executive Officer of the Company.

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

The fair values of these share purchase warrants as at September 30, 2012 and June 30, 2012 are as follows:

	September 30,	June 30,
	2012	2012
	$	$
1,674,730 warrants expiring on November 10, 2012	–	2,738
48,928 warrants expiring on December 7, 2012	17	135
428,571 warrants expiring on January 8, 2013	148	1,492
1,082,036 warrants expiring on January 13, 2013	345	4,042
	510	8,407

During the three months ended September 30, 2012, the Company recorded a gain on the change in fair value of the derivative liabilities of $7,897.

The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The following table shows the weighted average assumptions used in the calculations:

		Risk-free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)
As at issuance date:
1,674,730 warrants expiring on November 10, 2012	175%	0.37%	0%	1.5
48,928 warrants expiring on December 7, 2012	172%	0.29%	0%	1.5
428,571 warrants expiring on January 8, 2013	173%	0.29%	0%	1.5
1,082,036 warrants expiring on January 13, 2013	173%	0.27%	0%	1.5
Weighted average as at June 30, 2012	133%	0.16%	0%	0.5
Weighted average as at September 30, 2012	139%	0.10%	0%	0.2

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2012
(Expressed in U.S. dollars)
(unaudited)

6.	Stock Options

On August 21, 2009 (as amended on May 4, 2011), the Board of Directors of the Company adopted the Company’s 2009 Stock Option Plan (the “Plan”). The Plan is administered by the Board of Directors. Stock options granted under the Plan have a maximum term of five years. The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan is 10% of the Company’s issued and outstanding shares. As at September 30, 2012, the Company had 3,637,276 stock options available for granting pursuant to the 2009 Plan.

A summary of the Company’s stock option activity is as follows:

Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Number of	Price	Value
	Options	$	$
Outstanding, June 30, 2012 and September 30, 2012	3,232,418	0.27	–

Additional information regarding stock options outstanding as at September 30, 2012 is as follows:

	Outstanding and exercisable
		Weighted
		average	Weighted
Range of		remaining	average
exercise prices	Number of	contractual life	exercise price
$	shares	(years)	$
0.13	2,686,000	1.9	0.13
0.95	546,418	0.2	0.95
	3,232,418	1.6	0.27

7.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Balance, June 30, 2012 and September 30, 2012	3,234,265	Cdn$0.50

As at September 30, 2012, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date
1,674,730	Cdn$0.50	November 10, 2012
48,928	Cdn$0.50	December 7, 2012
428,571	Cdn$0.50	January 8, 2013
1,082,036	Cdn$0.50	January 13, 2013
3,234,265

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We currently hold 100% title in a major claim block totaling 661 unpatented mineral claims, covering approximately 13,220 acres located in Mineral County, Nevada (the “New York Canyon Claims”). We also hold 21 patented mineral claims covering an area of approximately 420 acres, located within the vicinity of the New York Canyon Claims area. We collectively refer to the New York Canyon Claims and the patented claims as the “New York Canyon Project.”

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

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended September 30, 2012 and changes in our financial condition from June 30, 2012. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended June 30, 2012 filed with the SEC on September 28, 2012.

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

Anticipated Expenses

We anticipate that we will require the following funds for exploration programs and our ongoing operations:

ITEM AND ACTIVITY	12 Month Total
Budget
LAND STATUS
New York Canyon Project
2012 - 2013 unpatented claim maintenance fees	$98,000
Monthly Payments – Patented Claims	36,000
Moonlight Property

ITEM AND ACTIVITY	12 Month Total
Budget
Assignment and Option Payments	50,000
2012-2013 unpatented claim maintenance fees	48,000
EXPLORATION PROGRAM
New York Canyon Project
Metallurgical sampling and testing	75,000
Environmental base line study work	55,000
Geological mapping/geological survey	30,000
Field supplies and support	20,000
Contingency	25,000
Moonlight Property
Drilling	250,000
Metallurgical sampling and testing	50,000
Environmental base line study work	30,000
Geological mapping/geological survey	30,000
Field supplies and support	20,000
Contingency	25,000
GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	297,000
TOTAL	$1,134,000

As at September 30, 2012, we had cash of $405,441. For the next twelve months, management anticipates that we have sufficient funds to meet our annual claim payments, implement our geochemical sampling program on the New York Canyon Project and meet the costs associated with our ongoing reporting obligations. However, we will require additional financing in order to implement the shallow reverse drill program on the Moonlight Property and the proposed test drilling program on the New York Canyon Project. There is no assurance we will be successful in raising such funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended September 30		Percentage
	2012	2011	Increase / Decrease
Revenue	$-	$-	n/a
Operating Expenses	(384,604)	(563,875)	(31.8)%
Other Income	309	258,899	(99.9)%
Net Loss	$(384,295)	$(304,976)	26.0%

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

Expenses

Our expenses for the three month periods ended September 30, 2012 and 2011 consisted of the following:

	Three Months Ended September 30		Percentage
			Increase /
	2012	2011	Decrease
Operating Expenses:
Foreign exchange loss	$9,801	$77,627	(87.4)%
General and administrative	152,928	195,488	(21.8)%
Mineral exploration costs	221,875	290,760	(23.7)%
Sub-total	(384,604)	(563,875)	(31.8)%
Other Income (Expense):
Gain on change in fair values of derivative liability	7,897	266,575	(97.0)%
Interest expense	(7,588)	(7,676)	(1.1)%
Net Loss	$(384,295)	$(304,976)	26.0%

Our operating expenses decreased from $563,875, during the three months ended September 30, 2011, to $384,604, during the three months ended September 30, 2012. The decrease in our operating expenses is due to a decrease in foreign exchange loss, general and administrative expenses and mineral exploration costs.

During the three months ended September 30, 2012, general and administration expenses primarily consisted of: (i) consulting fees incurred for services provided by our executive officers; (ii) legal, accounting and filing fees in connection with our Annual Report on Form 10-K and mineral property filing requirements, (iii) corporate and shareholder communications relating to the distribution of news releases and consulting fees for website development and preparation of investor and shareholder materials, (iv) rent incurred for our corporate office, and (vi) transfer agent and filing fees to the TSX Venture Exchange.

Additional general and administrative expenses in the three months ended September 30, 2011 primarily relate to legal, accounting and filing fees in connection with our listing on the TSX Venture Exchange.

Mineral exploration costs consisted of annual payments to maintain the New York Canyon Project in good standing, mineral lease payments and consulting fees paid for geochemical sampling on the New York Canyon Project.

The increase in our net loss for the three months ended September 30, 2012 is due to the fact that we recorded a gain on change in fair value of derivative liability in 2011, which relates to the issuance of share purchase warrants under our brokered and non-brokered foreign private placement offering.

We anticipate that our expenses will increase over the next twelve months due to our ongoing planned exploration activities on the New York Canyon Project and Moonlight Property.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At September 30, 2012	At June 30, 2012	Increase / Decrease
Current Assets	$428,972	$772,520	(44.9)%
Current Liabilities	(766,432)	(730,967)	4.9%
Working Capital Surplus (Deficit)	$(337,460)	$41,553	(912)%

Cash Flows

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011
Cash Used in Operating Activities	$(313,466)	$(517,067)
Cash Provided by Investing Activities	-	-
Cash Provided by Financing Activities	-	600,547
Net Decrease in Cash During Period	$(313,466)	$83,480

Our working capital decreased from $41,553, as at June 30, 2012, to a deficit of $337,460, as at September 30, 2012. The decrease in working capital was primarily a result of a decrease in cash due general and administrative expenses and the fact that we had no sources of revenue or financing during the three months ended September 30, 2012.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to our audited financial statements included in our Annual Report for the year ended June 30, 2012.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2012 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings

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

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which may require us to obtain financing. We recorded a net loss of $384,295 for the three months ended September 30, 2012 and have an accumulated deficit of $22,819,908 since inception. As at September 30, 2012, we had cash of $405,441. For the next twelve months, we have sufficient funds to meet our annual claim payments, carry out our geochemical sampling program on the New York Canyon project and meet our ongoing reporting obligations. However, we will require additional financing in order to implement the proposed shallow reverse drill program on the Moonlight Property and the test drilling program on the New York Canyon Project. There is no assurance we will be successful in raising such funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

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

Change in Directors and Officers

On November 5, 2012, at our 2012 Annual General Meeting (the “AGM”) our shareholders elected three returning directors, being Benjamin Ainsworth, Bryan Wilson and James Yates, to our Board of Directors. Anthony R. Harvey, a previous member of our Board of Directors, did not stand for re-election at the AGM and resigned as our Chairman and Chief Executive Officer. To fill the vacancy caused by this resignation, Benjamin Ainsworth was appointed as our Chief Executive Officer.

Mr. Harvey provided that his resignation as our Chairman and Chief Executive Officer was for personal reasons and was not due to, and was not caused, in whole or in party, by any disagreement with the Company, whether related to the Company’s operations, policies, practices or otherwise.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation.(5)
3.2	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 166,666,666 shares, par value $0.00001 per share.(7)
3.3	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 131,666,666 shares, par value $0.00001 per share.(10)
3.4	Amended and Restated Bylaws.(13)
10.1	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).Error! Reference source not found.
10.2	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(3)
10.3	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(4)
10.4	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(6)
10.5	Purchase and Sale Agreement dated August 5, 2010 between Canyon Copper Corp. and ESO Uranium Corp.(8)
10.6	Loan Agreement dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey.(9)
10.7	Promissory Note dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey for the loan of $50,000 (USD).(9)
10.8	Loan Agreement dated November 22, 2010 between Canyon Copper Corp. and Anthony Harvey.(10)
10.9	Promissory Note dated November 22, 2010 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN).(10)
10.10	Loan Agreement dated January 19, 2011 between Canyon Copper Corp. and Anthony Harvey.(11)
10.11	Promissory Note dated January 19, 2011 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN).(11)

Exhibit
Number	Description of Exhibit
10.12	Engagement letter dated January 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(12)
10.13	Sponsorship Engagement Letter dated January 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(12)
10.14	Amended and Restated 2009 Stock Option Plan.(13)
10.15	Agency Agreement dated May 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(14)
10.16	Stock Repurchase Agreement dated October 20, 2011 between Canyon Copper Corp. and Langley Park Investment Trust plc.(15)
10.17	Assignment Agreement dated November 25, 2011 between Canyon Copper Corp., Metamin Enterprises Inc. and Metamin Enterprises USA Inc.(16)
10.18	First Amendment to Loan Agreement dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $50,000 (USD) due on April 1, 2014.(17)
10.19	Promissory Note dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $50,000 (USD) due on April 1, 2014.(17)
10.20	First Amendment to Loan Agreement dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN) due on July 1, 2014.(17)
10.21	Promissory Note dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN) due on July 1, 2014.(17)
10.22	First Amendment to Loan Agreement dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN) due on May 22, 2014.(17)
10.23	Promissory Note dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN) due on May 22, 2014.(17)
10.24	Termination Agreement dated November 5, 2012 between Canyon Copper Corp. and Anthony Harvey.
14.1	Code of Ethics.(1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(1)
99.2	Disclosure Committee Charter.(1)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(5)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 19, 2009.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on September 28, 2010.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 13, 2010.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 29, 2010.

(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 21, 2011.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 31, 2011.
(13)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on May 9, 2011.
(14)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1 filed on August 15, 2011.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 26, 2011.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 29, 2011.
(17)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on September 28, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON COPPER CORP.

Dated:	November 6, 2012	By:	/s/ Benjamin Ainsworth
BENJAMIN AINSWORTH
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	November 6, 2012	By:	/s/ Kurt Bordian
KURT BORDIAN
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial
Officer)