Form 10-Q
period 2012-12-31
CANYON COPPER CORP.
filed 2013-02-04
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ x ] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): [   ] Yes [ x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 31, 2013, the Registrant had 68,696,934 shares of common stock, par value of $0.00001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended December 31, 2012 are not necessarily indicative of the results that can be expected for the year ending June 30, 2013.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Canyon Copper” mean Canyon Copper Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CANYON COPPER CORP.
(An Exploration Stage Company)
December 31, 2012
(Expressed in U.S. dollars)
(unaudited)

CANYON COPPER CORP.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	December 31,	June 30,
	2012	2012
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	198,535	718,907
Prepaid expenses and deposits	13,004	53,613
Total Assets	211,539	772,520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	137,575	136,134
Due to related parties (Note 4)	625,001	586,426
Derivative liabilities (Note 5)	–	8,407
Total Current Liabilities	762,576	730,967
Due to related parties (Note 4)	200,632	197,204
Total Liabilities	963,208	928,171
Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 3)
Subsequent Event (Note 8)
Stockholders’ Deficit
Preferred stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: nil shares	–	–
Common stock Authorized: 131,666,666 shares, par value $0.00001 Issued and outstanding: 68,696,934 shares	687	687
Additional paid-in capital	22,279,275	22,279,275
Deficit accumulated during the exploration stage	(23,031,631)	(22,435,613)
Total Stockholders’ Deficit	(751,669)	(155,651)
Total Liabilities and Stockholders’ Deficit	211,539	772,520

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated from
	Three Months	Three Months	Six Months	Six Months	January 21, 2000
	Ended	Ended	Ended	Ended	(date of inception)
	December 31,	December 31,	December 31,	December 31,	to December 31,
	2012	2011	2012	2011	2012
	$	$	$	$	$

Revenue	–	–	–	–	–

Operating Expenses

Depreciation	–	–	–	–	5,540
Foreign exchange loss	(5,429)	(12,182)	4,372	65,445	80,139
General and administrative (Note 4)	144,518	159,222	297,446	354,710	10,875,524
Impairment of mineral property costs	–	–	–	–	2,759,130
Impairment of property and equipment	–	–	–	–	10,811
Mineral exploration costs	65,532	34,183	287,407	324,943	6,096,299

Total Operating Expenses	204,621	181,223	589,225	745,098	19,827,443

Operating Loss	(204,621)	(181,223)	(589,225)	(745,098)	(19,827,443)

Other Income (Expense)

Accretion of discounts on convertible debt	–	–	–	–	(799,963)
Debt conversion expense	–	–	–	–	(2,010,076)
Gain on change in fair values of derivative liabilities	510	333,544	8,407	600,119	1,105,413
Loss on settlement of related party debt	–	–	–	–	(2,871)
Impairment of investment securities	–	–	–	–	(459,817)
Interest expense	(7,612)	(7,435)	(15,200)	(15,111)	(401,443)
Loss on extinguishment of debt	–	–	–	–	(252,454)
Loss on sale of investment securities	–	–	–	–	(411,430)
Write-off of accounts payable	–	–	–	–	28,453

Total Other Income (Expense)	(7,102)	326,109	(6,793)	585,008	(3,204,188)

Net Income (Loss)	(211,723)	144,886	(596,018)	(160,090)	(23,031,631)

Net Loss Per Share, Basic and Diluted	–	–	(0.01)	–

Weighted Average Shares Outstanding	68,696,934	68,396,934	68,696,934	68,206,771

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2012	2011
	$	$
Operating Activities
Net loss	(596,018)	(160,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange translation loss (gain) on debt	16,788	(8,897)
Gain on change in fair value of derivative liabilities	(8,407)	(600,119)
Changes in operating assets and liabilities:
Prepaid expenses and deposits	40,609	16,852
Accounts payable and accrued liabilities	1,441	2,844
Due to related parties	25,215	50,974
Net Cash Used in Operating Activities	(520,372)	(698,436)
Financing Activities
Proceeds from share subscriptions and issuance of common stock	–	801,503
Stock issuance costs	–	(139,991)
Repurchase of preferred stock	–	(15,000)
Net Cash Provided by Financing Activities	–	646,512
Decrease in Cash	(520,372)	(51,924)
Cash, Beginning of Period	718,907	1,226,964
Cash, End of Period	198,535	1,175,040
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2012
(Expressed in U.S. dollars)
(unaudited)

1.	Basis of Presentation

These interim unaudited financial statements of Canyon Copper Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2012, included in the Company’s Annual Report on Form 10-K filed on September 28, 2012 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at December 31, 2012, and the results of its operations and cash flows for the six months ended December 31, 2012. The results of operations for the three months and six months ended December 31, 2012, are not necessarily indicative of the results to be expected for future quarters or the full year.

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raising sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As at December 31, 2012, the Company has not generated any revenue, has a working capital deficiency of $551,037, and has accumulated losses of $23,031,631 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

2.	Significant Accounting Policies

(a) Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2012 and 2011, the Company had no items that represent comprehensive income or loss.

(b) Recent Accounting Pronouncements

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

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2012
(Expressed in U.S. dollars)
(unaudited)

3.	Mineral Properties (continued)

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

(a)

As at December 31, 2012, the Company was indebted to the Chief Executive Officer (“CEO”) of the Company for $286,203 (Cdn$285,000) (June 30, 2012 - $269,872 (Cdn$275,000)). The amount due is non- interest bearing, unsecured and due on demand.

	(b)	As at December 31, 2012, the Company was indebted to the former CEO of the Company for $539,430 (Cdn$537,167) (June 30, 2012 - $513,757 (Cdn$522,322)), which consists of the following amounts:

		(i)	$276,160 (Cdn$275,000) (June 30, 2012 - $269,872 (Cdn$275,000)) for management fees, which is non-interest bearing, unsecured and due on demand;

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2012
(Expressed in U.S. dollars)
(unaudited)

4.	Related Party Transactions (continued)

(ii)

$75,316 (Cdn$75,000) (June 30, 2012 - $73,602 (Cdn$75,000)) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and was due on May 22, 2012. On May 17, 2012, the Company entered into a First Amendment to Loan Agreement with the former CEO to extend the term of the loan to May 22, 2014. As at December 31, 2012, accrued interest of $23,833 (Cdn$23,733) (June 30, 2012 - $17,725 (Cdn$18,062)) is owing on this loan.

(iii)

$50,000 (June 30, 2012 - $50,000) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and was due on April 1, 2012. On May 17, 2012, the Company entered into a First Amendment to Loan Agreement with the former CEO to extend the term of the loan to April 1, 2014. As at December 31, 2012, accrued interest of $16,767 (June 30, 2012 - $12,986) is owing on this loan.

(iv)

$75,316 (Cdn$75,000) (June 30, 2012 - $73,602 (Cdn$75,000)) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on July 1, 2012. On May 17, 2012, the Company entered into a First Amendment to Loan Agreement with the former CEO to extend the term of the loan to July 1, 2014. As at December 31, 2012, accrued interest of $22,038 (Cdn$21,945) (June 30, 2012 - $15,970 (Cdn$16,274)) is owing on this loan.

(c)

During the six months ended December 31, 2012, the Company incurred management fees of $nil (2011 - $29,909), $30,202 (2011 - $29,909), and $53,907 (2011 - $37,670) to the former CEO of the Company, CEO of the Company, and Chief Financial Officer, respectively.

(d)	During the six months ended December 31, 2012, the Company incurred rent of $21,073 (2011 - $9,052) to a company with common officers and directors.

(e)	During the six months ended December 31, 2012, the Company incurred interest expense of $15,200 (2011 - $15,111) to the former CEO of the Company.

5.	Derivative Liabilities

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

The fair values of these share purchase warrants as at December 31, 2012 and June 30, 2012 are as follows:

	December 31,	June 30,
	2012	2012
	$	$

1,674,730 warrants expiring on November 10, 2012	–	2,738
48,928 warrants expiring on December 7, 2012	–	135
428,571 warrants expiring on January 8, 2013	–	1,492
1,082,036 warrants expiring on January 13, 2013	–	4,042

	–	8,407

During the six months ended December 31, 2012, the Company recorded a gain on the change in fair value of the derivative liabilities of $8,407.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2012
(Expressed in U.S. dollars)
(unaudited)

5.	Derivative Liabilities (continued)

The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The following table shows the weighted average assumptions used in the calculations:

		Risk-free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)
As at issuance date:
1,674,730 warrants expiring on November 10, 2012	175%	0.37%	0%	1.5
48,928 warrants expiring on December 7, 2012	172%	0.29%	0%	1.5
428,571 warrants expiring on January 8, 2013	173%	0.29%	0%	1.5
1,082,036 warrants expiring on January 13, 2013	173%	0.27%	0%	1.5
Weighted average as at June 30, 2012	133%	0.16%	0%	0.5
Weighted average as at December 31, 2012	67%	0.02%	0%	0.03

6.	Stock Options

On August 21, 2009 (as amended on May 4, 2011), the Board of Directors of the Company adopted the Company’s 2009 Stock Option Plan (the “Plan”). The Plan is administered by the Board of Directors. Stock options granted under the Plan have a maximum term of five years. The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan is 10% of the Company’s issued and outstanding shares. As at December 31, 2012, the Company had 4,183,693 stock options available for granting pursuant to the 2009 Plan.

A summary of the Company’s stock option activity is as follows:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Number of	Price	Value
	Options	$	$

Outstanding, June 30, 2012	3,232,418	0.27

Expired	(546,418)	0.95

Outstanding, December 31, 2012	2,686,000	0.13	–

Additional information regarding stock options outstanding as at December 31, 2012 is as follows:

Outstanding and exercisable
Weighted
		average	Weighted
Range of		remaining	average
exercise prices	Number of	contractual life	exercise price
$	shares	(years)	$

0.13	2,686,000	1.6	0.13

7.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price

Balance, June 30, 2012	3,234,265	Cdn$0.50

Expired	(1,723,658)	Cdn$0.50

Balance, December 31, 2012	1,510,607	Cdn$0.50

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2012
(Expressed in U.S. dollars)
(unaudited)

7.	Share Purchase Warrants (continued)

As at December 31, 2012, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date

428,571	Cdn$0.50	January 8, 2013
1,082,036	Cdn$0.50	January 13, 2013

1,510,607

8.	Subsequent Event

On January 24, 2013, the Company entered into an option agreement with Sandfield Resources Ltd. (“Sandfield”) whereby Sandfield has the right to earn up to a 70% interest in the Moonlight Property.

Under the terms of the agreement, Sandfield will earn a 60% interest in the Moonlight Property (the “Initial Interest”) by paying a total of Cdn$375,000, issuing 3,000,000 common shares, and incurring exploration expenditures of Cdn$1,600,000 as follows:

Cash consideration to be paid:
Cdn$125,000 to be paid upon approval by the TSX Venture Exchange;
a further $125,000 to be paid on or before January 24, 2015; and
a further $125,000 to be paid on or before January 24, 2016.

Share consideration to be paid:

500,000 common shares to be issued on the date Sandfield lists its common shares on the TSX Venture Exchange; and
a further 2,500,000 shares to be issued on or before January 24, 2016.

Exploration expenditures to be incurred:

Cdn$100,000 on or before May 31, 2013;
a further Cdn$500,000 on or before January 24, 2013; and
a further Cdn$1,000,000 on or before January 24, 2016.

Sandfield can earn an additional 10% interest in the Moonlight Property (the “Secondary Interest”) by issuing the Company 1,000,000 common shares and incurring an additional Cdn$3,000,000 of exploration expenditures on or before January 24, 2018.

Subject to Sandfield exercising the Initial Interest, the Company and Sandfield will form a joint venture for the purpose of carrying out further exploration and development of the Moonlight Property on the earlier of Sandfield exercising the Secondary Interest and January 24, 2018.

Sandfield will be responsible for all payments and share issuances required by the underlying option and assignment agreements and maintaining the mineral claims in good standing.

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

Forward looking statements are based on a number of material factors and assumptions, including the results of exploration and drilling activities, the availability and final receipt of required approvals, licenses and permits, that sufficient working capital is available to complete proposed exploration and drilling activities, that contracted parties provide goods and/or services on the agreed time frames, the equipment necessary for exploration is available as scheduled and does not incur unforeseen break downs, that no labor shortages or delays are incurred and that no unusual geological or technical problems occur. While we consider these assumptions may be reasonable based on information currently available to it, they may prove to be incorrect. Actual results may vary from such forward-looking information for a variety of reasons, including but not limited to risks and uncertainties disclosed in the section titled “Part II - Item 1A. Risk Factors” in this Quarterly Report.

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

We also hold an option to acquire a 100% interest in the “Moonlight Property”, which is subject to a 70% earn-in by Sandfield Resources Ltd. (“Sandfield”) as more particularly described below. The Moonlight Property is a copper porphyry project comprised of 307 unpatented mineral claims having an area of approximately 6,300 acres located on the northern end of the Walker Lane Belt in Plumas County, California.

On January 24, 2013, we entered into an agreement (the “Earn-In Agreement”) with Sandfield and Sandfield Resources (USA) Inc. whereby we agreed to transfer to Sandfield up to a 70% interest in our optioned Moonlight Copper-Porphyry Property.

Under the terms of the Earn-In Agreement, Sandfield will earn a 60% interest in the Moonlight Property (the “Initial Interest”) upon:

(a)	paying to us $125,000 on TSX Venture Exchange approval of the Earn-In Agreement;

(b)	issuing to us 500,000 Sandfield common shares on the date Sandfield lists its common shares on the TSX Venture Exchange;

(c)	incurring $100,000 of exploration expenditures on or before May 31, 2013;

(d)	paying to us $125,000 and incurring an additional $500,000 of exploration expenditures by the second anniversary of the Earn-In Agreement; and

(e)	paying to us $125,000, issuing 2,500,000 Sandfield common shares and incurring an additional $1,000,000 of exploration expenditures by the third anniversary of the Earn-In Agreement.

Sandfield will be able to earn an additional 10% interest in the Moonlight Property (the “Secondary Interest”) by issuing to us 1,000,000 Sandfield common shares and incurring an additional $3,000,000 of exploration expenditures by the fifth anniversary of the Earn-In Agreement. Sandfield will also be responsible for all payments and share issuances required by the underlying option and assignment agreements and paying all BLM claim maintenance fees.

Subject to Sandfield exercising the Initial Interest, the Company and Sandfield will form a joint venture for the purpose of carrying out further exploration and development of the Moonlight Property on the earlier of Sandfield exercising the Secondary Interest and the fifth anniversary of the Earn-In Agreement.

The Earn-In Agreement is conditional upon, among other things, our obtaining approval from the TSX Venture Exchange.

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

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and six month periods ended December 31, 2012 and changes in our financial condition from June 30, 2012. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended June 30, 2012 filed with the SEC on September 28, 2012.

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

Moonlight Property

During the term of the Earn-In Agreement, we are not planning to conduct any exploration activities on the Moonlight Property. Under the terms of the Earn-In Agreement, Sandfield will be required to incur $100,000 of exploration expenditures on the Moonlight Property, make all the Moonlight Property Assignment and Option Agreement payments and be responsible for all claim maintenance payments to the Bureau of Land Management.

Anticipated Expenses

We anticipate that we will require the following funds for exploration programs and our ongoing operations:

ITEM AND ACTIVITY	12 Month Total
Budget
LAND STATUS
New York Canyon Project
2012 - 2013 unpatented claim maintenance fees	$98,000
Monthly Payments – Patented Claims	36,000
Moonlight Property
Assignment and Option Payments(1)	50,000
2012-2013 unpatented claim maintenance fees(1)	48,000
EXPLORATION PROGRAM
New York Canyon Project
Metallurgical sampling and testing	75,000
Environmental base line study work	55,000
Geological mapping/geological survey	30,000
Field supplies and support	20,000
Contingency	25,000
Moonlight Property
No Proposed Program during term of Earn-In
Agreement
GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	297,000
TOTAL	$734,000

Note:
(1)

Under the Earn-In Agreement, Sandfield is obligated to make all cash payments and share issuances due under the Moonlight Property Assignment and Option Agreements, and be responsible for all claim maintenance payment to the Bureau of Land Management.

As at December 31, 2012, we had cash of $198,535. For the next twelve months, management anticipates that we have sufficient funds to meet our annual claim payments and meet the costs associated with our ongoing reporting obligations. However, we will require additional financing in order to implement our geochemical sampling program and the proposed test drilling program on the New York Canyon Project. There is no assurance we will be successful in raising such funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Quarter Ended		Percentage	Six Months Ended		Percentage
	December 31		Increase /	December 31		Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating Expenses	(204,621)	(181,223)	12.9%	(589,225)	(745,098)	(20.9)%
Other Income (Expense)	(7,102)	326,109	(102.2)%	(6,793)	585,008	(101.2)%
Net Income (Loss)	$(211,723)	$144,866	(246.2)%	$(596,018)	$(160,090)	272.3%

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

Expenses

Our expenses for the three and six month periods ended December 31, 2012 and 2011 consisted of the following:

	Quarter Ended		Percentage	Six Months Ended		Percentage
	December 31		Increase /	December 31		Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Operating Expenses:
Foreign exchange (gain) loss	$(5,429)	$(12,182)	(55.4)%	$4,372	$65,455	(93.3)%
General and administrative	144,518	159,222	(9.2)%	297,446	354,710	(16.1)%
Mineral exploration costs	65,532	34,183	91.7%	287,407	324,943	(11.6)%
Sub-total	$204,621	$181,223	12.9%	$589,225	$745,098	(20.9)%
Other Expenses:
Loss (gain) on change in fair value of derivative liabilities	(510)	(333,544)	(99.8)%	(8,407)	(600,119)	(98.6)%
Interest expense	7,612	7,435	2.4%	15,200	15,111	0.6%
Sub-total	$7,102	$(326,109)	(102.2)%	$6,793	$(585,008)	(101.2)%
Total Expenses	$211,723	$(144,886)	(246.1)%	$596,018	$160,090	272.3%

Our operating expenses increased from $181,223, during the three months ended December 31, 2011, to $204,621, during the three months ended December 31, 2012. The increase in our operating expenses is primarily due to an increase in our mineral exploration costs.

Our operating expenses decreased from $745,098, during the six months ended December 31, 2011, to $589,225, during the six months ended December 31, 2012. The decrease in our operating expenses is primarily due to a decrease in foreign exchange loss, general and administrative expenses and mineral exploration costs.

General and administration expenses, during the three and six months ended December 31, 2012, primarily consisted of: (i) consulting fees incurred for services provided by our executive officers; (ii) legal, accounting and filing fees in connection with our Annual and Quarterly Reports, Annual General Meeting of the shareholders and mineral property filing requirements, (iii) corporate and shareholder communications relating to the distribution of news releases and consulting fees for website development and preparation of investor and shareholder materials, (iv) rent incurred for our corporate office, and (vi) transfer agent and filing fees to the TSX Venture Exchange. Additional general and administrative expenses in the six months ended December 31, 2011 primarily relate to legal, accounting and filing fees in connection with our listing on the TSX Venture Exchange.

Mineral exploration costs consisted of annual payments to maintain the New York Canyon Project in good standing, mineral lease payments and consulting fees paid for geochemical sampling on the New York Canyon Project.

The increase in our net loss for the three and six months ended December 31, 2012 is due to the fact that we recorded a gain on change in fair value of derivative liability in 2011, which relates to the issuance of share purchase warrants under our brokered and non-brokered foreign private placement offering.

We anticipate that our expenses will increase over the next twelve months due to our ongoing planned exploration activities on the New York Canyon Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At December 31, 2012	At June 30, 2012	Increase / Decrease
Current Assets	$211,539	$772,520	(72.6)%
Current Liabilities	(762,576)	(730,967)	4.3%
Working Capital Surplus (Deficit)	$(551,037)	$41,553	(1,426.1)%

Cash Flows
	Six Months Ended	Six Months Ended
	December 31, 2012	December 31, 2011
Cash Used in Operating Activities	$(520,372)	$(698,436)
Cash Provided by Investing Activities	-	-
Cash Provided by Financing Activities	-	646,512
Net Decrease in Cash During Period	$(520,372)	$(51,924)

Our working capital decreased from $41,553, as at June 30, 2012, to a deficit of $551,037, as at December 31, 2012. The decrease in working capital was primarily a result of a decrease in cash due general and administrative expenses and the fact that we had no sources of revenue or financing during the six months ended December 31, 2012.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project. For the next twelve months, management anticipates that we have sufficient funds to meet our annual claim payments and meet the costs associated with our ongoing reporting obligations. However, we will require additional financing in order to implement our geochemical sampling program and the proposed test drilling program on the New York Canyon Project.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2012 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which may require us to obtain financing. We recorded a net loss of $596,018 for the six months ended December 31, 2012 and have an accumulated deficit of $23,031,631 since inception. As at December 31, 2012, we had cash of $198,535. For the next twelve months, we have sufficient funds to meet our annual claim payments and meet our ongoing reporting obligations. However, we will require additional financing in order to implement our geochemical sampling program and the test drilling program on the New York Canyon Project. There is no assurance we will be successful in raising such funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation.(5)
3.2	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 166,666,666 shares, par value $0.00001 per share.(7)
3.3	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 131,666,666 shares, par value $0.00001 per share.(10)
3.4	Amended and Restated Bylaws.(13)
10.1	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(2)
10.2	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(3)
10.3	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(4)
10.4	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(6)
10.5	Purchase and Sale Agreement dated August 5, 2010 between Canyon Copper Corp. and ESO Uranium Corp.(8)
10.6	Loan Agreement dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey.(9)
10.7	Promissory Note dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey for the loan of $50,000 (USD).(9)
10.8	Loan Agreement dated November 22, 2010 between Canyon Copper Corp. and Anthony Harvey.(10)
10.9	Promissory Note dated November 22, 2010 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN).(10)
10.10	Loan Agreement dated January 19, 2011 between Canyon Copper Corp. and Anthony Harvey.(11)
10.11	Promissory Note dated January 19, 2011 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN).(11)
10.12	Engagement letter dated January 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(12)
10.13	Sponsorship Engagement Letter dated January 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(12)
10.14	Amended and Restated 2009 Stock Option Plan.(13)

Exhibit
Number	Description of Exhibit
10.15	Agency Agreement dated May 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(14)
10.16	Stock Repurchase Agreement dated October 20, 2011 between Canyon Copper Corp. and Langley Park Investment Trust plc.(15)
10.17	Assignment Agreement dated November 25, 2011 between Canyon Copper Corp., Metamin Enterprises Inc. and Metamin Enterprises USA Inc.(16)
10.18	First Amendment to Loan Agreement dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $50,000 (USD) due on April 1, 2014.(17)
10.19	Promissory Note dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $50,000 (USD) due on April 1, 2014.(17)
10.20	First Amendment to Loan Agreement dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN) due on July 1, 2014.(17)
10.21	Promissory Note dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN) due on July 1, 2014.(17)
10.22	First Amendment to Loan Agreement dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN) due on May 22, 2014.(17)
10.23	Promissory Note dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN) due on May 22, 2014.(17)
10.24	Termination Agreement dated November 5, 2012 between Canyon Copper Corp. and Anthony Harvey.(18)
10.1	Earn-In Agreement dated January 24, 2013 among Canyon Copper Corp., Sandfield Resources Ltd. and Sandfield Resources (USA) Inc.(19)
14.1	Code of Ethics.(1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(1)
99.2	Disclosure Committee Charter.(1)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(5)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 19, 2009.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on September 28, 2010.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 13, 2010.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 29, 2010.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 21, 2011.

(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 31, 2011.
(13)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on May 9, 2011.
(14)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1 filed on August 15, 2011.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 26, 2011.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 29, 2011.
(17)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on September 28, 2012.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on November 7, 2012.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 24, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON COPPER CORP.

Dated:	February 1, 2013	By:	/s/ Benjamin Ainsworth
BENJAMIN AINSWORTH
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	February 1, 2013	By:	/s/ Kurt Bordian
KURT BORDIAN
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial
Officer)