Form 10-Q
period 2013-03-31
CANYON COPPER CORP.
filed 2013-05-14
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
As of May 14, 2013, the Registrant had 68,696,934 shares of common stock, par value of $0.00001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending June 30, 2013.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Canyon Copper” mean Canyon Copper Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CANYON COPPER CORP.
(An Exploration Stage Company)
March 31, 2013
(Expressed in U.S. dollars)
(unaudited)

CANYON COPPER CORP.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	June 30,
	2013	2012
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	151,903	718,907
Prepaid expenses and deposits	2,636	53,613
Total Assets	154,539	772,520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	142,258	136,134
Due to related parties (Note 4)	619,390	586,426
Derivative liabilities (Note 5)	–	8,407
Total Current Liabilities	761,648	730,967
Due to related parties (Note 4)	197,434	197,204
Total Liabilities	959,082	928,171
Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 3)
Stockholders’ Deficit
Preferred stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: nil shares	–	–
Common stock Authorized: 131,666,666 shares, par value $0.00001 Issued and outstanding: 68,696,934 shares	687	687
Additional paid-in capital	22,279,275	22,279,275
Deficit accumulated during the exploration stage	(23,084,505)	(22,435,613)
Total Stockholders’ Deficit	(804,543)	(155,651)
Total Liabilities and Stockholders’ Deficit	154,539	772,520

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated from
	Three Months	Three Months	Nine Months	Nine Months	January 21, 2000
	Ended	Ended	Ended	Ended	(date of inception)
	March 31,	March 31,	March 31,	March 31,	to March 31,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenue	–	–	–	–	–

Operating Expenses

Depreciation	–	–	–	–	5,540
Foreign exchange loss (gain)	(13,888)	(3,423)	(9,516)	62,022	66,251
General and administrative (Note 4)	140,751	192,575	438,197	547,285	11,016,275
Impairment of mineral property costs	–	–	–	–	2,759,130
Impairment of property and equipment	–	–	–	–	10,811
Mineral exploration costs	43,662	102,545	206,069	427,488	6,139,961

Total Operating Expenses	170,525	291,697	634,750	1,036,795	19,997,968

Operating Loss	(170,525)	(291,697)	(634,750)	(1,036,795)	(19,997,968)

Other Income (Expense)

Accretion of discounts on convertible debt	–	–	–	–	(799,963)
Debt conversion expense	–	–	–	–	(2,010,076)
Gain on change in fair values of derivative liabilities	–	56,412	8,407	656,531	1,105,413
Impairment of investment securities	–	–	–	–	(459,817)
Interest expense (Note 4)	(7,349)	(7,475)	(22,549)	(22,586)	(408,792)
Loss on extinguishment of debt	–	–	–	–	(252,454)
Loss on sale of investment securities	–	–	–	–	(411,430)
Loss on settlement of related party debt	–	–	–	–	(2,871)
Mineral property option payments received	125,000	–	–	–	125,000
Write-off of accounts payable	–	–	–	–	28,453

Total Other Income (Expense)	117,651	48,937	(14,142)	633,945	(3,086,537)

Net Income (Loss)	(52,874)	(242,760)	(648,892)	(402,850)	(23,084,505)

Net Loss Per Share, Basic and Diluted	–	–	(0.01)	(0.01)

Weighted Average Shares Outstanding	68,696,934	68,588,143	68,696,934	68,332,970

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2013	2012
	$	$
Operating Activities
Net loss	(648,892)	(402,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange translation loss (gain) on debt	1,133	(5,827)
Gain on change in fair value of derivative liabilities	(8,407)	(656,531)
Shares issued for mineral property	–	48,750
Changes in operating assets and liabilities:
Prepaid expenses and deposits	50,977	1,110
Accounts payable and accrued liabilities	6,124	(61,302)
Due to related parties	32,061	97,157
Net Cash Used in Operating Activities	(567,004)	(979,493)
Financing Activities
Proceeds from share subscriptions and issuance of common stock	–	801,502
Stock issuance costs	–	(139,990)
Repurchase of preferred stock	–	(15,000)
Net Cash Provided by Financing Activities	–	646,512
Decrease in Cash	(567,004)	(332,981)
Cash, Beginning of Period	718,907	1,226,964
Cash, End of Period	151,903	893,983
Non-cash Investing and Financing Activities:
Common stock issued pursuant to a mineral property option agreement	–	48,750
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2013
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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2013, and the results of its operations and cash flows for the nine months ended March 31, 2013. The results of operations for the three months and nine months ended March 31, 2013, are not necessarily indicative of the results to be expected for future quarters or the full year.

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raising sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As at March 31, 2013, the Company has not generated any revenue, has a working capital deficiency of $607,109, and has accumulated losses of $23,084,505 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

2.	Significant Accounting Policies

(a) Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2013, and 2012, the Company had no items that represent comprehensive income or loss.

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

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2013
(Expressed in U.S. dollars)
(unaudited)

3.	Mineral Properties (continued)

(b)

On November 25, 2011, the Company entered into an Assignment Agreement with Metamin Enterprises Inc., a company controlled by the President of the Company, (the “Assignor”), to acquire the Assignor’s interest in an Option Agreement between the Assignor and Metamin Enterprises USA Inc. (the “Optionor”), a wholly-owned subsidiary of the Assignor, in respect of certain mineral claims, known as the Moonlight property, located in Plumas County, California. On January 19, 2012, the Company closed the Assignment Agreement with the Assignor and Optionor. In consideration for the assignment, the Company is required to make the following payments to the Assignor:

		(i)	Cash payments:
			º	$15,000 on the TSX Venture Exchange acceptance date (paid);
			º	$25,000 on or before February 18, 2012 (paid);
			º	$25,000 on or before February 18, 2013 (paid by Sandfield – refer to Note 3(c)); and
			º	An annual advanced royalty, which shall be deductible from future royalty payments, of the $15,000 commencing on February 18, 2014 and payable every year thereafter.

		(ii)	Share payments:
			º	75,000 shares of common stock on the TSX Venture Exchange acceptance date (issued);
			º	75,000 shares of common stock on or before February 18, 2012 (issued);
			º	150,000 shares of common stock on or before February 18, 2013 (issued by Sandfield – refer to Note 3(c)); and
			º	200,000 shares of common stock on or before February 18, 2014.

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

Upon closing of the Assignment Agreement, the Company will assume all of the Assignor’s rights and obligations under the Option Agreement, and will be required to make the following payments to the Optionor in order to maintain and exercise the option:

		(i)	Cash payments:
			º	$25,000 on or before February 18, 2012 (paid);
			º	$25,000 on or before February 18, 2013 (paid by Sandfield – refer to Note ); and
			º	An annual advanced royalty, which shall be deductible from future royalty payments, of the $15,000 commencing on February 18, 2014 and payable every year thereafter.

		(ii)	Share payments:
			º	75,000 shares of common stock on the TSX Venture Exchange acceptance date (issued);
			º	75,000 shares of common stock on or before February 18, 2012 (issued);
			º	150,000 shares of common stock on or before February 18, 2013 (issued by Sandfield – refer to Note 3(c)); and
			º	200,000 shares of common stock on or before February 18, 2014.

		(iii)	Exploration expenditures:
			º	$100,000 on or before February 18, 2013 (extended to May 31, 2013).

The Optionor will retain a 1% net smelter return on the metals extracted from the Moonlight property, which can be repurchased for $1,000,000, and a gross overriding royalty of 2.5% on receipts from the sale of industrial minerals.

	(c)	On January 24, 2013, the Company entered into an option agreement with Sandfield Resources Ltd. (“Sandfield”) whereby Sandfield has the right to earn up to a 70% interest in the Moonlight Property.

Under the terms of the agreement, Sandfield will earn a 60% interest in the Moonlight Property (the “Initial Interest”) by paying a total of Cdn$375,000, issuing 3,000,000 common shares, and incurring exploration expenditures of Cdn$1,600,000 as follows:

		(i)	Cash consideration to be paid:
			º	Cdn$125,000 to be paid upon approval by the TSX Venture Exchange (received);
			º	a further Cdn$125,000 to be paid on or before January 24, 2015; and
			º	a further Cdn$125,000 to be paid on or before January 24, 2016.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2013
(Expressed in U.S. dollars)
(unaudited)

3.	Mineral Properties (continued)

		(ii)	Share consideration to be paid:
			º	500,000 common shares to be issued on the date Sandfield lists its common shares on the TSX Venture Exchange; and
			º	a further 2,500,000 shares to be issued on or before January 24, 2016.

		(iii)	Exploration expenditures to be incurred:
			º	Cdn$100,000 on or before May 31, 2013;
			º	a further Cdn$500,000 on or before January 24, 2013; and
			º	a further Cdn$1,000,000 on or before January 24, 2016.

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

Sandfield will be responsible for all payments and share issuances required by the underlying option and assignment agreements and maintaining the mineral claims in good standing. Refer to Note 3(b).

4.	Related Party Transactions

(a)

As at March 31, 2013, the Company was indebted to the Chief Executive Officer (“CEO”) of the Company for $280,126 (Cdn$285,000) (June 30, 2012 - $269,872 (Cdn$275,000)). The amount due is non-interest bearing, unsecured and due on demand.

	(b)	As at March 31, 2013, the Company was indebted to the former CEO of the Company for $536,698 (Cdn$546,036) (June 30, 2012 - $513,757 (Cdn$522,322)), which consists of the following amounts:

			(i)	$270,297 (Cdn$275,000) (June 30, 2012 - $269,872 (Cdn$275,000)) for management fees, which is non-interest bearing, unsecured and due on demand;

(ii)

$73,717 (Cdn$75,000) (June 30, 2012 - $73,602 (Cdn$75,000)) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and was due on May 22, 2012. On May 17, 2012, the Company entered into a First Amendment to Loan Agreement with the former CEO to extend the term of the loan to May 22, 2014. As at March 31, 2013, accrued interest of $26,054 (Cdn$26,507) (June 30, 2012 - $17,725 (Cdn$18,062)) is owing on this loan.

(iii)

$50,000 (June 30, 2012 - $50,000) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and was due on April 1, 2012. On May 17, 2012, the Company entered into a First Amendment to Loan Agreement with the former CEO to extend the term of the loan to April 1, 2014. As at March 31, 2013, accrued interest of $18,616 (June 30, 2012 - $12,986) is owing on this loan.

(iv)

$73,717 (Cdn$75,000) (June 30, 2012 - $73,602 (Cdn$75,000)) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on July 1, 2012. On May 17, 2012, the Company entered into a First Amendment to Loan Agreement with the former CEO to extend the term of the loan to July 1, 2014. As at March 31, 2013, accrued interest of $24,297 (Cdn$24,719) (June 30, 2012 - $15,970 (Cdn$16,274)) is owing on this loan.

(c)

During the nine months ended March 31, 2013, the Company incurred management fees of $nil (2012 - $44,895), $45,073 (2012 - $44,895), and $80,600 (2012 - $64,031) to the former CEO of the Company, CEO of the Company, and Chief Financial Officer, respectively.

(d)

During the nine months ended March 31, 2013, the Company incurred rent of $31,496 (2012 - $15,584) to a company with common officers and directors. As at March 31, 2013, the Company has recorded $6,880 (2012 - $nil) in accounts payable and accrued liabilities.

	(e)	During the nine months ended March 31, 2013, the Company incurred interest expense of $22,549 (2012 - $22,586) to the former CEO of the Company.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2013
(Expressed in U.S. dollars)
(unaudited)

5.	Derivative Liabilities

The Company had share purchase warrants that were issued in private placements which had exercise prices denominated in Canadian dollars which differs from the Company’s functional currency (U.S. dollars). As a result, these share purchase warrants were not considered to be indexed to the Company’s own stock and accordingly were accounted for as derivative liabilities with changes in fair value recorded in the statement of operations.

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

The fair values of these share purchase warrants as at March 31, 2013 and June 30, 2012 are as follows:

	March 31,	June 30,
	2013	2012
	$	$

1,674,730 warrants expiring on November 10, 2012	–	2,738
48,928 warrants expiring on December 7, 2012	–	135
428,571 warrants expiring on January 8, 2013	–	1,492
1,082,036 warrants expiring on January 13, 2013	–	4,042

	–	8,407

During the nine months ended March 31, 2013, the Company recorded a gain on the change in fair value of the derivative liabilities of $8,407.

The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The following table shows the weighted average assumptions used in the calculations:

		Risk-free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)
As at issuance date:
1,674,730 warrants expiring on November 10, 2012	175%	0.37%	0%	1.5
48,928 warrants expiring on December 7, 2012	172%	0.29%	0%	1.5
428,571 warrants expiring on January 8, 2013	173%	0.29%	0%	1.5
1,082,036 warrants expiring on January 13, 2013	173%	0.27%	0%	1.5
Weighted average as at June 30, 2012	133%	0.16%	0%	0.5
Weighted average as at March 31, 2013	–	–	–	–

6.	Stock Options

On August 21, 2009 (as amended on May 4, 2011), the Board of Directors of the Company adopted the Company’s 2009 Stock Option Plan (the “Plan”). The Plan is administered by the Board of Directors. Stock options granted under the Plan have a maximum term of five years. The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan is 10% of the Company’s issued and outstanding shares. As at March 31, 2013, the Company had 4,183,693 stock options available for granting pursuant to the 2009 Plan.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2013
(Expressed in U.S. dollars)
(unaudited)

6.	Stock Options (continued)

A summary of the Company’s stock option activity is as follows:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Number of	Price	Value
	Options	$	$

Outstanding, June 30, 2012	3,232,418	0.27

Expired	(546,418)	0.95

Outstanding, March 31, 2013	2,686,000	0.13	–

Additional information regarding stock options outstanding as at March 31, 2013, is as follows:

Outstanding and exercisable
Weighted
		average	Weighted
Range of		remaining	average
exercise prices	Number of	contractual life	exercise price
$	shares	(years)	$

0.13	2,686,000	1.4	0.13

7.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price

Balance, June 30, 2012	3,234,265	Cdn$0.50

Expired	(3,234,265)	Cdn$0.50

Balance, March 31, 2013	–	–

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RECENT CORPORATE DEVELOPMENTS

1.

Sandfield Earn-In Agreement. On January 24, 2013, we entered into an agreement (the “Earn-In Agreement”) with Sandfield and Sandfield Resources (USA) Inc. whereby we agreed to transfer to Sandfield up to a 70% interest in our optioned Moonlight Copper-Porphyry Property.

Under the terms of the Earn-In Agreement, Sandfield will earn a 60% interest in the Moonlight Property (the “Initial Interest”) upon:

	(a)	paying to us $125,000 (paid) on TSX Venture Exchange approval of the Earn-In Agreement;

	(b)	issuing to us 500,000 Sandfield common shares on the date Sandfield lists its common shares on the TSX Venture Exchange;

	(c)	incurring $100,000 of exploration expenditures on or before May 31, 2013;

	(d)	paying to us $125,000 and incurring an additional $500,000 of exploration expenditures by January 24, 2015 of the Earn-In Agreement; and

	(e)	paying to us $125,000, issuing 2,500,000 Sandfield common shares and incurring an additional $1,000,000 of exploration expenditures by January 24, 2016 of the Earn-In Agreement.

Sandfield will be able to earn an additional 10% interest in the Moonlight Property (the “Secondary Interest”) by issuing to us 1,000,000 Sandfield common shares and incurring an additional $3,000,000 of exploration expenditures by January 24, 2018. Sandfield will also be responsible for all payments and share issuances required by the underlying option and assignment agreements and paying all BLM claim maintenance fees.

Subject to Sandfield exercising the Initial Interest, the Company and Sandfield will form a joint venture for the purpose of carrying out further exploration and development of the Moonlight Property on the earlier of Sandfield exercising the Secondary Interest and the January 24, 2018.

2.

Proposed Change of Jurisdiction. We are proposing to change our jurisdiction of incorporation from Nevada to British Columbia through a process known as a conversion under Nevada corporate law, and known as a continuation under British Columbia corporate law (the "Continuation" or the "Conversion"). The Continuation is subject to approval by the holders of a majority of the outstanding shares of our common stock and the TSX Venture Exchange. More information about the Continuation is available on our Form 424(b)(3) Prospectus filed with the SEC on April 22, 2013.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine month period ended March 31, 2013 and changes in our financial condition from June 30, 2012. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended June 30, 2012 filed with the SEC on September 28, 2012.

Over the next twelve months, our plan of operation is to complete following exploration programs on our mineral properties:

New York Canyon Project

Our current exploration program on the New York Canyon Project involves: (i) initial environmental base line studies, which will permit us to conduct advance exploration, if warrant, and (ii) conducting a geochemical program to cover the considerable area of the New York Canyon Project with a survey of arroyo/stream sediments. The purpose of the survey is to assess the potential for areas of mineralization that may be associated with the several areas of old prospects and workings within the claims.

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

Anticipated Expenses

We anticipate that we will require the following funds for exploration programs and our ongoing operations:

ITEM AND ACTIVITY	12 Month Total Budget
LAND STATUS
New York Canyon Project
2012 - 2013 unpatented claim maintenance fees	$98,000
Monthly Payments – Patented Claims	36,000
Moonlight Property
Assignment and Option Payments(1)	50,000
2012-2013 unpatented claim maintenance fees(1)	48,000
EXPLORATION PROGRAM
New York Canyon Project
Metallurgical sampling and testing	75,000
Environmental base line study work	55,000
Geological mapping/geological survey	30,000
Field supplies and support	20,000
Contingency	25,000
Moonlight Property
No Proposed Program during term of Earn-In Agreement	-
GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	297,000
TOTAL	$734,000

Note:
(1)

Under the Earn-In Agreement, Sandfield is obligated to make all cash payments and share issuances due under the Moonlight Property Assignment and Option Agreements, and be responsible for all claim maintenance payment to the Bureau of Land Management.

As at March 31, 2013, we had cash of $151,903. For the next twelve months, management anticipates that we have insufficient funds to meet our ongoing operating costs. Accordingly, we will require additional financing in order to meet our ongoing expenses. There is no assurance we will be successful in raising such funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Quarter Ended		Percentage	Nine Months Ended		Percentage
	March 31		Increase /	March 31		Increase /
	2013	2012	(Decrease)	2013	2012	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating Expenses	(170,525)	(291,697)	(41.5)%	(634,750)	(1,036,795)	(38.8)%
Other Income (Expenses)	117,651	48,937	140.4%	(14,142)	633,945	(102.2)%
Net Income (Loss)	$(52,874)	$(242,760)	(78.2)%	$(648,892)	$(402,850)	61.1%

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

Expenses

Our expenses for the three and nine month periods ended March 31, 2013 and 2012 consisted of the following:

	Quarter Ended		Percentage	Nine Months Ended		Percentage
	March 31		Increase /	March 31		Increase /
	2013	2012	(Decrease)	2013	2012	(Decrease)
Operating Expenses:
Foreign exchange loss (gain)	$(13,888)	$(3,423)	305.7%	$(9,516)	$62,022	(115.3)%
General and administrative	140,751	192,575	(26.9)%	438,197	547,285	(19.9)%
Mineral exploration costs	43,662	102,545	(57.4)%	206,069	427,488	(51.8)%
Sub-total	$170,525	$291,697	(41.5)%	$634,750	$1,036,795	(38.8)%
Other Expenses:
Loss (gain) on change in fair value of derivative liabilities	-	(56,412)	(100)%	(8,407)	(656,531)	(98.7)%
Interest expense	7,349	7,475	(1.7)%	22,549	22,586	(0.2)%
Mineral property option payments received	(125,000)	-	100%	-	-	n/a
Sub-total	$(117,651)	$(48,937)	140.4%	$14,142	$(633,945)	(102.2)%
Total Expenses	$52,874	$242,760	(78.2)%	$648,892	$402,850	61.1%

Our operating expenses decreased from $291,697, during the three months ended March 31, 2012, to $170,525, during the three months ended March 31, 2013. The decrease in our operating expenses is due to a decrease in general and administrative expenses and mineral exploration costs and by an increase in foreign currency gain.

Our operating expenses decreased from $1,036,795, during the nine months ended March 31, 2012, to $634,750, during the nine months ended March 31, 2013. The decrease in our operating expenses is due to a decrease in general and administrative expenses, mineral exploration costs and by an increase in foreign currency gain.

General and administration expenses, during the three and nine months ended March 31, 2013, primarily consisted of: (i) consulting fees incurred for services provided by our executive officers; (ii) legal, accounting and filing fees in connection with our Annual and Quarterly Reports, Annual General Meeting of the shareholders and mineral property filing requirements, (iii) corporate and shareholder communications relating to the distribution of news releases and consulting fees for website development and preparation of investor and shareholder materials, (iv) rent incurred for our corporate office, and (vi) transfer agent and filing fees to the TSX Venture Exchange. Additional general and administrative expenses in the nine months ended March 31, 2012 primarily relate to legal, accounting and filing fees in connection with our listing on the TSX Venture Exchange.

Mineral exploration costs consisted of annual payments to maintain the New York Canyon Project in good standing, mineral lease payments and consulting fees paid for geochemical sampling on the New York Canyon Project.

The increase in our net loss for the nine months ended March 31, 2013 is due to the fact that is due to the fact that we recorded a gain on change in fair value of derivative liability in 2011, which relates to the issuance of share purchase warrants under our brokered and non-brokered foreign private placement offering.

We anticipate that our expenses will increase over the next twelve months due to our ongoing planned exploration activities on the New York Canyon Project.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2013	At June 30, 2012	Increase / Decrease
Current Assets	$154,539	$772,520	(80.0)%
Current Liabilities	(761,648)	(730,967)	4.2%
Working Capital (Deficit)	$(607,109)	$41,553	1,561.1%

Cash Flows
	Nine Months Ended	Nine Months Ended
	March 31, 2013	March 31, 2012
Cash Used in Operating Activities	$(567,004)	$(979,493)
Cash Provided by Financing Activities	-	646,512
Net Decrease in Cash During Period	$(567,004)	$(332,981)

Our working capital decreased from a surplus of $41,533, as at June 30, 2012, to a deficit of $607,109, as at March 31, 2013. The decrease in working capital was primarily a result of a decrease in cash due general and administrative expenses and the fact that we had no sources of revenue or financing during the nine months ended March 31, 2013.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project. Accordingly, we will require additional financing to implement our exploration program and to meet our ongoing operating expenses in 2013.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2012 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not currently party to any legal proceedings.

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

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project, which may require us to obtain financing. We recorded a net loss of $648,892 for the nine months ended March 31, 2013 and have an accumulated deficit of $23,084,505 since inception. As at March 31, 2013, we had cash of $151,903. For the next twelve months, we have insufficient funds to meet our ongoing operating expenses. Accordingly, we will require additional financing. There is no assurance we will be successful in raising such funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

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

As noted in the financial statements that are included with this Quarterly Report, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. These conditions, as indicated in our audit report included in our Annual Report for the year ended June 30, 2012, raise substantial doubt as to our ability to continue as a going concern. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation.(5)
3.2	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 166,666,666 shares, par value $0.00001 per share.(7)
3.3	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 131,666,666 shares, par value $0.00001 per share.(10)
3.4	Amended and Restated Bylaws.(13)
10.1	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(2)
10.2	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(3)
10.3	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(4)
10.4	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(6)
10.5	Purchase and Sale Agreement dated August 5, 2010 between Canyon Copper Corp. and ESO Uranium Corp.(8)
10.6	Loan Agreement dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey.(9)
10.7	Promissory Note dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey for the loan of $50,000 (USD).(9)
10.8	Loan Agreement dated November 22, 2010 between Canyon Copper Corp. and Anthony Harvey.(10)
10.9	Promissory Note dated November 22, 2010 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN).(10)
10.10	Loan Agreement dated January 19, 2011 between Canyon Copper Corp. and Anthony Harvey.(11)
10.11	Promissory Note dated January 19, 2011 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN).(11)
10.12	Engagement letter dated January 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(12)
10.13	Sponsorship Engagement Letter dated January 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(12)
10.14	Amended and Restated 2009 Stock Option Plan.(13)
10.15	Agency Agreement dated May 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(14)
10.16	Stock Repurchase Agreement dated October 20, 2011 between Canyon Copper Corp. and Langley Park Investment Trust plc.(15)
10.17	Assignment Agreement dated November 25, 2011 between Canyon Copper Corp., Metamin Enterprises Inc. and Metamin Enterprises USA Inc.(16)
10.18	First Amendment to Loan Agreement dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $50,000 (USD) due on April 1, 2014.(17)
10.19	Promissory Note dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $50,000 (USD) due on April 1, 2014.(17)
10.20	First Amendment to Loan Agreement dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN) due on July 1, 2014.(17)
10.21	Promissory Note dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN) due on July 1, 2014.(17)

Exhibit
Number	Description of Exhibit
10.22	First Amendment to Loan Agreement dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN) due on May 22, 2014.(17)
10.23	Promissory Note dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN) due on May 22, 2014.(17)
10.24	Termination Agreement dated November 5, 2012 between Canyon Copper Corp. and Anthony Harvey.(18)
10.25	Earn-In Agreement dated January 24, 2013 among Canyon Copper Corp., Sandfield Resources Ltd. and Sandfield Resources (USA) Inc.(19)
14.1	Code of Ethics.(1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(1)
99.2	Disclosure Committee Charter.(1)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(5)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 13, 2006.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 19, 2009.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on September 28, 2010.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 13, 2010.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 29, 2010.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 21, 2011.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 31, 2011.
(13)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on May 9, 2011.
(14)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1 filed on August 15, 2011.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 26, 2011.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 29, 2011.
(17)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on September 28, 2012.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on November 7, 2012.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 24, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANYON COPPER CORP.

Dated:	May 14, 2013	By:	/s/ Benjamin Ainsworth
BENJAMIN AINSWORTH
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 14, 2013	By:	/s/ Kurt Bordian
KURT BORDIAN
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial
Officer)