Form 10-K
period 2013-06-30
CANYON COPPER CORP.
filed 2013-09-30
CIK 1112706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER: 000-33189

CANYON COPPER CORP.
(Exact name of registrant as specified in its charter)

BRITISH COLUMBIA	88-0452792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 408 - 1199 West Pender Street
Vancouver, BC, Canada	V6E 2R1
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (604) 331-9326

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: Common Shares, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.   Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,336,884, based on a closing price of $0.05 of the issuer’s common stock on December 31, 2012.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
68,696,934, as at September 26, 2013.

CANYON COPPER CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2013

TABLE OF CONTENTS

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

PART I

ITEM 1.      BUSINESS.

OVERVIEW

We were incorporated on January 21, 2000 under the laws of the State of Nevada. On May 31, 2013, we continued from the State of Nevada to the Province of British Columbia. The continuation was approved by the shareholders holding a majority of our issued and outstanding common shares at the special meeting of the shareholders on May 21, 2013.

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We currently hold 100% title in a major claim block totalling 190 unpatented mineral claims, covering approximately 3,800 acres located in Mineral County, Nevada (the “New York Canyon Claims”). We also hold 21 patented mineral claims covering an area of approximately 420 acres, located within the vicinity of the New York Canyon Claims area. We collectively refer to the New York Canyon Claims and the patented claims as the “New York Canyon Project.” See “Item 2. Properties”.

We also hold an option to acquire a 100% interest in a copper porphyry project comprised of 297 unpatented mineral claims having an area of approximately 5,940 acres located on the northern end of the Walker Lane Belt in Plumas County, California (the “Moonlight Property”). We acquired our interest in the Moonlight Property pursuant to an assignment agreement dated November 25, 2011 among Metamin Enterprises Inc. (the “Assignor”), a company controlled by Benjamin Ainsworth, our President, Secretary and director, Metamin Enterprises USA Inc., a wholly owned subsidiary of the Assignor, and the Company. On January 24, 2013, we entered into an agreement with Sandfield Resources Ltd. (“Sandfield”) and Sandfield Resources (USA) Inc. whereby we agreed to transfer to Sandfield up to a 70% interest in our optioned Moonlight Property. See “Significant Corporate Developments” and “Item 2. Properties”.

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

SIGNIFICANT CORPORATE DEVELOPMENTS

We experienced the following significant corporate developments since the beginning of the fiscal year ended June 30, 2013:

1.

New York Canyon Project: Project Wide Geochemical Sampling Program. In summer 2012, we commenced a geochemical program to cover the considerable area of the New York Canyon Project with a survey of arroyo/stream sediments. The purpose of the survey is to assess the potential for areas of mineralization that may be associated with the several areas of old prospects and workings within the claims. See “Properties - New York Canyon Project – Current Exploration Activities”.

2.

New York Canyon Project: Reduction in Mineral Claims to Reduce BLM Fees. In August 2012 and 2013, as part of a cost reduction initiative, we conducted a detailed review of our New York Canyon Claims in order to determine whether certain claims should be released due to their low mineral potential. As a result of our review, we determined that 1,100 mineral claims could be released, resulting in Bureau of Land Management (“BLM”) annual fees being reduced by approximately $154,000.

3.

Moonlight Property: Earn-In Agreement. On January 24, 2013, we entered into the Earn-In Agreement with Sandfield and Sandfield Resources (USA) Inc. whereby we agreed to transfer to Sandfield up to a 70% interest in the Moonlight Property. Under the terms of the Earn-In Agreement, Sandfield will earn a 60% interest in the Moonlight Property (the “Initial Interest”) upon:

	(a)	paying to us $125,000 on TSX Venture Exchange approval of the Earn-In Agreement (which amount has been paid);

(b)	issuing to us 500,000 Sandfield common shares on the date Sandfield lists its common shares on the TSX Venture Exchange;

(c)	incurring $100,000 of exploration expenditures on or before May 31, 2013;

(d)	paying to us $125,000 and incurring an additional $500,000 of exploration expenditures by the second anniversary of the Earn-In Agreement; and

(e)	paying to us $125,000, issuing 2,500,000 Sandfield common shares and incurring an additional $1,000,000 of exploration expenditures by the third anniversary of the Earn-In Agreement.

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

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project and the Moonlight Property, which may require us to obtain financing. We recorded a net loss of $602,213 for the year ended June 30, 2013 and have an accumulated deficit of $23,037,826 since inception. As at June 30, 2013, we had cash of $38,923. We will need to obtain financing as we have insufficient funds to meet our annual claim payments, carrying out our exploration program on the New York Canyon project and meeting our ongoing reporting obligations. There is no assurance we will be successful in raising such funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

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

As noted in the financial statements that are included with this Annual Report, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. These conditions, as indicated in our audit report included in this Annual Report for the year ended June 30, 2013, raise substantial doubt as to our ability to continue as a going concern. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

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

There is currently a limited public market for our common stock. Our common stock trades in Canada on the TSX Venture Exchange and over the counter in the United States on the OTC Pink market place. We cannot assure you that an active market for our shares will be established or maintained in the future. The OTC Pink is not national securities exchanges, and many companies have experienced limited liquidity when traded through these quotation systems. Holders of our common stock may, therefore, have difficulty selling their shares, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares, which may be purchased, may be sold without incurring a loss. The market price of our shares, from time to time, may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the shares in the future.

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

We will still be treated as a U.S. corporation and taxed on our worldwide income after the Continuation.

The continuation of our company from the State of Nevada to the Province of British Columbia, Canada is considered a migration of our company from the State of Nevada to the Province of British Columbia, Canada. Certain transactions whereby a U.S. corporation migrates to a foreign jurisdiction can be considered by the United States Congress to be an abuse of the U.S. tax rules because thereafter the foreign entity is not subject to U.S. tax on its worldwide income. Section 7874(b) of the Internal Revenue Code of 1986, as amended (the “Code”), was enacted in 2004 to address this potential abuse. Section 7874(b) of the Code provides generally that certain corporations that migrate from the United States will nonetheless continue to be treated as United States corporations for all U.S. federal tax purposes, including being subject to U.S. tax on their worldwide income unless the migrating entity has substantial business activities in the foreign country to which it is migrating when compared to its total business activities.

Section 7874(b) of the Code will apply to the migration of our company from the State of Nevada to the Province of British Columbia, Canada, and our company will continue to be a U.S. domestic corporation for U.S. federal tax purposes and will be subject to United States federal income taxation on its worldwide income. Section 7874(b) of the Code will apply to our migration unless we have substantial business activities in Canada when compared to our total business activities, which we do not anticipate will be the case.

Non-U.S. holders of our common stock, in certain situations, could be subject to U.S. federal income tax upon the sale, exchange or disposition of our common stock.

We believe that we are, and will remain for the foreseeable future, a “U.S. real property holding corporation” for U.S. federal income tax purposes. As a result, under the Foreign Investment in Real Property Tax Act (“FIRPTA”) certain non-U.S. investors may be subject to U.S. federal income tax on gain from the disposition of shares of our common stock, in which case they would also be required to file U.S. tax returns with respect to such gain, and may be subject to a withholding tax with respect to a disposition of our stock. In general, whether these FIRPTA provisions apply depends on the amount of our common stock that such non-U.S. investors hold and whether, at the time they dispose of their shares, our common stock is regularly traded on an established securities market within the meaning of the applicable Treasury Regulations. So long as our common stock continues to be regularly traded on an established securities market, only a non-U.S. investor who has held, actually or constructively, more than 5% of our common stock at any time during the shorter of (i) the five-year period ending on the date of disposition, and (ii) the non-U.S. investor’s holding period for its shares, may be subject to U.S. federal income tax on the disposition of our common stock under FIRPTA.

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

ITEM 2.      PROPERTIES.

We rent approximately 1,606 square feet of office space located at Suite 408, 1199 West Pender Street, Vancouver, British Columbia, Canada from Alpha Minerals Inc. at a cost of approximately $3,500 per month. This rental is on a month-to-month basis with no formal agreements.

We do not own any real property. We currently hold 100% title in the New York Canyon Claims totalling 190 unpatented mineral claims covering approximately 3,800 acres located in Mineral County, Nevada. We also hold 21 patented mineral claims covering an area of approximately 420 acres, located within the vicinity of the New York Canyon Claims area. We collectively refer to the New York Canyon Claims and the patented mineral claims as the “New York Canyon Project.”

We also hold an option to acquire a 100% interest in the Moonlight Property, which is a copper porphyry project comprised of 297 unpatented mineral claims having an area of approximately 5,940 acres located on the northern end of the Walker Lane Belt in Plumas County, California. On January 24, 2013, we entered into the Earn-In Agreement with Sandfield and Sandfield Resources (USA) Inc. whereby we agreed to transfer to Sandfield up to a 70% interest in the Moonlight Property subject to the terms and conditions of the Earn-In Agreement. See “Our Business – Overview”.

NEW YORK CANYON PROJECT

Description of Property

New York Canyon Claims

The acquisition of title to the New York Canyon Claims was completed pursuant to the terms of the Property Option Agreement dated March 18, 2004 (the “Property Option Agreement”) among Canyon and Nevada Sunrise LLC (“Nevada Sunrise”), Robert Weicker, Sharon Weicker, Kurt Schendel, and Tami Schendel (collectively, the “Optionors”).

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

In addition, on January 1, 2005, Nevada Sunrise entered into a lease agreement with Clifford DeGraw and Richard Markiewicz pursuant to which it obtained a seven year lease over the Mildred and Copper Queen #1 patented mineral claim. As a result of the assignment of these leases, we acquired the Mildred and Copper Queen #1 patented claims by paying the lessors $130,000.

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

The Jaycor Claims are located in Sections 32, 33 and 34 T8N; R35E MDBM in Mineral County, Nevada and are recorded as follows:

Name of Claim	Mineral Survey No.	US Patent #	County Land Parcel
Mayflower	38	10541	009-170-11

Name of Claim	Mineral Survey No.	US Patent #	County Land Parcel
Wall Street	43	21509	009-170-09
Turk	44	21510	009-170-09
Footwall	3447	264845	009-170-03
Nora Higgins	3447	264845	009-170-02
Willie Higgins	3447	264845	009-170-02
Annex No. 1	3447	264845	009-170-03
Annex No. 2	3447	264845	009-170-03
Annex No. 3	3447	264845	009-170-03
Annex No. 4	3447	264845	009-170-03
Iron Gate	4444	806518	009-170-02
Velvet	4444	806518	009-170-02
Saddle	4444	806518	009-170-02
Vacation	4571	982162	009-170-12
Goodenough	4612	989401	009-170-02
Copper Butte	4612	989401	009-170-02
Copper Bar	4612	989401	009-170-02
Hecla	4612	989401	009-170-02

The holders of patented minerals claims generally retain all mineral and property rights, and the permitting procedures for both exploration and development can be streamlined and fast tracked.

BLM Annual Maintenance Fees

In order to maintain our New York Canyon Project claims each year we must pay a maintenance fee of $140 per claim to the Nevada State Office of the Bureau of Land Management and on November 1 of each year we must file an affidavit and Notice of Intent to Hold the claims in Mineral County. We have paid the required maintenance fees and filed the affidavits required in order to extend the claims to August 31, 2014.

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

2004 to 2006 – We completed three drill programs on the New York Canyon Project, primarily focused on defining the extent of mineralization at the Longshot Ridge prospect. In total, we have completed 40 holes totaling 16,482 feet. The 2004 drill program involved two HQ holes on Longshot Ridge and one HQ hole on Copper Queen. In 2005, we implemented more extensive drill program involving 28 reverse circulation drill holes and eight HQ drill holes on Longshot Ridge as well as one HQ drill hole on Copper Queen. Our 2006 drill program focused solely on Longshot Ridge and totaled seven HQ holes and 26 reverse circulation holes. These drilling programs confirmed copper mineralization at each of Longshot Ridge and Copper Queen.

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

Current Exploration Program

Subject to obtaining financing, we are in the process of completing a two-phase exploration program to effectively test the New York Canyon Project.

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

MOONLIGHT PROPERTY

Description of Property

We hold an option to acquire a 100% interest in the Moonlight Property, which is comprised of 297 unpatented mineral claims having an area of approximately 5,940 acres located on the northern end of the Walker Lane Belt in Plumas County, California. We acquired our interest in the Moonlight Property pursuant to the Assignment Agreement among Metamin Enterprises Inc. (the “Assignor”), a company controlled by Benjamin Ainsworth, our President, Secretary and director, Metamin Enterprises USA Inc., a wholly owned subsidiary of the Assignor, and Canyon. In consideration of the assignment, we agreed to:

(a)	pay to the Assignor the following cash payments:
	(i)	$15,000 on January 16, 2012, the date of approval from the TSX Venture Exchange (the “Exchange Approval Date”) (which amount has been paid);
	(ii)	$25,000 on or before February 18, 2012 (which amount has been paid);
	(iii)	$25,000 on or before February 18, 2013 (which amount has been paid by Sandfield);
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
	(iii)	150,000 Shares on or before February 18, 2013 (which shares have been issued by Sandfield); and
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

As we acquired the Assignor’s right and interest in the Option Agreement, we will also be required to do the following in order to maintain and exercise the Option:

(a)	pay to the Optionor the following cash payments:
	(i)	$25,000 on or before February 18, 2012 (which amount has been paid);
	(ii)	$25,000 on or before February 18, 2013 (which amount has been paid by Sandfield);
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
	(iii)	150,000 Shares on or before February 18, 2013 (which shares have been issued by Sandfield); and
	(iv)	200,000 Shares on or before February 18, 2014.

Under the Option Agreement, we are also required to incur $100,000 in exploration expenditures on the Moonlight Property by May 31, 2013. The Optionor will retain a 1% net smelter return on metals extracted from the Moonlight Property, which can be repurchased by us for $1,000,000, and a gross overriding royalty of 2.5% on receipts from the sale of industrial minerals.

On January 24, 2013, we entered into the Earn-In Agreement with Sandfield and Sandfield Resources (USA) Inc. whereby we agreed to transfer to Sandfield up to a 70% interest in the Moonlight Property. Under the terms of the Earn-In Agreement, Sandfield will earn a 60% interest in the Moonlight Property (the “Initial Interest”) upon:

(a)	paying to us $125,000 on TSX Venture Exchange approval of the Earn-In Agreement (which amount has been paid);

(b)	issuing to us 500,000 Sandfield common shares on the date Sandfield lists its common shares on the TSX Venture Exchange;

(c)	incurring $100,000 of exploration expenditures on or before May 31, 2013 (which amount has been incurred);

(d)	paying to us $125,000 and incurring an additional $500,000 of exploration expenditures by the second anniversary of the Earn-In Agreement; and

(e)	paying to us $125,000, issuing 2,500,000 Sandfield common shares and incurring an additional $1,000,000 of exploration expenditures by the third anniversary of the Earn-In Agreement.

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

In order to maintain Moonlight Property claims each year we must pay a maintenance fee of $140 per claim to the California State Office of the Bureau of Land Management. We have paid the required maintenance fees and filed the affidavits required in order to extend the claims to August 31, 2014.

MOONLIGHT
PROJECT
Eureka
Redding
Red Bluff
Paradise
Chico
Oroville
Ukiah
Yuba City
Marysville
Woodland
Davis
Sacramento
Santa Rosa
Vacaville
Fairfield
Napa
Petaluma
Novato
Vallejo
Concord
Stockton
SAN FRANCISCO
Oakland
Fremont
Modesto
Turlock
Reno
Sparks
Susanville
Lake Tahoe
S A C R A M E N T O
N

MOONLIGHT
PROJECT
California

KILOMETERS

CANYON COPPER CORP.

MOONLIGHT PROJECT
Greenville, California

LOCATION MAP

Location and Access, Climate, Locale Resources and Physiography

The Moonlight Property is located about 10 miles northeast of Greenville, California and about 100 miles northwest of Reno, Nevada. The Moonlight Property is accessed from the Reno Nevada International airport by taking US Interstate 395 northwest for approximately 85 miles to the town of Susanville California. At the town, turn south onto State Highway 36 towards the town of Westwood for approximately 18.6 miles to a secondary road heading south (approximately 2.2 miles east of Westwood). The western most edge of the Moonlight Property is approximately 12.6 miles from the turnoff of Highway 36 via a series of gravel roads, many of which are actively used by logging companies operating east of the company’s claim block. The access is good all across the current project ground utilizing active forestry roads and many old drill access roads completed by Placer Dome in the 1960-70’s.

The Moonlight Property is situated in the Sierra Nevada province of California, characterized by north-northwest trending mountain ranges separated by alluvial filled valleys. The claims vary in elevation from a low of approximately 5,520 feet (1,682 meters) in the Moonlight Valley at the western edge of the property, to a high of approximately 6,420 feet (1,957 meters) on the peak in the southeast corner of the property. Outside the claims to the northwest of the claim block, elevation rises steeply to Moonlight Peak where elevations reach approximately 6,830 feet (2,082 meters). There are a few bedrock exposures on the property and only a thin soil development on the upland portion of the blocks. The Moonlight Valley floor has virtually no bedrock exposure.

The climate is defined by hot summers to a maximum of 100 F and cold, windy winters with lows to -10 F. Precipitation is moderately light with an average rainfall of 30” and an average snowfall of approximately 140”. Spring and autumn months are moderate in temperature. The vegetation varies depending on elevation and moisture. Cedar, lodgepole pine, mountain mahogany, and juniper grow on the slopes of the project ground. Some studies have been done on lichen that may indicate copper mineralization at depth but no final conclusions have been completed on the lichen distribution. The Moonlight Property area is fairly dry with numerous small dry drainages scattered throughout the claim block, water will need to be trucked during drilling phases. The Mountain Meadows Reservoir is located approximately six miles to the west-northwest of the property which could supply water for all advanced exploration activities on the Moonlight Property.

The area is serviced by Pacific Gas & Electric Company and significant high tension power lines lie close to the project ground and parallel Highway 36. The nearest rail line is the Western Pacific that runs through the town of Westwood, approximately 15 road miles to the west of the Moonlight Property. International air services are located in Reno, approximately 85 miles southeast of Susanville. The closest deep water port is Sacramento which is located approximately 150 miles to the southwest.

There is a highly trained mining-industrial workforce available in Carlin-Elko area of northern Nevada which is located approximately 250 road miles from the Moonlight Property area. Most all supplies are available at Carlin, Elko or Reno, where all the needed equipment, supplies and services for mining companies to conduct full exploration and mining development projects are available.

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

The project was put on hold from 1971-1994, with respect to any new field exploration, due to the declining copper prices in the early 1970’s and the change in focus within Amex. In 1994, Amex dropped all interest in the project, allowing the claims to lapse.

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

Typically, four alteration halos are often present roughly centered on the porphyry stock:

  Potassic Zone – this zone was always present and characterized by secondary potassium feldspar, biotite and/or chlorite replacing primary potassium feldspar, plagioclase and mafics. Minor sericite may be present.

  Phyllic Zone - not always present a characterized by vein quartz, sericite and pyrite with minor chlorite, illite and rutile replacing the potassium feldspar and biotite.

  Argillic Zone – was not always present. It is identified by the clay minerals kaolinite and montmorillonite with minor disseminated pyrite. Plagioclase is strongly altered, potassium feldspar unaffected and biotite chloritized.

  Propylitic Zone –always present and contains chlorite, calcite and minor epidote. The mafic minerals are highly altered while the plagioclase is less altered.

At depth all zones are thought to coalesce into a single, large potassium feldspar-quartz- chlorite-sericite unit.

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

  Anomalous gold, silver, uranium and rare earth elements.

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

Property Mineralization-Engels

The steeply northward plunging, tabular Engels copper mineralized body is contained in a vertical shear zone that ranges from 25 to 125 feet in width. The mineralized body principally consisted of bornite and chalcopyrite hosted in a hornblende gabbro body. Younger quartz diorite and quartz monzonite bodies are associated with the gabbro and likely played an important role in the placement of the copper mineralization.

Property Mineralization-Superior

The Superior mine is thought to have formed at a higher temperature than the Moonlight deposit. The previously mined deposit consists of a stockwork of seven parallel, northeasterly striking, and easterly dipping (550-800) vein zones. The veins principally consist of chalcopyrite and some bornite, along with associated magnetite and pyrite and are 8-20 feet thick. Magnetite is more prevalent at the Superior Mine than at the Moonlight deposit while specularite, common at Moonlight is non-existent at Superior. The Superior mine exhibits some porphyry like attributes and similarities to Moonlight in that they are both found within an intrusive body in close proximity to an older metavolcanic sequence. Its copper mineralization is contained in stockwork vein system hosted in a similar quartz monzonite body to the host of the Moonlight deposit. Mineralization historically was mined from steeply dipping, thick chalcopyrite rich veins, steeply dipping controls to the mineralization at Moonlight are only now being considered important. A large body of disseminated copper mineralization has been identified at Superior as the result of work completed by Placer/Amex. They drilled approximately 96 drill holes or approximately 50,200 feet of diamond drilling (including 3,550 feet of rotary drilling) from 1964-1968.

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Shares of our common stock trade in Canada on the TSX Venture Exchange under the symbol “CNC” and over the counter in the United States on the OTC Pink market place under the symbol “CNYCF”. The following table indicates the high and low bid prices of our shares of common stock on the TSX Venture Exchange and OTC Pink Market Place obtained during the periods indicated:

OTC Pink Market Place
Fiscal Quarter Ended	2013		2012		2011
	High	Low	High	Low	High	Low
September 30 (Q1)	$ 0.10	$ 0.05	$ 0.39	$ 0.08	$ 0.13	$ 0.05
December 31 (Q2)	$ 0.08	$ 0.04	$ 0.29	$ 0.09	$ 0.35	$ 0.05
March 31 (Q3)	$ 0.08	$ 0.04	$ 0.18	$ 0.10	$ 0.45	$ 0.25
June 30 (Q4)	$ 0.06	$ 0.02	$ 0.14	$ 0.06	$ 0.40	$ 0.28

TSX Venture Exchange
Fiscal Quarter Ended	2013		2012		2011
	High	Low	High	Low	High	Low
September 30 (Q1)	$ 0.10	$ 0.05	$ 0.38	$ 0.20	N/A	N/A
December 31 (Q2)	$ 0.07	$ 0.05	$ 0.25	$ 0.12	N/A	N/A
March 31 (Q3)	$ 0.06	$ 0.06	$ 0.13	$ 0.10	N/A	N/A
June 30 (Q4)	$ 0.06	$ 0.02	$ 0.13	$ 0.08	N/A	N/A

Quotations entered on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS OF OUR COMMON STOCK

As of September 26, 2013, we had 96 registered holders of our common stock holding an aggregate of 68,696,934. We believe a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of depositories.

DIVIDENDS

We have neither declared nor paid any cash dividends on our capital stock since our inception and do not contemplate paying cash dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. Our board of directors will determine future dividend declarations and payments, if any, in light of the then-current conditions they deem relevant and in accordance with the Business Corporations Act (British Columbia).

RECENT SALES OF UNREGISTERED SECURITIES

All unregistered sales of our equity securities made during the fiscal year ended June 30, 2013 have been previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

New York Canyon Project

Subject to obtaining financing, we plan to drill test the oxide mineralization found to the north and northeast of the Longshot Ridge deposit. This represents the initial stages of Phase Two of our exploration program on the New York Canyon Project.

Moonlight Property

During the term of the Earn-In Agreement, we are not planning to conduct any exploration activities on the Moonlight Property. Under the terms of the Earn-In Agreement, Sandfield incurred $100,000 of exploration expenditures on the Moonlight Property, and is required to make all the Moonlight Property Assignment and Option Agreement payments and be responsible for all claim maintenance payments to the Bureau of Land Management.

Anticipated Expenses

We anticipate that we will require the following funds for exploration programs and our ongoing operations:

ITEM AND ACTIVITY	12 Month Total
Budget
LAND STATUS
New York Canyon Project
2013 - 2014 unpatented claim maintenance fees	$26,600
Monthly Payments – Patented Claims	12,000
Moonlight Property
Assignment and Option Payments(1)	30,000
2013-2014 unpatented claim maintenance fees(1)	41,580
EXPLORATION PROGRAM
New York Canyon Project
Metallurgical sampling and testing	75,000
Environmental base line study work	55,000
Geological mapping/geological survey	30,000
Field supplies and support	20,000
Contingency	25,000
Moonlight Property
No Proposed Program during term of Earn-In Agreement
GENERAL AND ADMINISTRATIVE EXPENSES
General and Administrative	297,000
TOTAL	$540,600

Note:
(1)

Under the Earn-In Agreement, Sandfield is obligated to make all cash payments and share issuances due under the Moonlight Property Assignment and Option Agreements, and be responsible for all claim maintenance payment to the Bureau of Land Management.

As at June 30, 2013, we had cash of $38,923. For the next twelve months, we have insufficient funds to meet our annual claim payments, proposed exploration program and meet the costs associated with our ongoing reporting obligations. Accordingly, we will require additional financing to meet these costs. There is no assurance we will be successful in raising such funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended	Year Ended	Percentage
	June 30, 2013	June 30, 2012	Increase / Decrease
Revenue	$-	$-	n/a
Operating Expenses	(835,962)	(1,250,536)	(33.2)%
Other Income (Expense)	230,346	652,691	(64.7)%
Net Loss	$(605,616)	$(597,845)	0.1%

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

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended	Year Ended	Percentage
	June 30, 2013	June 30, 2012	Increase / Decrease
Operating expenses:
Foreign exchange loss (gain)	$(8,925)	$59,198	(115.1)%
General and administrative	537,022	713,313	(24.7)%
Mineral exploration costs	307,865	478,025	(35.6)%
Total	$835,962	$1,250,536	(32.2)%

Our operating expenses decreased from $1,250,536, during the year ended June 30, 2012 to $835,962, during the year ended June 30, 2013. The decrease in our operating expenses is due to decreases in general and administrative expenses, mineral exploration costs and to a foreign exchange gain.

General and Administrative Expenses

We recorded the following general and administrative expenses during the fiscal years ended June 30, 2013 and 2012:

	Year Ended	Year Ended	Percentage
	June 30, 2013	June 30, 2012	Increase / Decrease
Accounting and Legal	$177,750	$177,453	(0.2)%
Management and Consulting	149,203	187,217	(20.3)%
Office and Miscellaneous	38,523	42,986	(10.4)%
Interest and Bank Charges	969	1,058	(8.4)%
Corporate and Shareholder Communications	88,322	180,473	(51.1)%

	Year Ended	Year Ended	Percentage
	June 30, 2013	June 30, 2012	Increase / Decrease
Rent	41,795	26,017	60.6%
Telephone	3,499	3,554	(1.5)%
Travel and Transportation	623	7,977	(99.2)%
Transfer Agent and Filing Fees	36,338	86,578	(58.0)%
Total	$537,022	$713,313	(24.7)%

Accounting and legal expenses increased from $177,453, during fiscal 2012, to $177,750, during fiscal 2013. In fiscal 2012, accounting and legal costs primarily related to our listing on the TSX Venture Exchange and the filing of our Registration Statement on Form S-1 with the SEC. In fiscal 2013, accounting and legal fees primarily related to our continuation as a Nevada corporation to a British Columbia company. We anticipate legal and accounting fees will decrease in fiscal 2014.

Management and consulting fees consisted of fees paid to our Chief Executive Officer and Chief Financial Officer. The decrease from $187,217, during fiscal 2012, to $149,203, during fiscal 2013, is due to the fact that we accrued management fees for three executive officers in fiscal 2012 as compared to two executive officers in fiscal 2013.

Corporate and shareholder communications expenses decreased from $180,473, during fiscal 2012, to $88,322, during fiscal 2013. Additional fees in fiscal 2012 primarily relate to costs incurred for our 2011 Annual General Meeting, distribution of news releases and consulting fees for website development and the preparation of investor and shareholder materials.

The increase in rent expense from $26,017, during fiscal 2012, to $41,795, during fiscal 2013, is due to our monthly rent increasing from CDN $1,500 per month to CDN $3,500 per month in March 2012, which was in the third quarter of fiscal 2012.

In fiscal 2012, travel and transportation of $7,731 relates to travel costs associated with site visits to the Moonlight Property.

The decrease in transfer agent and filing fees from $86,578, during fiscal 2012, to $36,338, during fiscal 2013, is due listing and annual fees paid to the TSX Venture Exchange.

Mineral Exploration Costs

We recorded mineral exploration costs of $478,025, during fiscal 2012, as compared to $307,865, during fiscal 2013. Mineral exploration costs primarily consisted of annual payments to maintain the New York Canyon Project in good standing and mineral lease payments. Additional mineral exploration costs in fiscal 2011 primarily relate to the additional annual claim maintenance fees prior to our reduction of the non-core New York Canyon Claims. Annual claim maintenance fees will also be significantly lower in fiscal 2014 as we have reduced the New York Canyon Claims from approximately 1,290 claims to 190 claims, resulting in total savings of $209,000 per year.

Net Loss

The slight increase in our net loss for the year ended June 30, 2013 is due to the fact that in fiscal 2012 we recorded a significant gain on change in fair value of derivative liabilities, which relates to the issuance of share purchase warrants denominated in Canadian dollars under our brokered and non-brokered foreign private placement offerings, which was offset by an increase in foreign exchange loss, general and administrative expenses and mineral exploration costs. In fiscal 2013, we recorded a gain of $100,770 in relation to write off of accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At June 30, 2013	At June 30, 2012	Increase / Decrease
Current Assets	$44,117	$772,520	(94.2)%
Current Liabilities	66,510	730,967	(90.9)%
Working Capital (Deficit)	$(22,393)	$41,553	(153.9)%

Cash Flows
	Year Ended	Year Ended
	June 30, 2013	June 30, 2012
Cash Flows used in Operating Activities	$(679,344)	$(1,154,569)
Cash Flows used in Investing Activities	19,018	-
Cash Flows provided by Financing Activities	(19,658)	646,512
Net Increase (decrease) in Cash During the Year	$(679,984)	$(508,057)

Our working capital decreased from $41,552, as at June 30, 2012, to a deficit of $22,393, as at June 30, 2013. The decrease in working capital was primarily a result of a decrease in cash due to general and administrative expenses, annual claim maintenance payments on the New York Canyon Project and our continuation from a Nevada corporation to a British Columbia company.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the New York Canyon Project. For the next twelve months, we have insufficient funds to meet our annual claim payments, implement our geochemical sampling program on the New York Canyon Project and meet the costs associated with our ongoing reporting obligations. Accordingly, we will require additional financing in order to meet these costs.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to our audited financial statements included in this Annual Report for the year ended June 30, 2013.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table of Contents to Financial Statements

1.	Report of Independent Registered Public Accounting Firm;

2.	Balance Sheets as at June 30, 2013 and 2012;

3.	Statements of Operations for the years ended June 30, 2013 and 2012 and accumulated from inception to June 30, 2013;

4.	Statement of Stockholders’ Equity (Deficit) for the period from inception to June 30, 2013;

10.	Statements of Cash Flows for the years ended June 30, 2013 and 2012 and accumulated from inception to June 30, 2013; and

11.	Notes to the Financial Statements.

CANYON COPPER CORP.
(An Exploration Stage Company)
June 30, 2013
(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Canyon Copper Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Canyon Copper Corp. (An Exploration Stage Company) as of June 30, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from January 21, 2000 (date of inception) to June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Canyon Copper Corp. accumulated from January 21, 2000 (date of inception) to June 30, 2009 were audited by other auditors whose report dated September 22, 2009 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from January 21, 2000 (date of inception) to June 30, 2009 reflect a net loss of $19,928,215 of the related cumulative totals. The auditors’ report has been furnished to us, and our opinion, insofar as it related to amounts included for such periods, is based solely on the report of such auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and accumulated from January 21, 2000 (date of inception) to June 30, 2013, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

September 25, 2013

CANYON COPPER CORP.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	June 30,	June 30,
	2013	2012
	$	$

ASSETS

Current Assets

Cash	38,923	718,907
Prepaid expenses and deposits	5,194	53,613

Total Assets	44,117	772,520

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	61,754	136,134
Due to related parties (Note 4)	4,756	586,426
Derivative liabilities (Note 5)	–	8,407

Total Current Liabilities	66,510	730,967

Due to related parties (Note 4)	–	197,204

Total Liabilities	66,510	928,171

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 3)

Stockholders’ Deficit

Preferred stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: nil shares	–	–

Common stock Authorized: 131,666,666 shares, par value $0.00001 Issued and outstanding: 68,696,934 shares	687	687

Additional paid-in capital	23,018,149	22,279,275

Deficit accumulated during the exploration stage	(23,041,229)	(22,435,613)

Total Stockholders’ Deficit	(22,393)	(155,651)

Total Liabilities and Stockholders’ Deficit	44,117	772,520

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

			Accumulated from
			January 21, 2000
	Year Ended	Year Ended	(date of inception)
	June 30,	June 30,	to June 30,
	2013	2012	2013
	$	$	$

Revenue	–	–	–

Operating Expenses

Depreciation	–	–	5,540
Foreign exchange loss (gain)	(8,925)	59,198	66,842
General and administrative (Note 4)	537,022	713,313	11,115,100
Impairment of mineral property costs	–	–	2,759,130
Impairment of property and equipment	–	–	10,811
Mineral exploration costs	307,865	478,025	6,116,757

Total Operating Expenses	835,962	1,250,536	20,074,180

Operating Loss	(835,962)	(1,250,536)	(20,074,180)

Other Income (Expense)

Accretion of discounts on convertible debt	–	–	(799,963)
Debt conversion expense	–	–	(2,010,076)
Gain on change in fair values of derivative liabilities	8,407	657,267	1,105,413
Interest expense (Note 4)	(22,549)	(30,009)	(408,792)
Loss on extinguishment of debt	–	–	(252,454)
Loss on sale of investment securities	–	–	(411,430)
Loss on settlement of related party debt	–	–	(2,871)
Mineral property option payments received	124,700	–	124,700
Recovery (impairment) of investment securities	19,018	–	(440,799)
Write-off of accounts payable	100,770	25,433	129,223

Total Other Income (Expense)	230,346	652,691	(2,967,049)

Net Loss	(605,616)	(597,845)	(23,041,229)

Net Loss Per Share, Basic and Diluted	(0.01)	(0.01)

Weighted Average Shares Outstanding	68,696,934	68,423,000

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2013
(Expressed in U.S. dollars)

									Deficit
								Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Stock	Other	During the
		Par		Par	Paid-in	Stock	Subscriptions	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Receivable	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$	$

Balance, January 21, 2000 (date of inception)	–	–	–	–	–	–	–	–	–	–

Issuance of stock for services and payment of advances for $0.006 per share	–	–	36,340,000	364	274,636	–	–	–	–	275,000

Net loss for the period	–	–	–	–	–	–	–	–	(290,820)	(290,820)

Balance – June 30, 2000	–	–	36,340,000	364	274,636	–	–	–	(290,820)	(15,820)

Net loss for the year	–	–	–	–	–	–	–	–	(11,766)	(11,766)

Balance, June 30, 2001	–	–	36,340,000	364	274,636	–	–	–	(302,586)	(27,586)

Issuance of stock for cash at $0.011 per share	–	–	5,407,501	54	74,347	–	–	–	–	74,401

Net loss for the year	–	–	–	–	–	–	–	–	(43,817)	(43,817)

Balance, June 30, 2002	–	–	41,747,501	418	348,983	–	–	–	(346,403)	2,998

Net loss for the year	–	–	–	–	–	–	–	–	(17,713)	(17,713)

Balance, June 30, 2003	–	–	41,747,501	418	348,983	–	–	–	(364,116)	(14,715)

Cancellation of stock owned by a director	–	–	(23,173,333)	(232)	232	–	–	–	–	–

Conversion of debentures	–	–	–	–	–	902,126	–	–	–	902,126

Issuance of stock for cash at $4.50 per share	–	–	184,333	2	1,049,998	–	–	–	–	1,050,000

Stock issuance costs	–	–	–	–	(105,000)	–	–	–	–	(105,000)

Net loss for the year	–	–	–	–	–	–	–	–	(1,601,036)	(1,601,036)

Balance, June 30, 2004	–	–	18,758,501	188	1,294,213	902,126	–	–	(1,965,152)	231,375

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2013
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
From January 21, 2000 (Date of Inception) to June 30, 2013
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
From January 21, 2000 (Date of Inception) to June 30, 2013
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
From January 21, 2000 (Date of Inception) to June 30, 2013
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

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2000 (Date of Inception) to June 30, 2013
(Expressed in U.S. dollars)

									Deficit
								Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Common	Stock	Other	During the
		Par		Par	Paid-in	Stock	Subscriptions	Comprehensive	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Receivable	Loss	Stage	Total
	#	$	#	$	$	$	$	$	$	$

Balance, June 30, 2011	500,000	5	65,375,721	654	21,620,854	300,000	–	–	(21,837,768)	83,745

Issuance of stock for cash at Cdn$0.35 per unit	–	–	3,021,213	30	1,101,472	(300,000)	–	–	–	801,502

Fair value of share purchase warrants recorded as derivative liabilities	–	–	–	–	(275,848)	–	–	–	–	(275,848)

Agent’s compensation options granted	–	–	–	–	24,387	–	–	–	–	24,387

Share issuance costs	–	–	–	–	(225,342)	–	–	–	–	(225,342)

Issuance of stock pursuant to a mineral property agreement	–	–	300,000	3	48,747	–	–	–	–	48,750

Repurchase and cancellation of preferred stock	(500,000)	(5)	–	–	(14,995)	–	–	–	–	(15,000)

Net loss for the year	–	–	–	–	–	–	–	–	(597,845)	(597,845)

Balance, June 30, 2012	–	–	68,696,934	687	22,279,275	–	–	–	(22,435,613)	(155,651)

Forgiveness of related party debt	–	–	–	–	738,874	–	–	–	–	738,874

Net loss for the year	–	–	–	–	–	–	–	–	(605,616)	(605,616)

Balance, June 30, 2013	–	–	68,696,934	687	23,018,149	–	–	–	(23,041,229)	(22,393)

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

			Accumulated from
			January 21, 2000
	Year Ended	Year Ended	(date of inception)
	June 30,	June 30,	to June 30,
	2013	2012	2013
	$	$	$

Operating Activities

Net loss	(605,616)	(597,845)	(23,041,229)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	–	–	799,963
Amortization of deferred financing costs	–	–	27,475
Depreciation	–	–	5,540
Foreign exchange translation gain on debt	–	(9,370)	(35,636)
Gain on change in fair value of derivative liabilities	(8,407)	(657,267)	(1,105,413)
Impairment of mineral property costs	–	–	2,759,130
Impairment of property and equipment	–	–	10,811
Impairment (recovery) of investment securities	(19,018)	–	545,205
Loss on conversion of debt	–	–	2,010,076
Loss on extinguishment of debt	–	–	252,454
Loss on sale of investment securities		–	411,430
Loss on settlement of related party debt	–	–	2,871
Shares issued for mineral property	–	48,750	48,750
Stock-based compensation	–	–	4,872,104
Write-off of accounts payable	100,770	25,433	129,223

Changes in operating assets and liabilities:
Prepaid expenses and deposits	48,419	(9,922)	(5,194)
Accounts payable and accrued liabilities	(175,150)	(78,136)	174,584
Due to related parties	(20,342)	123,788	752,885

Net Cash Used in Operating Activities	(679,344)	(1,154,569)	(11,384,971)

Investing Activities

Proceeds received from sale of investment securities	19,018	–	451,078
Acquisition of mineral properties	–	–	(424,638)
Purchase of property and equipment	–	–	(16,351)

Net Cash Provided by Investing Activities	19,018	–	10,089

Financing Activities

Advances from related parties	–	–	346,659
Debt financing costs	–	–	(250,143)
Deferred financing costs	–	60,965	–
Proceeds from issuance of common stock	–	801,502	9,933,245
Proceeds from issuance of convertible debentures	–	–	1,684,655
Proceeds from issuance of notes and loans payable	–	–	448,363
Repayment of convertible debentures	–	–	(149,092)
Repayment of notes payable	–	–	(319,792)
Repayment of related party loans	(19,658)		(19,658)
Repurchase of preferred stock	–	(15,000)	(15,000)
Stock issuance costs	–	(200,955)	(245,432)

Net Cash Provided by (Used in) Financing Activities	(19,658)	646,512	11,413,805

Increase (Decrease) in Cash	(679,984)	(508,057)	38,923

Cash, Beginning of Period	718,907	1,226,964	–

Cash, End of Period	38,923	718,907	38,923

Supplementary Cash Flow Information (Note 11)

(The accompanying notes are an integral part of these financial statements)

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2013
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

The Company has been in the exploration stage since its formation in January 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raising sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional debt or equity financing and/or attain profitable mining operations. As at June 30, 2013, the Company has not generated any revenue, has a working capital deficiency of $22,393, and has accumulated losses of $23,041,229 since inception. The Company also has significant mineral property acquisition and exploration commitments. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to mineral property costs, fair values of derivative liabilities, stock-based compensation, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2013
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(d)	Mineral Property Costs

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

	(e)	Long-Lived Assets

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

	(f)	Asset Retirement Obligations

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

	(g)	Income Taxes

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

As of June 30, 2013 and 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2009 to 2012. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended June 30, 2013 and 2012, there were no charges for interest or penalties related to uncertain tax positions.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2013
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(h)	Foreign Currency Translation

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

	(i)	Financial Instruments and Fair Value Measures

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, amounts due to related parties, and derivative liabilities. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets, and the fair value of derivative liabilities is determined based on “Level 2” inputs, which consist of model- derived valuations in which significant inputs are derived from observable market data. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(j)	Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2013 and 2012, the Company had no items that represent comprehensive income or loss.

(k)	Loss Per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As a June 30, 2013, the Company had 2,686,000 (2012 – 6,466,683) potentially dilutive shares outstanding.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2013
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(l)	Stock-based Compensation

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

	(m)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Mineral Properties

	Year ended	Year ended
	June 30,	June 30,
	2013	2012
	$	$
Acquisition costs:

Additions	36,000	173,250
Total acquisition costs	36,000	173,250
Exploration costs:
Assays and mapping	30,147	98,564
Claims maintenance	147,448	153,927
General exploration	3,291	3,343
Geological and geophysics	86,238	35,402
Labour, field and camp site	4,741	13,539
Total exploration costs	271,865	304,775
	307,865	478,025

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

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2013
(Expressed in U.S. dollars)

3.	Mineral Properties (continued)

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

(f)

On November 25, 2011, the Company entered into an Assignment Agreement with Metamin Enterprises Inc., a company controlled by the President of the Company, (the “Assignor”), to acquire the Assignor’s interest in an Option Agreement between the Assignor and Metamin Enterprises USA Inc. (the “Optionor”), a wholly-owned subsidiary of the Assignor, in respect of certain mineral claims, known as the Moonlight property, located in Plumas County, California. On January 19, 2012, the Company closed the Assignment Agreement with the Assignor and Optionor. In consideration for the assignment, the Company is required to make the following payments to the Assignor:

(i)	Cash payments:
•	$15,000 on the TSX Venture Exchange acceptance date (paid);
•	$25,000 on or before February 18, 2012 (paid);
•	$25,000 on or before February 18, 2013 (paid – Note 3(g)); and
•	An annual advanced royalty, which shall be deductible from future royalty payments, of the $15,000 commencing on February 18, 2014 and payable every year thereafter.

(ii)	Share payments:
•	75,000 shares of common stock on the TSX Venture Exchange acceptance date (issued);
•	75,000 shares of common stock on or before February 18, 2012 (issued);
•	150,000 shares of common stock on or before February 18, 2013 (issued – Note 3(g)); and
•	200,000 shares of common stock on or before February 18, 2014.

In addition, the Company agreed to reimburse the Assignor for annual maintenance and exploration expenses previously incurred on the property, which amount cannot exceed $200,000. The Assignor will retain a 1% net smelter return on metals extracted from the property, which can be repurchased for $1,000,000, and a gross overriding royalty of 2.5% on receipts from the sale of industrial minerals. Upon closing of the Assignment Agreement, the Company will assume all of the Assignor’s rights and obligations under the Option Agreement, and will be required to make the following payments to the Optionor in order to maintain and exercise the option:

(i)	Cash payments:
•	$25,000 on or before February 18, 2012 (paid);
•	$25,000 on or before February 18, 2013 (paid – Note 3(g)); and
•	An annual advanced royalty, which shall be deductible from future royalty payments, of the $15,000 commencing on February 18, 2014 and payable every year thereafter.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2013
(Expressed in U.S. dollars)

3.	Mineral Properties (continued)

(ii)	Share payments:

	•	75,000 shares of common stock on the TSX Venture Exchange acceptance date (issued);
	•	75,000 shares of common stock on or before February 18, 2012 (issued);
	•	150,000 shares of common stock on or before February 18, 2013 (issued – Note 3(g)); and
	•	200,000 shares of common stock on or before February 18, 2014.

(iii)	Exploration expenditures:

	•	$100,000 on or before February 18, 2013 (extended to May 31, 2013 – Note 3(g)).

The Optionor will retain a 1% net smelter return on the metals extracted from the Moonlight property, which can be repurchased for $1,000,000, and a gross overriding royalty of 2.5% on receipts from the sale of industrial minerals.

(g)

On January 24, 2013, the Company entered into an agreement (the “Agreement”) with Sandfield Resources Ltd. (“Sandfield”) and Sandfield Resources (USA) Inc. whereby the Company has agreed to transfer to Sandfield up to a 70% interest in its optioned Moonlight Property. Under the terms of the Agreement, Sandfield will earn a 60% interest in the Moonlight Property (the “Initial Interest”) upon:

	(i)	paying the Company $125,000 on TSX Venture Exchange approval of the Agreement (received);

	(ii)	issuing the Company 500,000 common shares on the date Sandfield lists its common shares on the TSX Venture Exchange;

	(iii)	incurring $100,000 of exploration expenditures on or before May 31, 2013 (completed);

	(iv)	paying the Company $125,000 and incurring an additional $500,000 of exploration expenditures by the second anniversary of the Agreement; and

	(v)	paying the Company $125,000, issuing the Company 2,500,000 common shares and incurring an additional $1,000,000 of exploration expenditures by the third anniversary of the Agreement.

Sandfield will be able to earn an additional 10% interest in the Moonlight Property (the “Secondary Interest”) by issuing the Company 2,500,000 common shares and incurring an additional $3,000,000 of exploration expenditures by the fifth anniversary of the Agreement. Sandfield will also be responsible for all payments and share issuances required by the underlying option and assignment agreements and paying all BLM claim maintenance fees (Note 3(f)).

If Sandfield exercises the Initial Interest, the Company and Sandfield will form a joint venture for the purpose of carrying out further exploration and development of the Moonlight Property.

4.	Related Party Transactions

(a)

As at June 30, 2013, the Company was indebted to the Chief Executive Officer (“CEO”) of the Company for $4,756 (Cdn$5,000) (2012 - $269,872 (Cdn$275,000)). The amount due is non-interest bearing, unsecured and due on demand. On May 31, 2013, the Company entered into a Settlement Agreement with the CEO of the Company, whereby the CEO agreed to forgive $221,835 (Cdn$230,000) of unpaid management fees, which was recognized as a capital contribution within additional paid-in capital.

(b)

As at June 30, 2013, the Company was indebted to the former CEO of the Company for $nil (2012 - $513,757 (Cdn$522,322)). On March 31, 2013, the Company entered into a Settlement Agreement with the former CEO of the Company, whereby the former CEO agreed to forgive $270,296 (Cdn$275,000) of unpaid management fees and $197,785 (Cdn$201,226) of promissory notes in Canadian dollars and $68,616 of promissory notes in US dollars in exchange for a settlement payment of $19,658 (Cdn$20,000). The net balance forgiven of $517,039 was recognized as a capital contribution within additional paid-in capital.

The amounts due to the former CEO of the Company consist of:

		(i)	$nil (June 30, 2012 - $269,873 (Cdn$275,000)) for management fees, which is non-interest bearing, unsecured and due on demand;

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2013
(Expressed in U.S. dollars)

4.	Related Party Transactions (continued)

(ii)

$nil (June 30, 2012 - $73,602 (Cdn$75,000)) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and was due on May 22, 2012. On May 17, 2012, the Company entered into a First Amendment to Loan Agreement with the former CEO to extend the term of the loan to May 22, 2014. As at June 30, 2013, accrued interest of $nil (2012 - $17,725 (Cdn$18,062)) is owing on this loan.

(iii)

$nil (June 30, 2012 - $50,000) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and was due on April 1, 2012. On May 17, 2012, the Company entered into a First Amendment to Loan Agreement with the former CEO to extend the term of the loan to April 1, 2014. As at June 30, 2013, accrued interest of $nil (2012 - $12,986) is owing on this loan.

(iv)

$nil (June 30, 2012 - $73,602 (Cdn$75,000)) in advances for working capital purposes which bears interest at 15% per annum, is secured by a promissory note, and is due on July 1, 2012. On May 17, 2012, the Company entered into a First Amendment to Loan Agreement with the former CEO to extend the term of the loan to July 1, 2014. As at June 30, 2013, accrued interest of $nil (2012 - $15,970 (Cdn$16,274)) is owing on this loan.

(c)

During the year ended June 30, 2013, the Company incurred management fees of $nil (2012 - $59,744), $65,476 (2012 - $59,744), $6,638 (2012 - $24,133), and $98,750 (2012 – 67,077) to the former CEO of the Company, a Company controlled by the CEO of the Company, the CFO of the Company and a Company controlled by the CFO of the Company, respectively.

(d)	During the year ended June 30, 2013, the Company incurred rent of $41,795 (2012 - $26,017) to a company with common officers and directors.

(e)	During the year ended June 30, 2013, the Company incurred interest expense of $22,549 (2012 - $30,009) to the former CEO of the Company.

5.	Derivative Liabilities

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

The fair values of these share purchase warrants as at June 30, 2013 and 2012, are as follows:

	June 30,	June 30,
	2013	2012
	$	$

1,674,730 warrants, expired on November 10, 2012	–	2,738
48,928 warrants, expired on December 7, 2012	–	135
428,571 warrants, expired on January 8, 2013	–	1,492
1,082,036 warrants, expired on January 13, 2013	–	4,042

	–	8,407

During the year ended June 30, 2013, the Company recorded a gain on the change in fair value of the derivative liabilities of $8,407 (2012 - $657,267).

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2013
(Expressed in U.S. dollars)

5.	Derivative Liabilities (continued)

The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The following table shows the weighted average assumptions used in the calculations:

		Risk-free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)
As at issuance date:
1,674,730 warrants expiring on November 10, 2012	175%	0.37%	0%	1.5
48,928 warrants expiring on December 7, 2012	172%	0.29%	0%	1.5
428,571 warrants expiring on January 8, 2013	173%	0.29%	0%	1.5
1,082,036 warrants expiring on January 13, 2013	173%	0.27%	0%	1.5
Weighted average as at June 30, 2012	133%	0.16%	0%	0.5
Weighted average as at June 30, 2013	–	–	–	–

6.	Common Stock

Stock transactions for the year ended June 30, 2012:

(a)

On July 8, 2011, the Company issued 857,142 units at Cdn$0.35 per unit for proceeds of $312,272 (Cdn$300,000) to a company controlled by the former CEO of the Company. Each unit consisted of one share of common stock and one-half of one share purchase warrant, with each whole share purchase warrant entitling the holder to purchase an additional share of common stock at Cdn$0.50 per share until January 8, 2013. Subject to the terms and conditions of the warrants, the Company may accelerate the expiry date of the warrants if the Company’s shares close at a price equal to or greater than Cdn$0.60 for 10 consecutive trading days. If the Company elects to exercise its accelerated expiry date, the accelerated expiry date will be 30 days after the Company sends out the notice of acceleration. The fair value of the derivative liability associated with the share purchase warrants issued as part of the private placement was estimated at $89,267 using the Black-Scholes option-pricing model. Refer to Note 5.

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

On October 20, 2011, the Company entered into a stock repurchase agreement, whereby the Company repurchased 500,000 Series A, 0% Convertible Preferred Stock of the Company for consideration of $15,000. On November 4, 2011, the Company cancelled the 500,000 shares of preferred stock.

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2013
(Expressed in U.S. dollars)

8.	Stock Options

On August 21, 2009 (as amended on May 4, 2011), the Board of Directors of the Company adopted the Company’s 2009 Stock Option Plan (the “Plan”). The Plan is administered by the Board of Directors. Stock options granted under the Plan have a maximum term of five years. The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan is 10% of the Company’s issued and outstanding shares. As at June 30, 2013, the Company had 4,183,693 (2012 – 3,637,276) stock options available for granting pursuant to the 2009 Plan.

A summary of the Company’s stock option activity is as follows:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Number of	Price	Value
	Options	$	$
Outstanding, June 30, 2011	3,548,418	0.27	–
Forfeited	(316,000)	0.34
Outstanding, June 30, 2012	3,232,418	0.27	–
Expired	(546,418)	0.95
Outstanding, June 30, 2013	2,686,000	0.13	–

Additional information regarding stock options outstanding as at June 30, 2013, is as follows:

Outstanding and exercisable
Weighted
		average	Weighted
Range of		remaining	average
exercise prices	Number of	contractual life	exercise price
$	shares	(years)	$

0.13	2,686,000	1.1	0.13

9.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Balance, June 30, 2011	1,723,658	Cdn$0.50
Issued	1,510,607	Cdn$0.50
Balance, June 30, 2012	3,234,265	Cdn$0.50
Expired	(3,234,265)	Cdn$0.50
Balance, June 30, 2013	–	–

CANYON COPPER CORP.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2013
(Expressed in U.S. dollars)

10.	Income Taxes

The Company has net operating losses carried forward of $8,108,896 available to offset taxable income in future years which expire beginning in fiscal 2020.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2013	2012
	$	$
Net loss before income taxes	(605,616)	(597,845)
Income tax rate	35%	35%
Income tax recovery	211,966	209,246
Permanent differences and other	6,270	212,981
Change in valuation allowance	(218,236)	(422,227)
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at June 30, 2013 and 2012 are as follows:

	2013	2012
	$	$

Mineral property costs	3,062,916	2,998,808
Net operating losses carried forward	2,838,114	2,683,986
Valuation allowance	(5,901,030)	(5,682,794)

Net deferred income tax asset	–	–

As at June 30, 2013, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

11.	Supplemental Cash Flow Information

			Accumulated from
			January 21, 2000
	Year Ended	Year Ended	(date of inception)
	June 30,	June 30,	to June 30,
	2013	2012	2013
	$	$	$

Non-cash Investing and Financing Activities:

Common stock issued for mineral property lease	–	48,750	2,383,242
Common stock issued to settle debt	–	–	3,528,100
Forgiveness of related party debt recorded as additional paid- in capital	738,874	–	738,874
Investment securities used to pay the finder’s fee for the preferred stock issuance	–	–	153,557
Preferred stock issued for investment securities	–	–	1,535,575

Supplemental Disclosures:

Interest paid	–	–	98,850
Income taxes paid	–	–	–

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.      OTHER INFORMATION.

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their respective ages and titles are as follows:

NAME OF DIRECTOR / OFFICER	AGE	POSITION
Benjamin Ainsworth	71	Director, Chief Executive Officer, President and Secretary
Kurt Bordian	44	Chief Financial Officer and Treasurer
James E. Yates	70	Director
John Kerr	77	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years:

Benjamin Ainsworth (Director, President and Secretary): On May 30, 2006, Mr. Benjamin Ainsworth was appointed as our Secretary and a member of our Board of Directors. Since November 7, 2007, Mr. Ainsworth has served as our President. On November 5, 2012, Mr. Ainsworth was appointed as our Chief Executive Officer.

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

Mr. Ainsworth is the principal, senior geologist and mining consultant of Ainsworth Jenkins Holdings Inc. The consulting firm has been responsible for concept, design and implementation of a number of exploration projects. Mr. Ainsworth is a director and/or executive officer of several public companies including Black Panther Mining Corp. (BPC.TSX.V), Alpha Minerals Inc. (AMW-TSX.V), Columbia Yukon Explorations Inc. (CYU-TSX.V), Sultan Minerals Inc. (SUL-TSX.V) and Dajin Resources Ltd. (DJI-TSX.V).

Mr. Ainsworth’s significant geological and mining experience will enable him to be a valuable contributor in advancing the exploration programs of Canyon’s mineral properties.

Kurt Bordian (Chief Financial Officer and Treasurer): Mr. Kurt Bordian was appointed as our Chief Financial Officer on January 6, 2006 and as our Treasurer on November 7, 2007. Mr. Bordian is responsible for our financial management functions. He has worked primarily in the mineral exploration and oil and gas industries over the past 12 years.

Mr. Bordian currently serves as a director or officer on a number mineral exploration and development companies, including: Chief Financial Officer of Alpha Minerals Inc. (AMW-TSX.V) since November 2006; director of Thor Explorations Ltd. (THX-TSX.V); director of Calypso Uranium Corp. (CLP-TSX.V) since April 2006 and former Chief Financial Officer from February 2006 to March 2007; and director of Palo Duro Energy Inc. (PDE-TSX.V) since August, 2006 and former Chief Financial Officer from August, 2006 to September, 2006.

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

Mr. Bordian is a Certified General Accountant in Canada, and holds a Bachelor of Commerce (Honors) Degree from the University of Manitoba.

James E. Yates (Director): Mr. Yates joined our Board of Directors on April 15, 2009. Mr. Yates has over twenty years experience in the mineral exploration industry and has served as a director and officer of several public mining companies. From 1982 to 1988 he was the Founder, President and Director of Hycroft Resources, which successfully brought the Crofoot Mine into production. Mr. Yates has overseen the corporate management and financing of a number of projects in North America including American Bullion Minerals, Zappa Resources, and Jersey Goldfields, having raised in excess of $20 million for mineral exploration development. Mr. Yates is currently a director of Alpha Minerals Inc. (AMW – TSX.V), a mineral exploration company focused on uranium exploration, and Nevada Geothermal Power Inc. (NGP – TSX.V), a company engaged in producing geothermal electrical power from geothermal resources in the United States.

Mr. Yates’ ability to finance and develop mining projects will provide Canyon with financial and development guidance in implementing its exploration programs on its mineral properties.

John Kerr (Director): John Kerr has served as a member of our Board of Directors since November 28, 2012. Mr. Kerr is currently a member of our advisory board.

Mr. Kerr graduated from the University of British Columbia in 1964 with a Bachelor of Applied Science (B.A.Sc) degree in Geological Engineering. He has participated in the mining industry continuously since graduation as an exploration geologist. His expertise is epithermal and sedex-hosted precious metal deposits in the southwest United States, strata controlled gold deposits and porphyry copper/gold/molybdenum deposits of the western Cordillera and VMS deposits in all areas of North America. Successful ventures include recognition and discovery of the Santa Fe gold mine, identification of the Calvada gold mine located on the northern boundary of the New Canyon property, and discovery of the Mindora gold/silver deposit, all located in Nevada. He is also credited with early identification of two VMS deposits at the Rambler Mine in Newfoundland and recognition of the Frasergold strata controlled gold deposit in British Columbia. Mr. Kerr has served as a director of numerous public companies and is currently a Director of Quaterra Resources (NYSE Amex: QMM, TSX.V: QTA) and Bravada Gold Corp (TSX-V:BVA).

During the early exploration of the Santa Fe and Calvada deposits (1973-1979), Mr Kerr familiarized himself with exploration endeavours on the Longshot Ridge copper skarn and the Copper Queen porphyry copper deposits on the New York Canyon Project. His knowledge of these deposits will provide invaluable input to ongoing development.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

Our audit committee currently consists of Benjamin Ainsworth, James E. Yates and John Kerr. Mr. Ainsworth is not an independent director as he currently acts as our Chief Executive Officer and President. Mr. Yates and Mr. Kerr are independent members of our Board of Directors. See “Item 13 – Certain Relationships and Related Transactions, and Director Independence”.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, we believe that, during the year ended June 30, 2013, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.      EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, as of our fiscal years ended June 30, 2013 and 2012:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Benjamin Ainsworth,	2013	65,476	-	-	-	-	-	-	65,476
Director, CEO,	2012	59,744	-	-	-	-	-	-	59,744
President and
Secretary(1)
Kurt Bordian,	2013	105,388	-	-	-	-	-	-	105,388
CFO and	2012	91,210	-	-	-	-	-	-	91,210
Treasurer(2)
Anthony Harvey,	2013	-	-	-	-	-	-	-	-
Former Director,	2012	59,744	-	-	-	-	-	-	59,744
Chairman and
CEO(1)

Notes:
(1)

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, as of our fiscal year ended June 30, 2013:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Benjamin Ainsworth Director, CEO, President and Secretary	474,000	-	-	$0.13	Aug 20, 2014
Kurt Bordian CFO and Treasurer	395,000	-	-	$0.13	Aug 20, 2014

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors for the fiscal year ended June 30, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
James E. Yates	-	-	-	-	-	-	-
Bryan Wilson(1)	-	-	-	-	-	-	-
John R. Kerr	-	-	-	-	-	-	-

Note:
(1)	Bryan Wilson resigned as a director on November 23, 2012.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 26, 2013 by: (i) each of our directors and nominees, (ii) each of our named executive officers, and (iii) officers and directors as a group. Other than as described below, no person or group is known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock(1)
Directors and Officers
Common Stock	Benjamin Ainsworth Director, Chief Executive Officer, President and Secretary	1,161,917 shares Direct and Indirect(2)	1.7%
Common Stock	Kurt Bordian Chief Financial Officer and Treasurer	716,267 shares Direct(3)	1.0%
Common Stock	James E. Yates	1,266,067 shares	1.8%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock(1)
	Director	Direct and Indirect(4)
Common Stock	John Kerr Director	Nil	Nil
Common Stock	All Officers and Directors as a Group (4 persons)	3,144,251 shares	4.5%
5% Stockholders
Common Stock	Cornucopia Holdings Limited Herrengasse 2 PO Box 562 Vaduz, Liechtenstein FL 9490	4,187,000 shares Direct	6.1%
Common Stock	Knightwall Invest Inc. 3076 Sir Francis Drakes Highway Road Town, Tortola BVI	4,937,500 shares Direct	7.2%

Notes:
*	Less than 1%.
(1)

Applicable percentage of ownership is based on 68,696,934 shares of common stock outstanding as of September 26, 2013 together with securities exercisable or convertible into shares of Common Stock within 60 days of September 26, 2013 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of September 26, 2013 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

The number of shares listed as beneficially owned by Mr. Ainsworth consists of: (i) 537,917 shares of common stock owned directly by Mr. Ainsworth; (ii) 150,000 shares held by Metamin Enterprises Inc., a company controlled by Mr. Ainsworth; and (iii) the option to purchase 474,000 shares of common stock at a price of $0.13 per share until August 20, 2014.

(3)

The number of shares listed as beneficially owned by Mr. Bordian consists of: (i) 321,267 shares of common stock owned directly by Mr. Bordian; and (ii) the option to purchase 395,000 shares of common stock at $0.13 per share until August 20, 2014.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as at June 30, 2013.

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2013
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	1,501,000	$0.13	5,368,693
Equity Compensation Plans not approved by security holders	Nil	N/A	Nil
Total	1,501,000	$0.13	5,368,693

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

Indebtedness

As at June 30, 2013, we are indebted to Mr. Ainsworth, our CEO, President, Secretary and a member of Board of Directors, in the amount of $4,756 (CDN $5,000) (2012 - $269,872 (CDN $275,000)) for unpaid management fees. This amount is non-interest bearing, unsecured and due on demand. On May 13, 2013, we entered into a settlement agreement with Mr. Ainsworth whereby Mr. Ainsworth agreed to forgive $221,835 (CDN $230,000) of unpaid management fees.

As at June 30, 2013, we are indebted to Mr. Harvey, our former CEO, Chairman and a director, in the principal amount of $Nil (2012 - $513,757 (CDN $522,322)). The indebtedness owed to Mr. Harvey consists of the following:

(a)	unpaid management fees of $Nil (2012 - $269,873 (CDN $275,000)). This amount is non-interest bearing, unsecured and due on demand.

(b)

loan of $Nil (2012 - $73,602 (CDN $75,000)) bearing interest at a rate of 15% per annum and was due on May 22, 2012. On May 17, 2012, we entered into an amendment agreement amending the terms of the loan to extend the term to May 22, 2014. As at June 30, 2013, we have accrued interest of $Nil (2012 - $17,725 (CDN $18,062)) in respect of this loan.

(c)

loan of $Nil (2012 - $50,000), bearing interest at a rate of 15% per annum and was due on April 1, 2012. On May 17, 2012, we entered into an amendment agreement amending the terms of the loan to extend the term to April 1, 2014. As at June 30, 2013, we have accrued interest of $Nil (2012 - $12,986) in respect of this loan.

(d)

loan of $Nil (2012 - $73,602 (CDN $75,000)) bearing interest at a rate of 15% per annum and was due on July 1, 2012. On May 17, 2012, we entered into an amendment agreement amending the terms of the loan to extend the term to July 1, 2014. As at June 30, 2013, we have accrued interest of $Nil (2012 - $15,970 (CDN $16,274)) in respect of this loan.

On March 31, 2013, we entered into a settlement agreement with Mr. Harvey whereby Mr. Harvey forgave $270,296 (CDN $275,000) of unpaid management fees and $197,785 (CDN $201,226) of promissory notes in Canadian dollars and $68,616 of promissory notes in US dollars in exchange for a settlement payment of $19,658 (CDN $20,000).

Moonlight Property

On November 25, 2011, we entered into the Assignment Agreement with Metamin Enterprises Inc. (the “Assignor”), a company controlled by Benjamin Ainsworth, our CEO, President, Secretary and director, and Metamin Enterprises USA Inc. (the “Subsidiary”), a wholly owned subsidiary of the Assignor, whereby: (i) the Assignor assigned all of its right, title and interest in and to an option agreement dated September 20, 2010, as amended on February 18, 2011 and October 31, 2011, (the “Option Agreement”) between the Assignor and Lester Storey (the “Optionor”) in respect of a mineral property located in Plumas County, California (the “Moonlight Property”); and (ii) the Subsidiary transferred to us certain mineral claims held by the Subsidiary that form part of the Moonlight Property.

In consideration of the assignment, we agreed to:

(a)	pay to the Assignor the following cash payments:

	(i)	$15,000 on January 16, 2012, the date of approval from the TSX Venture Exchange (the “Exchange Approval Date”) (which amount has been paid);
	(ii)	$25,000 on or before February 18, 2012 (which amount has been paid);
	(iii)	$25,000 on or before February 18, 2013 (which amount has been paid by Sandfield);
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
(iii)	150,000 Shares on or before February 18, 2013 (which shares have been issued by Sandfield); and
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

DIRECTOR INDEPENDENCE

Our common stock is listed on the TSX Venture Exchange, which requires us to have a minimum of two independent directors. For the purpose of determining director independence, we have adopted the independence requirements of Canadian National Instrument 52-110 – Audit Committees (“NI 52-110”) as we are a reporting issuer in the provinces of British Columbia and Alberta. NI 52-110 recommends that the Board of Directors of a public company be constituted with a majority of individuals who qualify as “independent” directors. An “independent” director is a director who has no direct or indirect material relationship with us. A material relationship is a relationship which could, in the view of the Board of Directors, reasonably interfere with the exercise of a director’s independent judgment. James E. Yates and John Kerr are independent directors, as aside from shares held by them, they have no ongoing interest or relationship with us other than serving as a director. Benjamin Ainsworth is not an independent director because of his position as CEO and President.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2013	Year Ended June 30, 2012
Audit Fees	$21,405	$23,034
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$21,405	$23,034

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

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibit
3.1	Certificate of Continuation issued May 31, 2013 by the British Columbia Registrar of Companies.(18)
3.2	Notice of Articles.(18)
3.3	Articles.(18)
10.1	Property Option Agreement dated March 18, 2004 among the Company, Robert & Sharon Weicker, Kurt & Tami Schendel, and Nevada Sunrise LLC (New York Canyon Project).(2)
10.2	Lease Agreement dated July 21, 2004 between the Company and Jaycor Mining, Inc.(3)
10.3	Consulting Agreement dated January 6, 2006 between the Company and Kurt Bordian.(4)
10.4	Quitclaim Deed for the New York Canyon Project dated March 12, 2007.(5)
10.5	Purchase and Sale Agreement dated August 5, 2010 between Canyon Copper Corp. and ESO Uranium Corp.(6)
10.6	Loan Agreement dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey.(7)
10.7	Promissory Note dated for reference October 7, 2010 between Canyon Copper Corp. and Anthony Harvey for the loan of $50,000 (USD).(7)
10.8	Loan Agreement dated November 22, 2010 between Canyon Copper Corp. and Anthony Harvey.(8)
10.9	Promissory Note dated November 22, 2010 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN).(8)
10.10	Loan Agreement dated January 19, 2011 between Canyon Copper Corp. and Anthony Harvey.(9)
10.11	Promissory Note dated January 19, 2011 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN).(9)
10.12	Engagement letter dated January 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(10)
10.13	Sponsorship Engagement Letter dated January 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(10)
10.14	Amended and Restated 2009 Stock Option Plan.(11)
10.15	Agency Agreement dated May 26, 2011 between MGI Securities Inc. and Canyon Copper Corp.(12)
10.16	Stock Repurchase Agreement dated October 20, 2011 between Canyon Copper Corp. and Langley Park Investment Trust plc.(13)
10.17	Assignment Agreement dated November 25, 2011 between Canyon Copper Corp., Metamin Enterprises Inc. and Metamin Enterprises USA Inc.(14)
10.18	First Amendment to Loan Agreement dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $50,000 (USD) due on April 1, 2014.(15)
10.19	Promissory Note dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $50,000 (USD) due on April 1, 2014.(15)
10.20	First Amendment to Loan Agreement dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN) due on July 1, 2014.(15)
10.21	Promissory Note dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN) due on July 1, 2014.(15)
10.22	First Amendment to Loan Agreement dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN) due on May 22, 2014.(15)
10.23	Promissory Note dated May 17, 2012 between Canyon Copper Corp. and Anthony Harvey for the loan of $75,000 (CDN) due on May 22, 2014.(15)

Exhibit
Number	Description of Exhibit
10.24	Termination Agreement dated November 5, 2012 between Canyon Copper Corp. and Anthony Harvey.(16)
10.25	Earn-In Agreement dated January 24, 2013 between Canyon Copper Corp., Sandfield Resources Ltd. and Sandfield Resources (USA) Inc.(17)
14.1	Code of Ethics.(1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(1)
99.2	Disclosure Committee Charter.(1)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 26, 2003.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 8, 2004.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on October 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on February 16, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2007.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on September 28, 2010.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 13, 2010.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 29, 2010.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 21, 2011.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 31, 2011.
(11)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on May 9, 2011.
(12)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1 filed on August 15, 2011.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 26, 2011.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 29, 2011.
(15)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on September 28, 2012.
(16)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on November 7, 2012.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 24, 2013.
(18)	Filed with the SEC as an exhibit to our Current Report on Form 6-K filed on June 4, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANYON COPPER CORP.

Date:	September 27, 2013	By:	/s/ Benjamin Ainsworth
BENJAMIN AINSWORTH
Chief Executive Officer, President and Secretary
Director
(Principal Executive Officer)

Date:	September 27, 2013	By:	/s/ Kurt Bordian
KURT BORDIAN
Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 27, 2013	By:	/s/ Benjamin Ainsworth
BENJAMIN AINSWORTH
Chief Executive Officer, President, Secretary and Director

Date:	September 27, 2013	By:	/s/ Kurt Bordian
KURT BORDIAN
Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)

Date:	September 27, 2013	By:	/s/ James Yates
JAMES YATES
Director

Date:	September 27, 2013	By:	/s/ John Kerr
JOHN KERR
Director